Form 10-Q
period 2019-03-31
Palomar Holdings, Inc.
filed 2019-05-17
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

☐            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38873

Palomar Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3972551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7979 Ivanhoe Avenue, Suite 500 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(619) 567-5290

Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PLMR	Nasdaq Global Select Market

Number of shares of the registrant’s common shares outstanding at May 15, 2019: 23,468,750

PALOMAR HOLDINGS, INC.

Part 1: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2019	2018
	(unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $125,051 in 2019; $122,949 in 2018)	$126,946	$122,220
Equity securities, at fair value (cost: $21,429 in 2019; $27,188 in 2018)	21,778	25,171
Total investments	148,724	147,391
Cash and cash equivalents	10,494	9,525
Restricted cash	397	399
Accrued investment income	856	734
Premium receivable	24,348	18,633
Deferred policy acquisition costs	16,741	14,052
Reinsurance recoverable on unpaid losses and loss adjustment expenses	10,296	11,896
Reinsurance recoverable on paid losses and loss adjustment expenses	2,094	2,666
Prepaid reinsurance premium	21,838	18,284
Prepaid expenses and other assets	8,264	5,863
Property and equipment, net	921	947
Intangible assets	744	744
Deferred tax assets, net	523	—
Total assets	$246,240	$231,134
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$8,361	$9,245
Reserve for losses and loss adjustment expenses	12,628	16,061
Unearned premiums	92,259	79,130
Ceded premium payable	9,664	10,607
Funds held under reinsurance treaty	750	720
Income and excise taxes payable	1,566	—
Long-term notes payable	19,103	19,079
Total liabilities	144,331	134,842
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 and 0 shares authorized as of March 31, 2019 and December 31, 2018, respectively, 0 shares issued and outstanding as of March 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 17,000,000 shares issued and outstanding as of March 31, 2019 and December 31, 2018	2	2
Additional paid-in capital	91,459	68,498
Accumulated other comprehensive income (loss)	1,624	(563)
Retained earnings	8,824	28,355
Total stockholders' equity	101,909	96,292
Total liabilities and stockholders' equity	$246,240	$231,134

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of (Loss) Income and Comprehensive (Loss) Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Gross written premiums	$54,031	$34,033
Ceded written premiums	(26,106)	(13,762)
Net written premiums	27,925	20,271
Change in unearned premiums	(9,575)	(2,284)
Net earned premiums	18,350	17,987
Net investment income	960	617
Net realized and unrealized gains (losses) on investments	2,411	(621)
Commission and other income	586	540
Total revenues	22,307	18,523
Expenses:
Losses and loss adjustment expenses	316	938
Acquisition expenses	6,975	7,790
Other underwriting expenses (includes stock-based compensation of $22,961 and $0, respectively)	28,853	3,805
Interest expense	429	404
Total expenses	36,573	12,937
(Loss) Income before income taxes	(14,266)	5,586
Income tax expense (benefit)	145	(6)
Net (loss) income	(14,411)	5,592
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three months ended March 31, 2019 and 2018 respectively	2,187	(899)
Net comprehensive (loss) income	$(12,224)	$4,693
Per Share Data:
Earnings per share, basic and diluted	$(0.85)	$0.33
Weighted-average common shares outstanding	17,000,000	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	(Loss) Income	Earnings	Equity
Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414
Impact of equity accounting guidance adoption	—	—	—	(3,215)	3,215	—
Change in net unrealized loss on investments	—	—	—	(899)	—	(899)
Net income	—	—	—	—	5,592	5,592
Balance at March 31, 2018	17,000,000	$2	$68,498	$(1,121)	$15,728	$83,107

Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Change in net unrealized gain on investments	—	—	—	2,187	—	2,187
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	22,961	—	—	22,961
Net loss	—	—	—	—	(14,411)	(14,411)
Balance at March 31, 2019	17,000,000	$2	$91,459	$1,624	$8,824	$101,909

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net cash provided by operating activities	$2,457	$8,410
Investing activities
Purchases of property and equipment	(27)	(249)
Purchases of fixed maturity securities	(14,738)	(24,469)
Purchases of equity securities	(21,430)	(1,495)
Sales and maturities of fixed maturity securities	12,547	13,225
Sales of equity securities	27,278	1,430
Receivable for securities	—	250
Net cash provided by (used in) investing activities	3,630	(11,308)
Financing activities
Distribution to stockholder	(5,120)	—
Net cash used in financing activities	(5,120)	—
Net increase (decrease) in cash, cash equivalents and restricted cash	967	(2,898)
Cash, cash equivalents and restricted cash at beginning of period	9,924	10,932
Cash, cash equivalents and restricted cash at end of period	$10,891	$8,034
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$444	$424

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Cash and cash equivalents	$10,494	$9,525
Restricted cash	397	399
Cash and cash equivalents and restricted cash	$10,891	$9,924

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the Company), is an insurance holding company that was incorporated in Delaware on March 14, 2019. Prior to incorporation in Delaware, the Company was known as GC Palomar Holdings (GCPH), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (GCPI) acquired control of GCPH. The Company and its wholly owned subsidiaries include Palomar Specialty Reinsurance Company (PSRE) and Palomar Insurance Holdings, Inc. (PIH), which wholly owns Palomar Specialty Insurance Company (PSIC) and Prospect General Insurance Agency, Inc. (PGIA).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

On March 15, 2019, the Company effected a 17,000,000 for one forward stock split in conjunction with domestication in the United States. All share and per share information included in the accompanying condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split for the Company’s common stock for all periods presented.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses, reinsurance recoverables on unpaid losses, and the fair values of investments.

Recent Accounting Pronouncements

The Company currently qualifies as an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non‑emerging growth companies or (ii) within the same time periods as private companies.

The Company has elected to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance.

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued new accounting guidance related to revenue recognition, “ASU 2014‑09, Revenue from Contracts with Customers (Topic 606).” The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard became effective for the Company January 1, 2019, but the Company is not required to present the impacts of the standard until it files its annual report on Form 10-K for the fiscal year ended December 31, 2019. The Company expects to adopt this standard using the modified retrospective method. The Company does not expect adoption to have a material impact on its consolidated financial statements, but will continue to assess the potential impact of adoption throughout 2019.

In February 2016, the FASB issued new guidance for accounting for leases, “ASU 2016‑02, Leases (Topic 842).” Under current guidance, leases are only included on the balance sheet if the criteria to classify the agreement as a capital lease are met. This update will require the recognition of a right‑of‑use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months.

This guidance was subsequently amended multiple times and offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance requires a modified retrospective adoption, applying the new standard to all leases existing at the date of initial application, with early adoption permitted. An entity may choose to use the standard’s effective date, rather than the beginning of the earliest comparative period presented, as the date of initial application. An entity would record the effects of initially applying the new guidance as a cumulative‑effect adjustment to retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with the current guidance, including the current disclosure requirements.

To facilitate transition, the new guidance includes a package of practical expedients that entities may elect to apply on adoption. The package of practical expedients relates to the identification and classification of leases that commenced before the effective date and initial direct costs for leases that commenced before the effective date. The new guidance also includes a practical expedient permitting the use of hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

This update is effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 31, 2020 with early adoption permitted. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

In June 2016, the FASB issued “ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Current guidance delays the recognition of credit losses until it is probable a loss has been incurred. This updated guidance will require financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available‑for‑sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. This update will be effective for annual reporting periods beginning after December 15, 2020 and interim reporting periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

In August 2018, the FASB issued “ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Among other things, this new guidance eliminates the need to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, changes the policy for timing of transfers and the valuation processes for Level 3 fair value measurements and includes requirements to disclose quantitative information about Level 3 measurements. This new guidance will be effective for annual and interim reporting periods beginning after December 15, 2019. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2019	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$12,326	$195	$(59)	$12,462
States, territories, and possessions	2,304	59	—	2,363
Political subdivisions	818	—	(5)	813
Special revenue excluding mortgage/asset-backed securities	11,388	220	(27)	11,581
Industrial and miscellaneous	70,626	1,368	(199)	71,795
Mortgage/asset-backed securities	27,589	359	(16)	27,932
Total available-for-sale investments	$125,051	$2,201	$(306)	$126,946

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$15,299	$96	$(126)	$15,269
States, territories, and possessions	1,227	—	(6)	1,221
Political subdivisions	825	—	(10)	815
Special revenue excluding mortgage/asset-backed securities	12,429	115	(91)	12,453
Industrial and miscellaneous	65,885	192	(951)	65,126
Mortgage/asset-backed securities	27,284	133	(81)	27,336
Total available-for-sale investments	$122,949	$536	$(1,265)	$122,220

Security holdings in an unrealized loss position

As of March 31, 2019, the Company held 91 fixed maturity securities in an unrealized loss position with a total estimated fair value of $36.8 million and total gross unrealized losses of $0.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. As of December 31, 2018, the Company held 173 fixed maturity securities in an unrealized loss position with a total estimated fair value of $73.8 million and total gross unrealized losses of $1.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	—	—	$5,742	$(59)	$5,742	$(59)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	549	(5)	549	(5)
Special revenue excluding mortgage/asset-backed securities	—	—	5,237	(27)	5,237	(27)
Industrial and miscellaneous	2,723	(22)	20,029	(177)	22,752	(199)
Mortgage/asset-backed securities	867	(5)	1,696	(11)	2,563	(16)
	$3,590	$(27)	$33,253	$(279)	$36,843	$(306)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,970	$(25)	$6,197	$(101)	$8,167	$(126)
States, territories, and possessions	719	(5)	501	(1)	1,220	(6)
Political subdivisions	264	(1)	550	(9)	814	(10)
Special revenue excluding mortgage/asset-backed securities	1,706	(14)	5,916	(77)	7,622	(91)
Industrial and miscellaneous	30,544	(556)	14,913	(395)	45,457	(951)
Mortgage/asset-backed securities	6,653	(39)	3,830	(42)	10,483	(81)
Total	$41,856	$(640)	$31,907	$(625)	$73,763	$(1,265)

The Company considers the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis,
•	The time period during which there has been a significant decline in fair value,
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates,
•	A fundamental analysis of the business prospects and financial condition of the issuer,
•	The Company’s intent to sell the securities as of each reporting date, and
•	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of March 31, 2019 and December 31, 2018, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other‑than‑temporarily impaired. The company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the respective periods.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2019, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$2,968	$2,959
Due after one year through five years	46,692	46,600
Due after five years through ten years	35,745	37,053
Due after ten years	12,057	12,402
Mortgage and asset-backed securities	27,589	27,932
	$125,051	$126,946

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Interest income	$1,010	$578
Dividend income	30	122
Less: investment expense	(80)	(83)
Net investment income	$960	$617

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$44	$9
Gains on sales of equity securities	66	26
Total realized gains	110	35
Realized losses:
Losses on sales of fixed maturity securities	(66)	(42)
Losses on sales of equity securities	(156)	(446)
Total realized losses	(222)	(488)
Net realized investment losses	(112)	(453)
Net unrealized gains (losses) on equity securities	2,523	(168)
Net realized and unrealized gains (losses) on investments	$2,411	$(621)

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. At March 31, 2019 and December 31, 2018, the carrying value of securities on deposit with state regulatory authorities was $5.0 million.

3. Fair value measurements

Fair value is defined as the price that the Company would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market of the investment.

The three‑tier hierarchy of inputs is summarized in the three broad levels listed below:

Level 1—Unadjusted quoted prices are available in active markets for identical investments as of the reporting date.

Level 2—Pricing inputs are quoted prices for similar investments in active markets; quoted prices for identical or similar investments in inactive markets; or valuations based on models where the significant inputs are observable or can be corroborated by observable market data.

Level 3—Pricing inputs into models are unobservable for the investment. The unobservable inputs require significant management judgment or estimation.

To measure fair value, the Company obtains quoted market prices for its investment securities from its outside investment managers. If a quoted market price is not available, the Company uses prices of similar securities. The fair values obtained from the outside investment managers are reviewed for reasonableness and any discrepancies are investigated for final valuation.

The fair value of the Company’s investments in fixed maturity securities is estimated using relevant inputs, including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. An Option Adjusted Spread model is also used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities. These fair value measurements are estimated based on observable, objectively verifiable market information rather than market quotes; therefore, these investments are classified and disclosed in Level 2 of the hierarchy.

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

March 31, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$12,462	$—	$12,462
States, territories, and possessions	—	2,363	—	2,363
Political subdivisions	—	813	—	813
Special revenue excluding mortgage/asset-backed securities	—	11,581	—	11,581
Industrial and miscellaneous	—	71,795	—	71,795
Mortgage/asset-backed securities	—	27,932	—	27,932
Equity securities	21,778	—	—	21,778
Cash, cash equivalents, and restricted cash	10,891	—	—	10,891
Total assets	$32,669	$126,946	$—	$159,615
Liabilities:
Long-term notes payable	$—	$—	$20,000	$20,000
Total liabilities	$—	$—	$20,000	$20,000

December 31, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$15,269	$—	$15,269
States, territories, and possessions	—	1,221	—	1,221
Political subdivisions	—	815	—	815
Special revenue excluding mortgage/asset-backed securities	—	12,453	—	12,453
Industrial and miscellaneous	—	65,126	—	65,126
Mortgage/asset-backed securities	—	27,336	—	27,336
Equity securities	25,171	—	—	25,171
Cash, cash equivalents, and restricted cash	9,924	—	—	9,924
Total assets	$35,095	$122,220	$—	$157,315
Liabilities:
Long-term notes payable	$—	$—	$20,000	$20,000
Total liabilities	$—	$—	$20,000	$20,000

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity.

The fair value of the Company’s long‑term debt was determined by calculating the present value of expected future cash flows under the terms of the note agreements discounted at an estimated market rate of interest at March 31, 2019 and December 31, 2018, respectively. This is a level 3 measurement.

Transfers between levels result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three months ended March 31, 2019 or the three months ended March 31, 2018.

4. Reserve for Losses and Loss Adjustment Expenses

The following table provides a reconciliation of the beginning and ending reserve balances for losses and loss adjustment expenses on a net of reinsurance basis to the gross amounts reported in the accompanying balance sheet:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$4,165	$4,432
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	278	2,436
Prior year	38	(1,498)
Total incurred	316	938
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	106	558
Prior year	2,043	1,057
Total payments	2,149	1,615
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	2,332	3,755
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	10,296	10,692
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$12,628	$14,447

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to shareholder’s equity. The foregoing reconciliation shows a loss and loss adjustment expense reserve shortfall of $0.04 million and reserve redundancy of $1.5 million developed in the three months ended March 31, 2019 and 2018, respectively. Unfavorable development for the three months ended March 31, 2019 was primarily due to development of a Hurricane Michael claim offset by favorable development in the Texas homeowners line of business due to lower than originally anticipated frequency and severity of claims. Favorable loss development for the three months ended March 31, 2018 was primarily due to favorable development in the Texas homeowners and All Risk lines of business due to lower than originally anticipated frequency and severity of claims.

5. Long-term debt

Prior to September 2018, the Company had $17.5 million in outstanding surplus notes which had been issued by PSIC on February 3, 2015 for a term of seven years. The surplus notes bore interest at the rate of LIBOR plus 8.00% and had restrictions as to payments of interest and principal and any such payment required the prior approval of the Oregon Insurance Commissioners before such payment could be made. Such payments could only be made from surplus.

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”). As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre‑payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in 2018.

The Floating Rate Notes mature on September 6, 2028 and bear interest at the three‑month treasury rate plus 6.50% per annum. This rate resets quarterly and interest is payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, commencing on December 20, 2018.

Prior to September 6, 2019, Palomar Insurance Holdings, Inc. may redeem the Floating Rate Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes redeemed, plus a “make‑whole” premium and accrued and unpaid interest and additional interest, if any. After September 6, 2019, Palomar Insurance Holdings, Inc. may redeem the Floating Rate Notes at its option, in whole or in part, at certain redemption prices. If a change of control occurs, Palomar Insurance Holdings, Inc. must offer to purchase the Floating Rate Notes at 100% of their principal amount, plus accrued and unpaid interest.

The Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by a pledge of the capital stock owned by Palomar Holdings, Inc. of its equity interests in Palomar Insurance Holdings, Inc. Such security interest consists of a first‑priority lien with respect to the collateral.

The Floating Rate Notes contain certain customary affirmative and negative covenants and events of default. The negative covenants limit Palomar Insurance Holdings, Inc.’s ability to, among other things, incur additional indebtedness, create liens on certain assets, pay dividends or prepay junior debt or make other restricted payments, make certain loans, acquisitions or investments, engage in transactions with affiliates, conduct asset sales, restrict dividends from subsidiaries or restrict liens, or merge, consolidate, sell or otherwise dispose of all or substantially all of Palomar Insurance Holdings, Inc.’s assets. The Company was in compliance with all debt covenants as of March 31, 2019 and December 31, 2018.

The Company incurred $0.4 million in interest expense related to the Floating Rate Notes for the three months ended March 31, 2019 and $0.4 million in interest expense related to the surplus notes for the three months end March 31, 2018 and paid $0.4 million in interest for each period. The Company had $0.4 million and $0.1 million of interest accrued at March 31, 2019 and December 31, 2018, respectively.

6. Income Taxes

Prior to March 2019, the Company was a Cayman Islands incorporated holding company with U.K. tax residency. On March 14, 2019, the Company implemented a domestication (the Domestication) pursuant to Section 388 of the Delaware General Corporation Law and Section 206 of the Companies Law (2018 Revision), as amended, of the Cayman Islands pursuant to which it became a Delaware corporation and no longer subject to the laws of the Cayman Islands.

Historically, the Company’s Bermuda based subsidiary, PSRE, was not required to pay any taxes on its income or capital gains but was subject to a 1% U.S. federal excise tax on reinsurance premiums assumed. As a result of the Domestication, PSRE’s income is subject to U.S. federal income tax in 2019.

Prior to the three months ended March 31, 2019, the Company maintained a valuation allowance on the U.S. tax attributes due to significant negative evidence, including cumulative U.S. losses in the most recent three-year period and our assessment that the realization of the net deferred tax assets did not meet the "more likely than not" criteria under ASC 740, Income Taxes. Management assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. The projected reversal of temporary differences, recent domestication in March of 2019, and projected future operating income in the U.S. represents significant positive evidence, which outweighed the historical negative evidence.

Based on this evidence, management determined it was more likely than not that the federal deferred tax assets are recoverable and therefore the associated valuation allowance was released as of March 31, 2019. State NOL carryforwards, due to the limited carryforward period, do not meet the “more likely than not” criteria and the Company will continue to maintain a valuation allowance on the associated deferred tax assets.  The Company decreased the valuation allowance on the federal deferred tax assets by $1.7 million as a result of this analysis.  The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

The tax expense for the three months ended March 31, 2019 differs from the expected tax computed at the statutory tax rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of our

U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from the addback related to the stock compensation charge recognized during the quarter that is not deductible for tax purposes.

7. Capital Stock

As of March 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and 0 preferred shares issued and outstanding. There were no preferred shares authorized as of December 31, 2018. As of March 31, 2019 and December 31, 2018, the Company has 500,000,000 common shares authorized and 17,000,000 common shares issued and outstanding with a par value of $0.0001. Additional paid in capital is $91.5 million as of March 31, 2019 and $68.5 million as of December 31, 2018. As of March 31, 2019, the Company does not have any additional securities outstanding which could convert to preferred or common stock.

8. Management Incentive Plan

The Company’s former parent, GC Palomar Investor LP, adopted a 2014 Management Incentive Plan (in the form of profits interests) on February 12, 2014 under which certain officers and employees of PSIC and its affiliates were entitled to Class P Units in GC Palomar Investor LP. Class P unit holders were expected to realize value only upon the occurrence of liquidity events meeting requisite financial thresholds after the Class A unit holders have recovered their investment. The Class P unit holders had no voting rights. The Company did not record stock based compensation expense related to this plan for the period ended March 31, 2018 because no liquidity events were probable of occurring.

On March 15, 2019, the Company modified its 2014 Management Incentive Plan by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. The 12,552,825 Class P units outstanding were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined and distributed based on these percentages. This modification resulted in a stock compensation charge and corresponding increase to additional paid‑in capital of $23.0 million for the quarter ending March 31, 2019. The stock compensation charge is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of (Loss) Income and Comprehensive (Loss) Income.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) are as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Balance as of January 1	$(563)	$2,993
Effect of equity accounting guidance adoption	—	(3,215)
Beginning Balance	(563)	(222)
Other comprehensive income (loss) before reclassification	2,632	(932)
Federal income taxes	(459)	6
Other comprehensive income (loss) before reclassification, net of tax	2,173	(926)
Amounts reclassified from AOCI	18	33
Federal income taxes	(4)	(6)
Amounts reclassified from AOCI, net of tax	14	27
Other comprehensive income (loss)	2,187	(899)
Balance at end of period	$1,624	$(1,121)

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended March 31,
	2019	2018
	(in thousands, except shares and per share data)
Net (Loss) Income	$(14,411)	$5,592
Weighted average shares used in computing net income per share	17,000,000	17,000,000
Net (Loss) Income per share, basic and diluted	$(0.85)	$0.33

11. Cash Distribution

In March 2019, the Company made a one‑time cash distribution totaling approximately $5.1 million to its then‑sole stockholder, GC Palomar Investor LP, enabling it to distribute funds to its partners, including Genstar Capital, in order to allow such partners to satisfy tax obligations incurred as a result of the domestication transactions.

12. Underwriting information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (GWP) by product are presented below:

	Three Months Ended March 31,
	2019		2018
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$29,308	54.3%	$16,751	49.3%
Specialty Homeowners	7,780	14.4%	6,636	19.5%
Commercial All Risk	7,565	14.0%	2,936	8.6%
Commercial Earthquake	6,532	12.1%	5,830	17.1%
Hawaii Hurricane	2,074	3.8%	1,504	4.4%
Flood	772	1.4%	376	1.1%
Total Gross Written Premium	$54,031	100%	$34,033	100%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2019		2018
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$30,449	56.4%	$17,726	52.1%
Texas	10,439	19.3%	7,687	22.6%
Hawaii	2,091	3.9%	1,504	4.4%
South Carolina	1,669	3.1%	843	2.5%
Washington	1,594	3.0%	1,012	3.0%
Oregon	1,456	2.7%	1,052	3.1%
Illinois	1,050	1.9%	1,045	3.1%
Other	5,283	9.7%	3,164	9.2%
Total Gross Written Premium	$54,031	100%	$34,033	100%

13. Subsequent Events

Initial Public Offering (IPO)

On April 22, 2019, the Company completed its IPO with the sale of 6,468,750 shares of common stock at a price to the public of $15.00 per share, including 843,750 shares sold upon the exercise in full of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and estimated offering expenses, net proceeds from the IPO were approximately $86.7 million.

2019 Equity Incentive Plan

On April 16, 2019, the Company’s 2019 Equity Incentive Plan (“the 2019 Plan”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO. The 2019 Plan will provide for the grant of stock options, stock appreciation rights, restricted stock, RSUs, performance shares, and units and other cash‑based or share‑based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

The 2019 Plan will be administered by the compensation committee of the Company’s board of directors. Subject to the provisions of the 2019 Plan, the compensation committee will determine at its discretion the persons to whom and the times at which awards are granted, the sizes of such awards and all of their terms and conditions.

A total of 2,400,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan. This reserve will automatically increase on January 1, 2020 and each subsequent anniversary through 2029, by an amount equal to the smaller of:

•	3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31; and
•	an amount determined by the board of directors.

In connection with the adoption of the 2019 Plan, the Company’s Compensation Committee granted 990,393 stock options and restricted stock unit awards. Stock options were issued with an exercise price equal to the IPO price of $15.00 per share. The options will vest monthly over a two to four year period with a one year cliff and the restricted stock unit awards will vest annually. All stock options expire after ten years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company’s 2019 Employee Stock Purchase Plan (“the 2019 ESPP”) became effective immediately prior to the effectiveness of the registration statement filed in connection with the IPO.  A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance under the 2019 ESPP on January 1, 2020 and each subsequent anniversary through 2029, equal to the smaller of:

•	240,000 shares of our common stock; or
•	such other amount as may be determined by the board of directors.

The compensation committee of the board of directors will administer the 2019 ESPP and have full authority to interpret the terms of the 2019 ESPP.

Redemption of the Floating Rate Notes

On April 23, 2019, the Company issued a notice of redemption to redeem all of the outstanding principal amount of Palomar Insurance Holdings, Inc.’s $20.0 million Floating Rate Senior Secured Notes due 2028. The Floating Rate Notes will be redeemed on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The total redemption price of $20.7 million will be paid on May 23, 2019.

The Company will recognize a charge of $1.3 million upon payment of the debt with $0.4 million due to the redemption premium and $0.9 due to the write-off of unamortized debt issuance costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis below includes certain forward-looking statements that are subject to risks, uncertainties and other factors described in part II, item 1A of this Quarterly Report. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our final prospectus dated April 16, 2019 filed with the Securities and Exchange Commission, or SEC, on April 17, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

References to the "Company," "Palomar," "we," "us," and "our" are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a rapidly growing and profitable company focused on the provision of specialty property insurance. We focus on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, wind and flood insurance. We provide specialty property insurance products in our target markets to both individuals and businesses. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing on an admitted basis. We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and in partnership with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe provides both consistency of earnings and appropriate levels of protection in the event of a major catastrophe. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $154.9 million for the year ended December 31, 2018, a compound annual growth rate (“CAGR”) of approximately 75%. During 2018, we experienced average monthly premium retention rates above 90% for our Residential Earthquake, Residential Flood and Hawaii Hurricane lines and approximately 84% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

On April 22, 2019, we closed our IPO and the underwriters in the IPO purchased 6,468,750 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were approximately $86.7 million, after deducting underwriting discounts and commissions and estimated offering costs.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

Components of Our Results of Operations

Gross Written Premiums

Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•	New business submissions;
•	Binding of new business submissions into policies;
•	Renewals of existing policies; and
•	Average size and premium rate of bound policies.

Ceded Written Premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease limits, retention levels and co‑participations.

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third‑party reinsurers under our reinsurance agreements. Our insurance policies generally have a term of one year and premiums are earned pro rata over the term of the policy.

Commission and Other Income

Commission and other income consist of commissions earned on policies written on behalf of third party insurance companies and where we have no exposure to the insured risk and certain fees earned in conjunction with underwriting policies.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. In general, our losses and loss adjustment expenses are affected by:

•	The occurrence, frequency and severity of catastrophe events such as earthquakes, hurricanes and floods in the areas where we underwrite polices relating to these perils;
•	Our net reinsurance recoverables;
•	The volume and severity of non‑catastrophe attritional losses;
•	The mix of business written by us;
•	The geographic location and characteristics of the policies we underwrite;
•	Changes in the legal or regulatory environment related to the business we write;
•	Trends in legal defense costs; and
•	Inflation in housing and construction costs.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over a period of years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. In addition, acquisition expenses include premium‑related taxes. Acquisition expenses related to each policy we write are deferred and amortized to expense in proportion to the premium earned over the policy life.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, technology costs, office rent, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consists primarily of interest expense on our surplus notes through September 2018 and our Floating Rate Senior Secured Notes after September 2018.

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and expenses due to external investment managers. As measured by amortized cost, which excludes changes in fair value, such as changes in interest rates, the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investment are a function of the difference between the amount received by us on the sale of a security and the security’s cost‑basis, mark-to-market adjustments as well as any “other‑than‑temporary” impairments recognized in earnings.

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations offset by the reversal of our U.S. federal deferred tax valuation allowance.

For 2018, our income tax expense consists mainly of refunds of federal AMT credits. Our income tax expense has also been significantly impacted by the value of our deferred tax assets and liabilities, particularly our U.S. federal income net operating loss carryforwards which may or may not be realizable.

Key Financial and Operating Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting revenue is a non‑GAAP financial measure defined as total revenue, excluding net investment income and net realized and unrealized gains and losses on investments. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of total revenue to underwriting revenue in accordance with GAAP.

Underwriting income is a non‑GAAP financial measure defined as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments and interest expense. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of income before income taxes to underwriting income in accordance with GAAP.

Adjusted net income is a non‑GAAP financial measure defined as net income excluding the impact of expenses relating to various transactions that we consider to be unique and possibly non‑recurring in nature, net of tax impact.  We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income to adjusted net income in accordance with GAAP.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity to adjusted return on equity in accordance with GAAP.

Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses, to net earned premiums.

Expense ratio, expressed as a percentage, is the ratio of acquisition and other underwriting expenses, net of commission and other income to net earned premiums.

Combined ratio is a non‑GAAP financial measure defined as the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Adjusted Combined ratio is a non‑GAAP financial measure defined as the sum of the loss ratio and the expense ratio calculated excluding the impact of expenses relating to various transactions that we consider to be unique and possibly non‑recurring in nature. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of combined ratio to adjusted combined ratio in accordance with GAAP.

Tangible stockholders’ equity is a non‑GAAP financial measure defined as stockholders’ equity less intangible assets. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity to tangible stockholders’ equity in accordance with GAAP.

Results of Operations

Three months ended March 31, 2019 compared to three months ended March 31, 2018

The following table summarizes our results for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,			Percent
	2019	2018	Change	Change
	($ in thousands)
Revenue:
Gross written premiums	$54,031	$34,033	$19,998	58.8%
Ceded written premiums	(26,106)	(13,762)	(12,344)	89.7%
Net written premiums	27,925	20,271	7,654	37.8%
Net earned premiums	18,350	17,987	363	2.0%
Commission and other income	586	540	46	8.5%
Total underwriting revenue	18,936	18,527	409	2.2%
Losses and loss adjustment expenses	316	938	(622)	(66.3)%
Acquisition expenses	6,975	7,790	(815)	(10.5)%
Other underwriting expenses	28,853	3,805	25,048	658.3%
Underwriting (loss) income	(17,208)	5,994	(23,202)	(387.1)%
Interest expense	(429)	(404)	(25)	6.2%
Net investment income	960	617	343	55.6%
Net realized and unrealized gains (losses) on investments	2,411	(621)	3,032	(488.2)%
(Loss) income before income taxes	(14,266)	5,586	(19,852)	(355.4)%
Income tax expense (benefit)	145	(6)	151	(2,516.7)%
Net (loss) income	$(14,411)	$5,592	$(20,003)	(357.7)%
Adjustments:
Expenses associated with IPO and tax restructuring	358	—	358	N/A
Expenses associated with modification of management incentive plan	22,961	—	22,961	N/A
Less: Tax impact	(75)	—	(75)	N/A
Adjusted net income	$8,833	$5,592	$3,241	58.0%
Key Financial and Operating Metrics
Annualized return on equity	(58.2)%	27.7%
Annualized adjusted return on equity	35.7%	27.7%
Loss ratio	1.7%	5.2%
Expense ratio	192.1%	61.5%
Combined ratio	193.8%	66.7%
Adjusted combined ratio	66.7%	66.7%

Gross Written Premiums

Gross written premiums were $54.0 million for the three months ended March 31, 2019 compared to $34.0 million for the three months ended March 31, 2018, an increase of $20.0 million, or 58.8%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint, new partnerships and strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 54.3% of our gross written premiums for the three months ended March 31, 2019, increased by $12.6 million, or 75.0%, for the three months ended March 31, 2019 compared to the same period in the prior year. Approximately $8.0 million of this increase was due to a new homeowners carrier partnership in which we assumed $6.6 million of unearned premiums and wrote an additional $1.4 million in premiums.

•

Specialty Homeowners, which represented approximately 14.4% of our gross written premiums for the three months ended March 31, 2019, increased by $1.1 million, or 17.2%, for the three months ended March 31, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 14.0% of our gross written premiums for the three months ended March 31, 2019, increased by $4.6 million, or 157.7%, for the three months ended March 31, 2019 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 12.1% of our gross written premiums for the three months ended March 31, 2019, increased by $0.7 million, or 12.0%, for the three months ended March 31, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 3.8% of our gross written premiums for the three months ended March 31, 2019, increased by $0.6 million or 37.9%, for the three months ended March 31, 2019 compared to the same period in the prior year.

•

Flood, which represented approximately 1.4% of our gross written premiums for the three months ended March 31, 2019 increased by $0.4 million or 105.3%, for the three months ended March 31, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $12.3 million, or 89.7%, to $26.1 million for the three months ended March 31, 2019 from $13.8 million for the three months ended March 31, 2018. The increase was primarily due to increased ceding of written premium related to our Specialty Homeowners operations in the state of Texas. As of June 2018, we act as a fronting carrier for these operations and cede substantially all of the risk and premium in exchange for a fronting fee. In addition, we incurred increased excess of loss reinsurance cost due to higher exposure from the growth of our portfolio. Ceded written premiums as a percentage of gross written premiums increased to 48.3% for the three months ended March 31, 2019 from 40.4% for the three months ended March 31, 2018.

Net Written Premiums

Net written premiums increased $7.6 million, or 37.8%, to $27.9 million for the three months ended March 31, 2019 from $20.3 million for the three months ended March 31, 2018. The increase was primarily due to higher gross written premiums, primarily in our residential earthquake and commercial all risk lines, partially offset by the change in our reinsurance program on our Specialty Homeowners operations.

Net Earned Premiums

Net earned premiums increased $0.4 million, or 2.0%, to $18.4 million for the three months ended March 31, 2019 from $18.0 million for the three months ended March 31, 2018 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums under reinsurance agreements for the three months ended March 31, 2019. The table below shows the amount of premiums we earned on a gross and net basis:

	Three Months Ended
	March 31,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$40,892	$31,160	$9,732	31.2%
Ceded earned premiums	(22,542)	(13,173)	(9,369)	71.1%
Net earned premiums	$18,350	$17,987	$363	2.0%

Commission and Other Income

Commission and other income increased $0.1 million, or 8.5%, to $0.6 million for the three months ended March 31, 2019 from $0.5 million for the three months ended March 31, 2018 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $0.6 million, or 66.3%, to $0.3 million for the three months ended March 31, 2019 from $0.9 million for the three months ended March 31, 2018. The decrease primarily relates to lower attritional losses during the three months ended March 31, 2019 versus the three months ended March 31, 2018.

Acquisition Expenses

Acquisition expenses decreased $0.8 million, or 10.5%, to $7.0 million for the three months ended March 31, 2019 from $7.8 million for the three months ended March 31, 2018. The primary reason for the decrease was higher earned ceding commissions on ceded business, as well as a change in the overall mix of business produced. Acquisition expenses as a percentage of gross earned premiums were 17.1% for the three months ended March 31, 2019 and 25.0% for the three months ended March 31, 2018.

Other Underwriting Expenses

Other underwriting expenses increased $25.1 million, or 658.3%, to $28.9 million for the three months ended March 31, 2019 from $3.8 million for the three months ended March 31, 2018. The increase was primarily due to a stock compensation charge of $23.0 million related to the modification of our former parent company’s management incentive plan in March 2019. In addition, we incurred additional increased staffing, professional fees and other expenses necessary to support our growth. Other underwriting expenses as a percentage of gross earned premiums were 70.6% for the three months ended March 31, 2019 and 12.2% for the three months ended March 31, 2018.

Interest Expense

Interest expense was $0.4 million for both periods presented.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.4 million, or 55.6%, to $1.0 million for the three months ended March 31, 2019 from $0.6 million for the three months ended March 31, 2018. The primary reason for the increase was a higher average balance of investments during the three months ended March 31, 2019.

Net realized and unrealized gains on investments increased $3.0 million, or 488.2%, to a $2.4 million gain for the three months ended March 31, 2019 from a loss of $0.6 million for the three months ended March 31, 2018. The primary reason for the increase was higher appreciation on our equity securities during the three months ended March 31, 2019 due to better overall performance of equity markets during that period. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset‑backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$1,010	$578	$432	74.7%
Dividend income	30	122	(92)	(75.4)%
Less: investment management fees and expenses	(80)	(83)	3	(3.6)%
Net investment income	960	617	343	55.6%
Net realized and unrealized gains (losses) on investments	2,411	(621)	3,032	(488.2)%
Total	$3,371	$(4)	$3,375	NM

NM-Not Meaningful

Income Tax Expense (Benefit)

Income tax expense increased $0.1 million to a $0.1 million expense for the three months ended March 31, 2019 from an immaterial benefit for the three months ended March 31, 2018 as a result of positive taxable income during the first quarter partially offset by the benefit from the reduction of the valuation allowance on our federal deferred tax assets.

We are subject to income taxes in certain jurisdictions in which we operate. Our U.S. subsidiaries are subject to federal and state income taxes. We earn income in Bermuda, a non‑taxable jurisdiction, primarily as a result of quota share reinsurance agreements between our U.S. insurance subsidiary and PSRE, and the investment income earned in PSRE. Our U.S. insurance subsidiary and PSRE entered into a quota share reinsurance agreement under which the U.S. insurance subsidiary cedes 50% of the earthquake and Hawaii hurricane gross premiums earned as well as losses and loss adjustment expenses to PSRE in exchange for a 25% ceding commission. As a result of our multinational operations our effective tax rate has historically been below that of a fully U.S. based operation.

As a result of the Domestication transactions, all of our operations became subject to U.S. income tax in 2019.

Reconciliation of Non‑GAAP Financial Measures

Underwriting Revenue

We define underwriting revenue as total revenue excluding net investment income and net realized and unrealized gains and losses on investments. Underwriting revenue represents revenue generated by our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting revenue should not be viewed as a substitute for total revenue calculated in accordance with GAAP, and other companies may define underwriting revenue differently.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
Total revenues	$22,307	$18,523
Net investment income	960	617
Net realized and unrealized gains (losses) on investments	2,411	(621)
Underwriting revenue	$18,936	$18,527

Underwriting Income

We define underwriting income as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments, and interest expense. Underwriting income represents the pre‑tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for pre‑tax income calculated in accordance with GAAP, and other companies may define underwriting income differently.

	Three Months Ended
	March 31,
	2019	2018
	(in thousands)
(Loss) income before income taxes	$(14,266)	$5,586
Net investment income	960	617
Net realized and unrealized gains (losses) on investments	2,411	(621)
Interest expense	(429)	(404)
Underwriting (loss) income	$(17,208)	$5,994

Adjusted Net Income

We define adjusted net income as net income excluding the impact of expenses relating to various transactions that we consider to be unique and possibly non‑recurring in nature, net of tax impact.  We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three months ended
	March 31,
	2019	2018
	(in thousands)
Net (loss) income	$(14,411)	$5,592
Adjustments:
Expenses associated with IPO and tax restructuring	358	—
Expenses associated with modification of management incentive plan	22,961	—
Less: Tax impact	(75)	—
Adjusted net income	$8,833	$5,592

Annualized Adjusted Return on Equity

We define adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on equity should not be viewed as a substitute for return on equity calculated in accordance with GAAP, and other companies may define adjusted return on equity differently.

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)

Annualized adjusted net income	$35,332	$22,368
Average stockholders' equity	$99,101	$80,761
Annualized adjusted return on equity	35.7%	27.7%

Adjusted Combined Ratio

We define adjusted combined ratio as the sum of the loss ratio and the expense ratio calculated excluding the impact of expenses relating to various transactions that we consider to be unique and possibly non‑recurring in nature. We use adjusted combined ratio as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted combined ratio should not be viewed as a substitute for combined ratio calculated in accordance with GAAP, and other companies may define adjusted combined ratio differently.

	Three Months Ended
	March 31,
	2019	2018
	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$35,558	$11,993
Denominator: Net earned premiums	$18,350	$17,987
Combined ratio	193.8%	66.7%
Adjustments to numerator:
Expenses associated with IPO and tax restructuring	$(358)	$—
Expenses associated with modification of management incentive plan	(22,961)	—
Adjusted combined ratio	66.7%	66.7%

Tangible Stockholders’ Equity

We define tangible stockholders’ equity as stockholders’ equity less intangible assets. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders’ equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

	Period Ended
	March 31,	December 31,
	2019	2018
	(in thousands)
Stockholders' equity	$101,909	$96,292
Less: Intangible assets	(744)	(744)
Tangible stockholders' equity	$101,165	$95,548

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders, meet debt payment obligations and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

Our U.S. insurance company subsidiary is restricted by statute as to the amount of dividends that it may pay without the prior approval of the Oregon and California Insurance Commissioners. Generally, insurers may pay dividends without advance regulatory approval only from earned surplus and only to the extent that all dividends paid in the twelve months ending on the date of the proposed dividend do not exceed the greater of (i) 10% of their policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of their net income (excluding realized investment gains or losses) for the calendar year preceding the year in which the value is being determined. In addition, a domestic insurer may only declare a dividend from earned surplus, which does not include surplus arising from unrealized capital gains or revaluation of assets. A domestic insurer may declare a dividend from other than earned surplus only if the Insurance Commissioner approves the declaration prior to payment of the dividend. Our U.S. insurance company subsidiary may not pay a dividend or distribution to us in 2019 without the prior approval of the Oregon and California Insurance Commissioners due to our U.S. Insurance Company Subsidiary’s negative earned surplus as of December 31, 2018. In addition, there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted by state insurance regulators. In the future, state insurance regulatory authorities may adopt statutory provisions more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Oregon and California’s state insurance regulators have a risk‑based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2019 and December 31, 2018, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk‑based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of March 31, 2019 and December 31, 2018.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of March 31, 2019 and December 31, 2018, we met the minimum liquidity ratio requirement.

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. If a Class 3A insurer has failed to meet its minimum solvency margin on the last day of any financial year, it will also be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Furthermore, the Insurance Act limits the ability of our Bermuda reinsurance subsidiary to pay dividends or make capital distributions by stipulating certain margin and solvency requirements and by requiring approval from the BMA prior to a reduction of 15% or more of a Class 3A insurer’s total statutory capital as reported on its prior year statutory balance sheet. Moreover, an insurer must submit an affidavit to the BMA, sworn by at least two directors and the principal representative in Bermuda of the Class 3A insurer, at least seven days prior to payment of any dividend which would exceed 25% of that insurer’s total statutory capital and surplus as reported on its prior year statutory balance sheet. The affidavit must state that in the opinion of those swearing the declaration of such dividend has not caused the insurer to fail to meet its relevant margins.

Further, under the Companies Act, our Bermuda reinsurance subsidiary may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would be less than its liabilities.

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to us from our Bermuda subsidiary during 2018 without approval from the BMA is calculated to be approximately $2.4 million, and as of December 2018, the BMA approved a $13.7 million dividend. There have been no dividends approved or paid in 2019. All dividends are subject to annual enhanced solvency requirement calculations.

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from offerings of debt securities. We use our cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes and pay interest expense on our debt obligations.

Our cash flows from operations may differ substantially from our net income due to non‑cash charges or due to changes in balance sheet accounts.

The timing of our cash flows from operating activities can also vary among periods due to the timing by which payments are made or received. Some of our payments and receipts, including loss settlements and subsequent reinsurance receipts, can be significant. Therefore, their timing can influence cash flows from operating activities in any given period. The potential for a large claim under an insurance or reinsurance contract means that our insurance subsidiaries may need to make substantial payments within relatively short periods of time, which would have a negative impact on our operating cash flows.

Management believes that our cash receipts from written premiums, investment income, proceeds from investment sales and redemptions, and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three months ended
	March 31,
	2019	2018
	($ in thousands)
Cash provided by (used in):
Operating activities	$2,457	$8,410
Investing activities	3,630	(11,308)
Financing activities	(5,120)	—
Change in cash, cash equivalents, and restricted cash	$967	$(2,898)

Our cash flow from operating activities has been positive in each period shown above. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, and reinsurance payments. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Cash provided by investing activities during the three months ended March 31, 2019 related primarily to sales and maturities of fixed income and equity securities in excess of purchases. Cash used in investing activities for the three months ended March 31, 2018 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash used in financing activities for the three months ended March 31, 2019 was related to a one‑time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $159.2 million in cash and investment securities available at March 31, 2019. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

2015 Surplus Notes

On February 3, 2015, we issued surplus notes totaling $17.5 million in exchange for cash to four non‑affiliated holders. The surplus notes had a term of 7 years with a maturity on February 3, 2022. The surplus notes had restrictions as to payments of interest and principal and any such payment required the prior approval of the Oregon Insurance Commissioner before such payments can be made. The surplus notes were repaid in full in September 2018.

2018 Floating Rate Notes

In September 2018, we completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”). The Floating Rate Notes mature on September 6, 2028 and bear interest at a rate, reset quarterly, equal to the three‑month treasury rate plus 6.50% per annum, payable quarterly in arrears on March 20, June 20, September 20 and December 20 of each year, commencing on December 20, 2018.

Palomar Insurance Holdings, Inc. (“Palomar Insurance Holdings”) may redeem the Floating Rate Notes at its option, in whole or in part, at any time at certain redemption prices. Prior to September 6, 2020, Palomar Insurance Holdings may redeem the Floating Rate Notes at its option, in whole at any time or in part from time to time, at a redemption price equal to 100% of the principal amount of the Floating Rate Notes redeemed, plus a “make‑whole” premium and accrued and unpaid interest and additional interest, if any. If a change of control occurs, Palomar Insurance

Holdings must offer to purchase the Floating Rate Notes at 100% of their principal amount, plus accrued and unpaid interest.

The Floating Rate Notes are fully and unconditionally guaranteed on a senior secured basis by a pledge of the capital stock owned by Palomar Holdings, Inc. of its equity interests in Palomar Insurance Holdings. Such security interest consists of a first‑priority lien with respect to the collateral.

The Floating Rate Notes contain certain customary affirmative and negative covenants and events of default. The negative covenants limit Palomar Insurance Holdings’ ability to, among other things, incur additional indebtedness, create liens on certain assets, pay dividends or prepay junior debt or make other restricted payments, make certain loans, acquisitions or investments, engage in transactions with affiliates, conduct asset sales, restrict dividends from subsidiaries or restrict liens, or merge, consolidate, sell or otherwise dispose of all or substantially all of Palomar Insurance Holdings’ assets.

Immediately after the closing of the Floating Rate Notes financing, we used surplus funds to pay down our existing $17.5 million of surplus notes due 2022.

Interest accrued and paid on the 2018 Floating Rate Notes was $0.4 million for the three months ended March 31, 2019.

On April 23, 2019, the Company issued a notice of redemption to redeem all of the outstanding principal amount of Palomar Insurance Holdings, Inc.’s $20.0 million Floating Rate Senior Secured Notes due 2028. The Floating Rate Notes will be redeemed on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The total redemption price of $20.7 million will be paid on May 23, 2019.

The Company will recognize a charge of $1.3 million upon payment of the debt with $0.4 million due to the redemption premium and $0.9 due to the write-off of unamortized debt issuance costs.

Stockholders’ Equity

At March 31, 2019 total stockholders’ equity was $101.9 million and tangible stockholders’ equity was $101.2 million, compared to total stockholders’ equity of $96.3 million and tangible stockholders’ equity of $95.5 million as of December 31, 2018. Stockholders’ equity increased for the three months ended March 31, 2019 primarily due to the $23.0 million stock-based compensation charge, which was treated as additional paid in capital.  Stockholders’ equity also increased due to a $2.2 million change in unrealized gain on fixed maturity investments.  These two items were offset by our $14.4 million net loss and $5.1 million cash distribution to our principal stockholder.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity to tangible stockholders’ equity in accordance with GAAP.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors determines our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2019, the majority of our investment portfolio, or $126.9 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $21.8 million of equity securities. In addition, we maintained a non‑restricted cash and cash equivalent balance of $10.5 million at March 31, 2019. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.93 and 3.93 years and an average rating of “Aa3/A+” and “Aa3/AA−” at March 31, 2019 and December 31, 2018, respectively. Our fixed income investment portfolio had a book yield of 3.1% as of March 31, 2019, compared to 3.0% as of December 31, 2018.

At March 31, 2019 and December 31, 2018 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2019	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$12,326	$12,462	9.8%
States, territories, and possessions	2,304	2,363	1.9%
Political subdivisions	818	813	0.6%
Special revenue excluding mortgage/asset-backed securities	11,388	11,581	9.1%
Industrial and miscellaneous	70,626	71,795	56.6%
Mortgage/asset-backed securities	27,589	27,932	22.0%
Total available-for-sale investments	$125,051	$126,946	100.0%

	Amortized	Fair	% of Total
December 31, 2018	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$15,299	$15,269	12.5%
States, territories, and possessions	1,227	1,221	1.0%
Political subdivisions	825	815	0.7%
Special revenue excluding mortgage/asset-backed securities	12,429	12,453	10.2%
Industrial and miscellaneous	65,885	65,126	53.3%
Mortgage/asset-backed securities	27,284	27,336	22.3%
Total available-for-sale investments	$122,949	$122,220	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2019 and December 31, 2018:

	Estimated	% of
March 31, 2019	Fair Value	Total
	($ in thousands)
Rating
AAA	$54,072	42.6%
AA	13,087	10.3%
A	39,218	30.9%
BBB	20,060	15.8%
B	509	0.4%
	$126,946	100.0%

	Estimated	% of
December 31, 2018	Fair Value	Total
	($ in thousands)
Rating
AAA	$57,693	47.2%
AA	13,023	10.7%
A	33,030	27.0%
BBB	17,984	14.7%
B	490	0.4%
	$122,220	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2019 and December 31, 2018, were as follows:

	Amortized	Fair	% of Total
March 31, 2019	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$2,968	$2,959	2.3%
Due after one year through five years	46,692	46,600	36.7%
Due after five years through ten years	35,745	37,053	29.2%
Due after ten years	12,057	12,402	9.8%
Mortgage and asset-backed securities	27,589	27,932	22.0%
	$125,051	$126,946	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Reinsurance

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses, limiting volatility in our underwriting performance, and providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss.

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe excess of loss (“XOL”) reinsurance, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe excess of loss except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

As of January 1, 2019, we purchased reinsurance from over 80 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. In addition to limit purchased from traditional reinsurers, we have expanded our catastrophe XOL coverage to incorporate collateralized protection from the insurance linked securities (“ILS”) market. In May 2017 we completed our first ILS transaction with the successful close of a $166 million 144A catastrophe bond completed through Torrey Pines Re Ltd, a special purpose insurer established solely for our benefit in Bermuda. Torrey Pines Re provides fully collateralized protection over a three‑year risk period, which we believe enhances the overall security and stability of our reinsurance program. Torrey Pines Re was funded by over 25 different investors, with the largest investor representing less than 3% of our total catastrophe XOL reinsurance limit. Our largest single XOL reinsurer comprises 6.1% of total reinsurance limit we purchased.

Effective January 1, 2019, we retain $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $850 million for earthquake events, subject to customary exclusions. As of March 31, 2019, our first event retention represented 4.9% of our Stockholder’s equity. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at our current net retention of $5 million.

To mitigate potential volatility in reinsurance market conditions, we purchase XOL reinsurance coverage at two different renewals during the year, on January 1st and on June 1st. Additionally, we divide our catastrophe XOL treaty into multiple layers and place many of the layers on alternating 24 month contracts. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage.  Many of our reinsurance contracts have multi‑year terms and additional features, such as expanded coverage windows for catastrophe events, that we believe provide us with significant protection and flexibility should market conditions change. In the event of a catastrophe that impacts our reinsurance contracts, our contracts primarily include the right to pay additional premium to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This payment for subsequent event coverage is known as a “reinstatement”.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our final Prospectus filed with the SEC on April 17, 2019 pursuant to Rule 424(b).

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in the Prospectus.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have material exposure to foreign currency exchange rate risk or commodity risk.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. General concern exists about the number of municipalities experiencing financial difficulties in light of the adverse economic conditions experienced over the past several years. We manage the exposure to credit risk in our municipal bond portfolio by investing in high quality securities and by diversifying our holdings, which are typically either general obligation or revenue bonds related to essential products and services. We manage the exposure to credit risk in our corporate bond portfolio by investing in high quality securities and by diversifying our holdings.

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 83.8% rated “A−” or better. At March 31, 2019, 0.4% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10‑Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a‑15(e) and 15d‑15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance that our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system will be attained.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our condensed consolidated financial position.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our condensed consolidated financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline.

Risks Related to Our Business and Industry

Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and Stockholders’ equity and limit our ability to underwrite new insurance policies.

Our insurance operations expose us to claims arising out of unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods and other severe events. Furthermore, the actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer‑than‑average sea‑surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost and concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total Stockholders’ equity. For example, Hurricane Harvey in August 2017 caused our gross losses and loss adjustment expenses to increase 66% from the prior year. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Effective January 1, 2019, we retain $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $850 million for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines. While we believe this risk transfer program insulates us from volatility in our earnings, one severe catastrophe event could result in claims that substantially exceed the limits of our reinsurance coverage.

We may be unable to purchase third‑party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses and reducing volatility in our underwriting performance, providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. We primarily use treaty reinsurance, consisting of catastrophe excess of loss (“XOL”) coverage, and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business.

Our catastrophe XOL treaties are divided into layers, many of which are placed using alternating 24‑month contracts. From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to limit purchased from traditional reinsurers, we have expanded our catastrophe XOL coverage to incorporate collateralized protection from the insurance linked securities (“ILS”) market. In May 2017, we closed a $166 million 144A catastrophe bond offering completed through Torrey Pines Re Ltd., a special purpose insurer in Bermuda, that provides fully collateralized protection over a three‑year risk period. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future but there can be no assurances that we will be able to complete such offerings on acceptable terms, if at all. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our catastrophe coverage through future bond offerings or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, the reinsurance contracts we enter into with them. As a result, we, like other insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

We utilize several risk management and loss limitation methods, including relying on estimates and models. If these methods fail to adequately manage our exposure to losses from catastrophe events, our losses could be materially higher than our expectations, and our business, financial condition, and results of operations could be materially adversely affected.

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability and severity of the occurrence of catastrophe events and the impact of such events on our overall underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles and regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of losses that one would expect based on computer or actuarial modeling techniques. These estimates, models, data and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio.

In addition, output from our risk modeling software is based on third‑party data that we believe to be reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance‑to‑value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third‑party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third‑party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un‑modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);

•The models may not accurately reflect the true frequency of events;

•The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;

•The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and

•The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impacts on insurance claim payments during or following a catastrophe event.

As a result of these factors and contingencies, our reliance on assumptions and data used to evaluate our entire risk portfolio and specifically to estimate a probable maximum loss is subject to a high degree of uncertainty that could result in actual losses that are materially different from our probable maximum loss estimates and our financial results could be adversely affected.

A decline in our financial strength rating may adversely affect the amount of business we write.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise its downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

•If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;

•If unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•If our losses exceed our loss reserves;

•If we have unresolved issues with government regulators;

•If we are unable to retain our senior management or other key personnel;

•If our investment portfolio incurs significant losses; or

•If A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•Causing our current and future distribution partners and insureds to choose other, more highly‑rated competitors;

•Increasing the cost or reducing the availability of reinsurance to us; or

•Severely limiting or preventing us from writing new and renewal insurance contracts.

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and provide coverage up to $850 million for earthquake events, subject to customary exclusions. However, particularly in the event of a major catastrophe our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2018, we had $14.6 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 53.0% and 21.0% of our gross written premiums, respectively, for the year ended December 31, 2018. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. We are exposed to business, economic, political and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general and insurers writing residential earthquake and wind coverage in particular.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. In particular, our future success is substantially dependent on the continued service of our co‑founder, chairman and Chief Executive Officer, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue.

The distribution networks of our products are multi‑faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four programs accounted for $104.9 million or 67.7% of our gross written premiums for the year ended December 31, 2018. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority could nullify or void a limitation or exclusion or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.

These issues may adversely affect our business by either broadening coverage beyond our underwriting intent or by increasing the frequency or severity of claims. In some instances, these changes may not become apparent until sometime after we have issued insurance contracts that are affected by the changes. As a result, the full extent of liability under our insurance contracts may not be known for many years after a contract is issued.

Competition for business in our industry is intense.

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, and other resources than we do. Some of these competitors also have longer operating history and more market recognition than we do in certain lines of business.  In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program and the Texas Wind Insurance Association. If the CEA decided to provide coverage to non‑CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.

In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment and reputation, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.

A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•An increase in capital‑raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry; and

•The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers.

We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk‑adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

The failure of our information technology and telecommunications systems could adversely affect our business.

Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements and information. Some of these systems may include or rely on third‑party systems not located on our premises or under our control. Events such as natural catastrophes, terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

Our operations depend on the reliable and secure processing, storage, and transmission of confidential and other data and information in our computer systems and networks. Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber‑attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary data and information by electronic means and are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business.

While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break‑ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights.

Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time‑consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time‑consuming and divert the attention of our management and key personnel from our business operations.

Because we provide our program administrators with specific quoting and binding authority, if any of them fail to comply with pre‑established guidelines, our results of operations could be adversely affected.

We market and distribute certain of our insurance products through program administrators that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail agents and wholesale brokers. These program administrators can bind certain risks without our initial approval. If any of these program administrators fail to comply with our underwriting guidelines and the terms of their appointments, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated losses and loss adjustment expenses. Such actions could adversely affect our results of operations.

Because our business depends on insurance brokers and program administrators, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our U.S. insurance subsidiary. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our U.S. insurance subsidiary, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as‑needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

Our failure to accurately and timely pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our third party claims administrators (“TPAs”), the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

In addition, if we do not manage our TPAs effectively, or if our TPAs are unable to effectively handle our volume of claims, our ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our operating margins.

We employ third‑party licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third‑party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third‑party software in the future. Although we believe that there are commercially reasonable alternatives to the third‑party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third‑party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third‑party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third‑party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re‑engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel existing insurance policies, modify their coverage or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

We underwrite a significant portion of our insurance in California and Texas. Any economic downturn in either state could have an adverse effect on our financial condition and results of operations.

Performance of our investment portfolio is subject to a variety of investment risks that may adversely affect our financial results.

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by a professional investment advisory management firm in accordance with our investment policy and routinely reviewed by our Investment Committee. Our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

Our primary market risk exposures relate to changes in interest rates and equity prices. Future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed maturity securities, such as mortgage‑backed and asset‑backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.

Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value (i.e., the carrying amount) of the securities we hold in our portfolio does not reflect prices at which actual transactions would occur.

We also invest in marketable equity securities, generally through mutual funds and exchange‑traded funds. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $25.2 million as of December 31, 2018.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners (“NAIC”), the Oregon Division of Financial Regulation and the California Department of Insurance.

Although we seek to preserve our capital, we cannot be certain that our investment objectives will be achieved, and results may vary substantially over time. In addition, although we seek to employ investment strategies that are not correlated with our insurance and reinsurance exposures, losses in our investment portfolio may occur at the same time as underwriting losses and, therefore, exacerbate the adverse effect of the losses on us.

We could be forced to sell investments to meet our liquidity requirements.

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expense reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment reserves or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

Our debt agreements contain restrictions that limit our flexibility in operating our business.

In September 2018, we issued $20.0 million aggregate principal amount of Floating Rate Senior Secured Notes due 2028 to several qualified institutional buyers. Our Floating Rate Senior Secured Notes mature on September 6, 2028 and bear interest at a rate, reset quarterly, equal to the three month treasury rate plus 6.50% per annum, payable quarterly. The indenture governing our outstanding notes contains various covenants that limit our ability to engage in specified types of transactions. These covenants limit our and certain of our subsidiaries’ ability to, among other things:

•pay dividends on, repurchase or make distributions in respect of our capital stock or make other restricted payments;

•make certain investments;

•sell or transfer assets;

•create liens;

•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets; and

•enter into certain transactions with our affiliates.

Under the indenture governing our outstanding notes, we are required to satisfy and maintain specified financial ratios. Our ability to meet those financial ratios can be affected by events beyond our control, and there can be no assurance that we will continue to meet those ratios. A breach of any of these covenants could result in a default under our indenture. Upon the occurrence of an event of default under the indenture governing our outstanding notes, the holders of the notes could elect to declare all amounts outstanding under the indenture to be immediately due and payable. If our cash flows and capital resources are insufficient to fund our debt service obligations or if we are otherwise unable to repay the notes when due, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations.

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our U.S. insurance company subsidiary, Palomar Specialty Insurance Company, is subject to extensive regulation in Oregon, its state of domicile, California, where it is commercially domiciled, and to a lesser degree, the other states in which it operates. Our Bermuda reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“Palomar Re”), is subject to regulation in Bermuda. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non‑financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators and the Bermuda Monetary Authority (the “BMA”), also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

Our U.S. insurance subsidiary is part of an “insurance holding company system” within the meaning of applicable California and Oregon statutes and regulations. As a result of such status, certain transactions between our U.S. insurance subsidiary and one or more of their affiliates, such as a tax sharing agreement or cost sharing arrangement, may not be effected unless the insurer has provided notice of that transaction to the California Department of Insurance or the Oregon Division of Financial Regulation, as applicable, at least 30 days prior to engaging in the transaction and the California Department of Insurance or the Oregon Division of Financial Regulation, as applicable, has not disapproved such transaction within the 30‑day time period. These prior notification requirements may result in business delays and additional business expenses. If our U.S. insurance subsidiary fails to file a required notification or fail to comply with other applicable insurance regulations in California or Oregon, we may be subject to significant fines and penalties and our working relationship with the California Department of Insurance or the Oregon Division of Financial Regulation, as applicable, may be impaired.

In addition, state insurance regulators have broad discretion to deny or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

Our U.S. insurance subsidiary is subject to risk‑based capital requirements, based upon the “risk based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Oregon and California law. These requirements establish the minimum amount of risk‑based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure to maintain our risk‑based capital at the required levels could adversely affect the ability of our U.S. insurance subsidiary to maintain regulatory authority to conduct our business. See also “Regulation—Required Licensing.”

Our Bermuda reinsurance subsidiary is subject to regulation from the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the “ES Requirements”).  As an insurance company, our Bermuda subsidiary conducts a relevant activity and will be subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda in order to meet the new requirements. The timeframe for implementation and compliance with the ES Requirements is challenging, with compliance required with effect from July 1, 2019.

On March 12, 2019, Bermuda was included on a list of non‑cooperative tax jurisdictions by the European Commission. The European Commission has proposed, but not implemented, sanctions for jurisdictions on this non‑cooperative list such as restrictions on the European Fund for Sustainable Development, the European Fund for Strategic Investment and the External Lending Mandate from channeling funds through entities listed in such jurisdictions. Additionally, European Union Member States may apply sanctions at the national level against the listed jurisdictions. These measures may include increased monitoring and audits, withholding taxes, special documentation requirements and anti‑abuse provisions.

We may become subject to additional government or market regulation, which may have a material adverse impact on our business.

Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk‑based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. In addition, the Bermuda reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has implemented and imposed additional requirements on the companies it regulates, which requirements could adversely impact the operations of our reinsurance subsidiary.

Changes in tax laws as a result of the enactment of recent tax legislation could impact our operations and profitability.

Legislation commonly known as the Tax Cuts and Jobs Act (the “Tax Act”) was signed into law on December 22, 2017. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules have reduced taxation of certain income earned through pass‑through entities and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year, decreasing the mortgage interest deduction on new homes to $750,000 and eliminating the home equity line of credit interest deduction for loans that are not considered home acquisition debt.

Changes in these deductions may affect taxpayers in states with high residential home prices and high state and local taxes, such as California, and may also negatively impact the housing market. This in turn may negatively impact our growth in these markets if there is lower demand in the housing market as a consequence of the Tax Act.

If states increase the assessments that Palomar Specialty Insurance Company is required to pay, our business, financial condition and results of operations would suffer.

Certain jurisdictions in which Palomar Specialty Insurance Company is admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in insurance guaranty associations. These organizations pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. They levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. States may also assess admitted companies in order to fund their respective department of insurance operations. Some states permit member insurers to recover assessments paid through full or partial premium tax offset or in limited circumstances by surcharging policyholders.

Palomar Specialty Insurance Company is licensed to conduct insurance operations on an admitted basis in 25 states and has applied for state approval for licenses in four additional states. As Palomar Specialty Insurance Company grows, our share of any assessments in each state in which it underwrites business on an admitted basis may increase. We paid assessments of $9,587 in 2017 and $1.1 million in 2018. The increase in assessments paid during 2018 was primarily due to amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends and service our debt obligations depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. Accordingly, we do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders and meet our debt payment obligations largely depends on dividends and other distributions from our insurance subsidiaries, Palomar Specialty Insurance Company and Palomar Re. State insurance laws, including the laws of Oregon and California, and the laws of Bermuda restrict the ability of Palomar Specialty Insurance Company and Palomar Re, respectively, to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon and California is limited by Oregon law at ORS 732.576 and California law at Cal. Ins. Code 1215.5(g). Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by Palomar Specialty Insurance Company may in the future adopt statutory provisions more restrictive than those currently in effect.

Our Bermuda reinsurance subsidiary is highly regulated and is required to comply with various conditions before it is able to pay dividends or make distributions to us. Bermuda law, including the Insurance Act 1978, as amended (“Insurance Act”) and the Companies Act 1981, as amended (“Companies Act”) impose restrictions on our Bermuda reinsurance subsidiary’s ability to pay dividends to us based on solvency margins and surplus and capital requirements. These restrictions, and any other future restrictions adopted by the BMA, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our Bermuda reinsurance subsidiary without affirmative approval of the BMA.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions pursuant to our debt agreements, our indebtedness, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking immediate cash dividends should not purchase our common stock.

Our operating results have in the past varied from quarter to quarter and may not be indicative of our long‑term prospects.

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage.

In particular, we seek to underwrite products and make investments to achieve favorable returns on tangible Stockholders’ equity over the long term. In addition, our opportunistic nature and focus on long‑term growth in tangible equity may result in fluctuations in gross written premiums from period to period as we concentrate on underwriting contracts that we believe will generate better long‑term, rather than short‑term, results. Accordingly, our short‑term results of operations may not be indicative of our long‑term prospects.

We may act based on inaccurate or incomplete information regarding the accounts we underwrite.

We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.

Our employees could take excessive risks, which could negatively affect our financial condition and business.

As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions and choices that involve exposing us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, the impact of those risks could have a material adverse effect on our financial condition and business operations.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. To the extent that the funds generated by our initial public offering completed in April 2019 or our ongoing operations are insufficient to fund future operating requirements and cover claim losses, we may need to raise additional funds through financings or curtail our growth. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, and the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees and effectively incorporate the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

If actual renewals of our existing contracts do not meet expectations, our written premium in future years and our future results of operations could be materially adversely affected.

Most of our contracts are written for a one‑year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected.

We may change our underwriting guidelines or our strategy without stockholder approval.

Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in our public filings.

The effects of litigation on our business are uncertain and could have an adverse effect on our business.

As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

Changes in accounting practices and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. The impact of changes in current accounting practices and future pronouncements cannot be predicted but may affect the calculation of net income, Stockholders’ equity and other relevant financial statement line items.

Our U.S. insurance subsidiary, Palomar Specialty Insurance Company, is required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

We rely on the use of credit scoring in pricing and underwriting certain of our insurance policies and any legal or regulatory requirements that restrict our ability to access credit score information could decrease the accuracy of our pricing and underwriting process and thus decrease our ability to be profitable.

We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in a large number of states in which we operate, could impact the integrity of our pricing and underwriting processes, which could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time.

Risks Related to Ownership of Our Common Stock

Our costs will increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act. Our compliance with Section 404 will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group. We will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services.

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards will increase our operating costs and divert management’s time and attention from revenue‑generating activities.

These changes will also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we will be required, among other things, to:

•prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of Nasdaq;

•define and expand the roles and the duties of our Board of Directors and its committees;

•institute more comprehensive compliance and investor relations functions; and

•evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

We may not be successful in implementing these requirements, and implementing them could materially adversely affect our business. The increased costs will decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

In addition, if we fail to implement the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares of common stock to decline.

We are required by Section 404 of the Sarbanes‑Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes‑Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2019. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes‑Oxley until such time as we no longer qualify as an emerging growth company. See also “—We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.

During the course of our assessment, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes‑Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” and, for as long as we continue to be an emerging growth company, we currently intend to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes‑Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the IPO; (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more; (iii) the date on which we have, during the previous three‑year period, issued more than $1.0 billion in non‑convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non‑affiliates exceeded $700 million as of the end of the second quarter of that fiscal year.

We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions while we are an emerging growth company. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock and the price of our common stock may be more volatile.

Under the JOBS Act, emerging growth companies can also delay adopting new or revised accounting standards until such time as those standards apply to private companies. We plan to avail ourselves of this exemption from new or revised accounting standards and, therefore, we may not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

We are a “controlled company” within the meaning of the rules and regulations of Nasdaq. As a result, we qualify for, and intend to continue to rely on, exemptions from corporate governance requirements that provide protection to stockholders of other companies.

Genstar Capital controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the Nasdaq Marketplace Rules. Under these rules, a company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with some corporate governance requirements, including:

•the requirement that a majority of our Board of Directors consist of “independent directors”;

•the requirement that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities;

•the requirement that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and

•the requirement for an annual performance evaluation of the compensation and nominating and corporate governance committees.

We utilize certain of these exemptions. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance standards of the Nasdaq Marketplace Rules.

In addition, Nasdaq has developed listing standards regarding compensation committee independence requirements and the role and disclosure of compensation consultants and other advisers to the compensation committee that, among other things, requires:

•compensation committees be composed of independent directors, as determined pursuant to new independence requirements;

•compensation committees be explicitly charged with hiring and overseeing compensation consultants, legal counsel and other committee advisors; and

•compensation committees be required to consider, when engaging compensation consultants, legal counsel or other advisors, independence factors, including factors that examine the relationship between the consultant or advisor’s employer and us.

As a controlled company, we are not subject to these compensation committee independence requirements.

Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and you could lose all or part of your investment.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock could be subject to significant fluctuations and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•market conditions in the broader stock market;

•actual or anticipated fluctuations in our quarterly financial and operating results;

•introduction of new products or services by us or our competitors;

•issuance of new or changed securities analysts’ reports or recommendations;

•results of operations that vary from expectations of securities analysis and investors;

•short sales, hedging and other derivative transactions in our common stock;

•guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

•strategic actions by us or our competitors;

•announcement by us, our competitors or our acquisition targets;

•sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;

•additions or departures in our Board or Directors, senior management or other key personnel;

•regulatory, legal or political developments;

•public response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•litigation and governmental investigations;

•changing economic conditions;

•changes in accounting principles;

•any indebtedness we may incur or securities we may issue in the future;

•default under agreements governing our indebtedness;

•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;

•changes in our credit ratings;

•exchange rate fluctuations; and

•other events or factors, including those from natural disasters, war, actors of terrorism or responses to these events.

The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.

In addition, the stock markets, including Nasdaq, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to securities class action litigation that, even if unsuccessful, could be costly to defend, divert management’s attention and resources or harm our business.

Genstar Capital will be able to exert significant influence over us and our corporate decisions.

Genstar Capital owns, in the aggregate, approximately 61.6% of our outstanding common stock. So long as Genstar Capital owns a significant amount of our outstanding common stock, Genstar Capital will be able to exert significant voting influence over us and our corporate decisions, including any matter requiring stockholder approval regardless of whether others believe that the matter is in our best interests. For example, Genstar Capital will be able to exert significant influence over the vote in any election of directors and any amendment of our charter. Genstar Capital may act in a manner that advances their best interests and not necessarily those of other stockholders, by, among other things:

•delaying, preventing or deterring a change in control of us;

•entrenching our management or our Board of Directors; or

•influencing us to enter into transactions or agreements that are not in the best interests of all stockholders.

We are party to a Stockholders Agreement with Genstar Capital. The Stockholders Agreement specifies that we will not take certain significant actions specified therein without the prior written consent of Genstar Capital, including, but not limited to, (i) amendments or modifications to our or our subsidiaries’ organizational documents in a manner that adversely affects Genstar Capital, (ii) making any payment or declaration of any dividend or other distribution on any shares of our common stock, (iii) merging or consolidating with or into any other entity, or transferring all or substantially all of our or our subsidiaries’ assets, taken as a whole, to another entity, or entering into or agreeing to undertake any transaction that would constitute a “Change of Control” as defined in our or our subsidiaries’ credit facilities or note indentures, (iv) other than in the ordinary course of business with vendors, customers and suppliers, entering into or effecting any (A) acquisition by us or any of our subsidiaries of the equity interests or assets of any person, or the acquisition by us or any of our subsidiaries of any business, properties, assets, or person, in one transaction or a series of related transactions or (B) disposition of assets of us or any of our subsidiaries or the shares or other equity interests of any of our subsidiary, in each case where the amount of consideration for any such acquisition or disposition exceeds $15 million in any single transaction, or an aggregate amount of $30 million in any series of transactions during a calendar year, (v) undertaking any liquidation, dissolution or winding up, and (vi) changing the size of the Board of Directors.

The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. In addition, the requirement to obtain Genstar Capital’s prior consent for certain transactions, including acquisitions and dispositions, may adversely impact our ability to operate our business or take advantage of certain opportunities.

Our Stockholders Agreement provides Genstar Capital with the right to nominate up to 50% of our directors.

Under the Stockholders Agreement, Genstar Capital has the right, but not the obligation, to nominate (a) 50% of our directors, as long as Genstar Capital beneficially owns 50% or more of our outstanding common stock, (b) 40% of our directors, as long as Genstar Capital beneficially owns 40% or more, but less than 50% of our outstanding common stock, (c) 30% of our directors, as long as Genstar Capital beneficially owns 30% or more, but less than 40% of our outstanding common stock, (d) 20% of our directors, as long as Genstar Capital beneficially owns 20% or more, but less than 30% of our outstanding common stock, (e) 10% of our directors, as long as Genstar Capital beneficially owns 10% or more, but less than 20% of our outstanding common stock, in each case rounded up to the nearest whole number of directors. If Genstar Capital is able to exert significant influence over our Board of Directors as a result of their nomination rights pursuant to the Stockholders Agreement, our other stockholders may have limited ability to influence corporate matters and, as a result, we may take actions that our other stockholders do not view as beneficial.

Two of our directors have relationships with Genstar Capital, which may cause conflicts of interest with respect to our business.

Two of our directors are affiliated with Genstar Capital. Our Genstar Capital‑affiliated directors have fiduciary duties to us and, in addition, have duties to Genstar Capital. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Genstar Capital, whose interests may be adverse to ours in some circumstances.

Our certificate of incorporation provides that Genstar Capital has no obligation to offer us corporate opportunities.

Genstar Capital and the members of our Board of Directors who are affiliated with Genstar Capital, by the terms of our certificate of incorporation, will not be required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Genstar Capital is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and Genstar Capital has no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Genstar Capital were to enter into or acquire a business similar to ours. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Genstar Capital to itself, its portfolio companies or its other affiliates instead of to us.

Anti‑takeover provisions in our organizational documents could delay a change in management and limit our share price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current Board of Directors or management.

We have a number of anti‑takeover devices that are in place and will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti‑takeover provisions:

•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;

•provide that our Board of Directors will be classified into three classes with staggered, three year terms and that directors may only be removed for cause in the event Genstar Capital no longer beneficially owns a majority of our common stock;

•require super‑majority voting to amend provisions in our certificate of incorporation and bylaws;

•include blank‑check preferred stock, the preference, rights and other terms of which may be set by the Board of Directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

•eliminate the ability of our stockholders to call special meetings of stockholders;

•specify that special meetings of our stockholders can be called only by our Board of Directors, the chairman of our Board of Directors, or our chief executive officer;

•prohibit stockholder action by other than unanimous written consent, in the event Genstar Capital no longer beneficially owns a majority of our common stock;

•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;

•prohibit cumulative voting in the election of directors; and

•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law in the event Genstar Capital no longer beneficially owns a majority of our common stock. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock (excluding Genstar Capital), from merging or combining with us for a period of time.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:

•any derivative action or proceeding brought on our behalf;

•any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;

•any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

•any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; or

•any action asserting a claim governed by the internal affairs doctrine.

However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision, if enforced, may limit a Stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business and our industry. We do not currently have, and may never obtain, research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of our company, the trading price for our common stock would likely be negatively impacted. If we obtain securities or industry analyst coverage and if one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

Applicable insurance laws may make it difficult to effect a change of control.

Under applicable Oregon and California insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti‑competitive results that may arise from the consummation of the acquisition of control. Oregon and California insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an Oregon‑domiciled or

California‑domiciled insurer. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Palomar Holdings, Inc. and would trigger the applicable change of control filing requirements under Oregon and California insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Oregon and California Insurance Departments. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Palomar Holdings, Inc., including through transactions that some or all of the stockholders of Palomar Holdings, Inc. might consider to be desirable. See also “Regulation—Changes of Control.”

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

On April 16, 2019, the Company priced its IPO of 6,468,750 shares of common stock at a price to the public of $15.00 per share, which included 843,750 shares sold to the underwriters pursuant to the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and estimated offering expenses, net proceeds from the offering are estimated to be $86.7 million. The issuance of common stock by the Company and the related net proceeds will be recorded in the consolidated financial statements on April 22, 2019, the closing date of the IPO.

No material change in the expected use of the net proceeds from our IPO, as described in our final Prospectus filed with the SEC on April 17, 2019 pursuant to Rule 424(b).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 15, 2019)
3.2	Bylaws (incorporated by reference to the Company’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on March 15, 2019)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: May 16, 2019	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: May 16, 2019	By:	/s/ Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)