Form 10-Q
period 2019-06-30
Palomar Holdings, Inc.
filed 2019-08-13
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Number of shares of the registrant’s common shares outstanding at August 12, 2019: 23,468,750

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2019 and 2018	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	65
Signatures		65

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2019	2018
	(unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $202,437 in 2019; $122,949 in 2018)	$208,061	$122,220
Equity securities, at fair value (cost: $21,563 in 2019; $27,188 in 2018)	22,368	25,171
Total investments	230,429	147,391
Cash and cash equivalents	14,405	9,525
Restricted cash	476	399
Accrued investment income	1,310	734
Premium receivable	33,878	18,633
Deferred policy acquisition costs	19,077	14,052
Reinsurance recoverable on unpaid losses and loss adjustment expenses	13,202	11,896
Reinsurance recoverable on paid losses and loss adjustment expenses	3,427	2,666
Prepaid reinsurance premium	22,467	18,284
Prepaid expenses and other assets	9,127	5,863
Property and equipment, net	886	947
Intangible assets	744	744
Total assets	$349,428	$231,134
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$9,732	$9,245
Reserve for losses and loss adjustment expenses	14,630	16,061
Unearned premiums	103,394	79,130
Ceded premium payable	16,927	10,607
Funds held under reinsurance treaty	1,729	720
Income and excise taxes payable	3,322	—
Deferred tax liabilities, net	58	—
Long-term notes payable	—	19,079
Total liabilities	149,792	134,842
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 and 0 shares authorized as of June 30, 2019 and December 31, 2018, respectively, 0 shares issued and outstanding as of June 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,468,750 and 17,000,000 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	179,189	68,498
Accumulated other comprehensive income (loss)	4,922	(563)
Retained earnings	15,523	28,355
Total stockholders' equity	199,636	96,292
Total liabilities and stockholders' equity	$349,428	$231,134

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Gross written premiums	$58,346	$37,342	$112,377	$71,354
Ceded written premiums	(24,632)	(26,674)	(50,737)	(40,436)
Net written premiums	33,714	10,668	61,640	30,918
Change in unearned premiums	(10,506)	7,611	(20,081)	5,327
Net earned premiums	23,208	18,279	41,559	36,245
Net investment income	1,483	729	2,443	1,346
Net realized and unrealized gains (losses) on investments	493	255	2,904	(366)
Commission and other income	721	629	1,306	1,190
Total revenues	25,905	19,892	48,212	38,415
Expenses:
Losses and loss adjustment expenses	643	732	959	1,670
Acquisition expenses	8,971	7,450	15,946	15,240
Other underwriting expenses (includes stock-based compensation of $306 and $0 for the three months ended June 30, 2019 and 2018, respectively and $23,267 and $0 for the six months ended June 30, 2019 and 2018, respectively)	7,165	4,339	36,017	8,143
Interest expense	639	434	1,068	839
Total expenses	17,418	12,955	53,990	25,892
Income (loss) before income taxes	8,487	6,937	(5,778)	12,523
Income tax expense (benefit)	1,789	3	1,934	(4)
Net income (loss)	6,698	6,934	(7,712)	12,527
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three and six months ended June 30, 2019 and 2018, respectively	3,298	(91)	5,485	(990)
Net comprehensive income (loss)	$9,996	$6,843	$(2,227)	$11,537
Per Share Data:
Basic earnings per share	$0.30	$0.41	$(0.40)	$0.74
Diluted earnings per share	$0.30	$0.41	$(0.40)	$0.74

Weighted-average common shares outstanding:
Basic	21,975,962	17,000,000	19,501,727	17,000,000
Diluted	22,105,009	17,000,000	19,501,727	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Stockholders’ Equity (unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414
Impact of equity accounting guidance adoption	—	—	—	(3,215)	3,215	—
Change in net unrealized loss on investments	—	—	—	(990)	—	(990)
Net income	—	—	—	—	12,527	12,527
Balance at June 30, 2018	17,000,000	$2	$68,498	$(1,212)	$22,663	$89,951

Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Change in net unrealized gain on investments	—	—	—	5,485	—	5,485
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	23,267	—	—	23,267
Proceeds from common stock sold in initial public offering, net of offering costs	6,468,750	—	87,424	—	—	87,424
Net loss	—	—	—	—	(7,712)	(7,712)
Balance at June 30, 2019	23,468,750	$2	$179,189	$4,922	$15,523	$199,636

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net cash provided by operating activities	$16,893	$15,183
Investing activities
Purchases of property and equipment	(44)	(272)
Purchases of fixed maturity securities	(138,528)	(47,796)
Purchases of equity securities	(21,563)	(22,935)
Sales and maturities of fixed maturity securities	58,901	29,605
Sales of equity securities	27,278	23,941
Securities receivable or payable, net	(284)	250
Net cash used in investing activities	(74,240)	(17,207)
Financing activities
Proceeds from initial public offering, net of costs	87,424	—
Redemption of Floating Rate Notes	(20,000)	—
Distribution to stockholder	(5,120)	—
Net cash provided by financing activities	62,304	—
Net increase (decrease) in cash, cash equivalents and restricted cash	4,957	(2,024)
Cash, cash equivalents and restricted cash at beginning of period	9,924	10,932
Cash, cash equivalents and restricted cash at end of period	$14,881	$8,908
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,162	$880

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Cash and cash equivalents	$14,405	$9,525
Restricted cash	476	399
Cash and cash equivalents and restricted cash	$14,881	$9,924

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

Initial Public Offering (IPO)

On April 22, 2019, the Company completed its IPO with the sale of 6,468,750 shares of common stock at a price to the public of $15.00 per share, including 843,750 shares sold upon the exercise in full of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, net proceeds from the IPO were approximately $87.4 million.

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

In June 2016, the FASB issued “ASU 2016‑13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Current guidance delays the recognition of credit losses until it is probable a loss has been incurred. This updated guidance will require financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available‑for‑sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost.  In 2019, the

FASB issued amendments to this guidance which provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance.

This update and its amendments will be effective for annual reporting periods beginning after December 15, 2020 and interim reporting periods within fiscal years beginning after December 15, 2021. Early adoption is permitted, but not before annual reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2019	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$13,331	$392	$(12)	$13,711
States, territories, and possessions	2,302	116	—	2,418
Political subdivisions	1,930	14	(1)	1,943
Special revenue excluding mortgage/asset-backed securities	15,337	470	(4)	15,803
Industrial and miscellaneous	117,652	3,784	(32)	121,404
Mortgage/asset-backed securities	51,885	900	(3)	52,782
Total available-for-sale investments	$202,437	$5,676	$(52)	$208,061

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$15,299	$96	$(126)	$15,269
States, territories, and possessions	1,227	—	(6)	1,221
Political subdivisions	825	—	(10)	815
Special revenue excluding mortgage/asset-backed securities	12,429	115	(91)	12,453
Industrial and miscellaneous	65,885	192	(951)	65,126
Mortgage/asset-backed securities	27,284	133	(81)	27,336
Total available-for-sale investments	$122,949	$536	$(1,265)	$122,220

Security holdings in an unrealized loss position

As of June 30, 2019, the Company held 42 fixed maturity securities in an unrealized loss position with a total estimated fair value of $15.9 million and total gross unrealized losses of $0.1 million. As of December 31, 2018, the Company held 173 fixed maturity securities in an unrealized loss position with a total estimated fair value of $73.8 million and total gross unrealized losses of $1.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	—	—	$3,302	$(12)	$3,302	$(12)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	550	(1)	550	(1)
Special revenue excluding mortgage/asset-backed securities	—	—	1,444	(4)	1,444	(4)
Industrial and miscellaneous	398	(2)	8,197	(30)	8,595	(32)
Mortgage/asset-backed securities	510	—	1,454	(3)	1,964	(3)
Total	$908	$(2)	$14,947	$(50)	$15,855	$(52)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,970	$(25)	$6,197	$(101)	$8,167	$(126)
States, territories, and possessions	719	(5)	501	(1)	1,220	(6)
Political subdivisions	264	(1)	550	(9)	814	(10)
Special revenue excluding mortgage/asset-backed securities	1,706	(14)	5,916	(77)	7,622	(91)
Industrial and miscellaneous	30,544	(556)	14,913	(395)	45,457	(951)
Mortgage/asset-backed securities	6,653	(39)	3,830	(42)	10,483	(81)
Total	$41,856	$(640)	$31,907	$(625)	$73,763	$(1,265)

The Company considers the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis,
•	The time period during which there has been a significant decline in fair value,
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates,
•	A fundamental analysis of the business prospects and financial condition of the issuer,
•	The Company’s intent to sell the securities as of each reporting date, and
•	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of June 30, 2019 and December 31, 2018, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other‑than‑temporarily impaired. The company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the respective periods.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2019, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$5,594	$5,592
Due after one year through five years	70,251	71,115
Due after five years through ten years	52,075	55,112
Due after ten years	22,632	23,460
Mortgage and asset-backed securities	51,885	52,782
	$202,437	$208,061

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest income	$1,452	$689	$2,462	$1,267
Dividend income	137	126	166	247
Investment expense	(106)	(86)	(185)	(168)
Net investment income	$1,483	$729	$2,443	$1,346

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$53	$—	$97	$9
Gains on sales of equity securities	—	386	67	410
Total realized gains	53	386	164	419
Realized losses:
Losses on sales of fixed maturity securities	(3)	(113)	(69)	(156)
Losses on sales of equity securities	—	(3,621)	(156)	(4,066)
Total realized losses	(3)	(3,734)	(225)	(4,222)
Net realized investment gains (losses)	50	(3,348)	(61)	(3,803)
Net unrealized gains on equity securities	443	3,603	2,965	3,437
Net realized and unrealized gains (losses) on investments	$493	$255	$2,904	$(366)

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. At June 30, 2019 and December 31, 2018, the carrying value of securities on deposit with state regulatory authorities was $5.0 million.

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

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018.

June 30, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,711	$—	$13,711
States, territories, and possessions	—	2,418	—	2,418
Political subdivisions	—	1,943	—	1,943
Special revenue excluding mortgage/asset-backed securities	—	15,803	—	15,803
Industrial and miscellaneous	—	121,404	—	121,404
Mortgage/asset-backed securities	—	52,782	—	52,782
Equity securities	22,368	—	—	22,368
Cash, cash equivalents, and restricted cash	14,881	—	—	14,881
Total assets	$37,249	$208,061	$—	$245,310

December 31, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$15,269	$—	$15,269
States, territories, and possessions	—	1,221	—	1,221
Political subdivisions	—	815	—	815
Special revenue excluding mortgage/asset-backed securities	—	12,453	—	12,453
Industrial and miscellaneous	—	65,126	—	65,126
Mortgage/asset-backed securities	—	27,336	—	27,336
Equity securities	25,171	—	—	25,171
Cash, cash equivalents, and restricted cash	9,924	—	—	9,924
Total assets	$35,095	$122,220	$—	$157,315
Liabilities:
Long-term notes payable	$—	$—	$20,000	$20,000
Total liabilities	$—	$—	$20,000	$20,000

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity.

The fair value of the Company’s long‑term note payable was determined by calculating the present value of expected future cash flows under the terms of the note agreements discounted at an estimated market rate of interest at December 31, 2018. This is a level 3 measurement.  The Company repaid its long term-notes payable in May 2019 and did not have any long-term debt at June 30, 2019.

Transfers between levels result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three and six months ended June 30, 2019 or the three and six months ended June 30, 2018.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$2,332	$3,755	$4,165	$4,432
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	735	751	1,013	3,187
Prior year	(92)	(19)	(54)	(1,517)
Total incurred	643	732	959	1,670
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	298	706	404	1,264
Prior year	1,249	622	3,292	1,679
Total payments	1,547	1,328	3,696	2,943
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	1,428	3,159	1,428	3,159
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	13,202	11,207	13,202	11,207
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$14,630	$14,366	$14,630	$14,366

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity. The foregoing reconciliation shows loss and loss adjustment expense reserve redundancies of $0.09 million and $0.02 million developed in the three months ended June 30, 2019 and 2018, respectively, and $0.05 million and $1.5 million developed in the six months ended June 30, 2019 and 2018, respectively. Favorable development in all periods was primarily due to lower than originally anticipated frequency and severity of claims in the Texas homeowners line of business.

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

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (Floating Rate Notes). As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre‑payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in September 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company's Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The Floating Rate Notes would have matured on September 6, 2028 and bore interest at the three‑month treasury rate plus 6.50% per annum. The Company incurred $0.7 million in interest expense related to the Floating Rate Notes for the three months ended June 30, 2019 (inclusive of the $0.4 million redemption premium) and $0.5 million in interest expense related to the surplus notes for the three months end June 30, 2018. The Company paid $0.7 million and $0.5 million of interest for each period, respectively.  The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the six months ended June 30, 2019 (inclusive of the $0.4 million redemption premium) and $0.9 million in interest expense related to the surplus notes for the six months end June 30, 2018. The Company paid $1.2 million and $0.9 million of interest for each period, respectively.

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

Prior to 2019, the Company maintained a valuation allowance on the U.S. tax attributes due to significant negative evidence, including cumulative U.S. losses in the most recent three-year period and our assessment that the realization of the net deferred tax assets did not meet the "more likely than not" criteria under ASC 740, Income Taxes. Management assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. The projected reversal of temporary differences, the Domestication, and projected future operating income in the U.S. represents significant positive evidence, which outweighed the historical negative evidence.

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

The tax expense for the three months ended June 30, 2019 was in line with the expected tax computed at the statutory rate of 21%.  For the six months ended June 30, 2019 tax expense differs from the expected tax computed at the statutory tax rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of our U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from the addback related to the stock compensation charge recognized during the first quarter that is not deductible for tax purposes.

7. Capital Stock

As of June 30, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and 0 preferred shares issued and outstanding. There were no preferred shares authorized as of December 31, 2018. As of June 30, 2019 and December 31, 2018, the Company has 500,000,000 common shares authorized and 23,468,750 and 17,000,000 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $179.2 million as of June 30, 2019 and $68.5 million as of December 31, 2018.

Common stock reserved for future issuance consists of the following as of June 30, 2019:

Stock options outstanding under 2019 Equity Incentive Plan	985,206
Restricted stock units outstanding under 2019 Equity Incentive Plan	6,066
Shares authorized for future issuance under 2019 Equity Incentive Plan	1,408,728
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	240,000
Total	2,640,000

8. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock-Based Compensation	$306	$—	$23,267	$—

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial stock grants in April 2019. All stock based compensation expense recognized during the three months ended June 30, 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

Management Incentive Plan prior to IPO

The Company’s former parent, GC Palomar Investor LP, adopted a 2014 Management Incentive Plan (in the form of profits interests) on February 12, 2014 under which certain officers and employees of PSIC and its affiliates were entitled to Class P Units in GC Palomar Investor LP. Class P unit holders were expected to realize value only upon the occurrence of liquidity events meeting requisite financial thresholds after the Class A unit holders recovered their investment. The Class P unit holders had no voting rights. The Company did not record stock based compensation expense related to this plan prior to 2019 because no liquidity events were probable of occurring.

On March 15, 2019, the Company modified its 2014 Management Incentive Plan by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. The 12,552,825 Class P units outstanding were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined and distributed based on these percentages. This modification resulted in a stock compensation charge and corresponding increase to additional paid‑in capital of $23.0 million for the quarter ending March 31, 2019. The stock compensation charge is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

2019 Equity Incentive Plan

On April 16, 2019, the Company's 2019 Equity Incentive Plan (the 2019 Plan) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

A total of 2,400,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan. This reserve will automatically increase on January 1, 2020 and each subsequent anniversary through 2029, by an amount equal to the smaller of: 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the board of directors.

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock's fair market value on the grant date, determined by the closing price of the Company's stock on the grant date.  Stock options vest over a two or four year period with 25% or 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued employment. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the 2019 Plan for the six months ended June 30, 2019:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Options granted	994,966	15.06
Options exercised	—	—
Options canceled	(9,760)	15.00
Outstanding at June 30, 2019	985,206	$15.06	9.79	$8,849
Vested and Exercisable at June 30, 2019	—	$—	—	$—

As of June 30, 2019, the Company had approximately $3.2 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.68 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	2.28% - 2.45%
Expected share price volatility (2)	18.40% - 18.45%
Expected life in years (3)	5.64 - 6.08 years
Dividend yield (4)	0%

(1) Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

(2) Determined based on analysis of the volatility of a peer group of publicly traded companies.

(3) Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.

(4) Determined to be zero as the Company has not historically issued dividends.

Restricted Stock Units

Restricted stock units are valued on their date of grant and will vest on the first anniversary of the grant date.  The fair value of restricted stock units is determined by the closing price of the Company's stock on the grant date.

The following table summarizes restricted stock unit transactions for the 2019 Plan for the six months ended June 30, 2019:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at December 31, 2018	—	$—
Granted	6,066	$16.49
Vested	—	$—
Forfeited	—	$—
Non vested outstanding at June 30, 2019	6,066	$16.49

As of June 30, 2019, the Company had approximately $0.1 million of total unrecognized stock-based compensation expense related to restricted stock units expected to be recognized over a weighted-average period of 0.81 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company's 2019 Employee Stock Purchase Plan (the 2019 ESPP) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1, 2020 and each subsequent anniversary through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP purchases of common stock occur through employee participation in discrete offering periods.  In each discrete offering period, employee funds are withheld and stock purchases occur upon the conclusion of the offering period.  The first discrete offering period has not concluded as of June 30, 2019 and the Company did not issue any shares of common stock pursuant to the 2019 ESPP during the six months ended June 30, 2019.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) are as follows:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Balance as of January 1	$(563)	$2,993
Effect of equity accounting guidance adoption	—	(3,215)
Beginning Balance	(563)	(222)
Other comprehensive income (loss) before reclassification	6,444	(1,137)
Federal income taxes	(917)	28
Other comprehensive income (loss) before reclassification, net of tax	5,527	(1,109)
Amounts reclassified from AOCI	(53)	146
Federal income taxes	11	(27)
Amounts reclassified from AOCI, net of tax	(42)	119
Other comprehensive income (loss)	5,485	(990)
Balance at end of period	$4,922	$(1,212)

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income (loss)	$6,698	$6,934	$(7,712)	$12,527
Weighted average common shares outstanding:
Basic	21,975,962	17,000,000	19,501,727	17,000,000
Common Share equivalents	129,047	—	—	—
Diluted	22,105,009	17,000,000	19,501,727	17,000,000

Earnings per share
Basic	$0.30	$0.41	$(0.40)	$0.74
Diluted	$0.30	$0.41	$(0.40)	$0.74

Common share equivalents relate primarily to outstanding shares under the 2019 Plan and unpurchased shares under the 2019 ESPP. For the six months ended June 30, 2019, there were 64,880 common share equivalents excluded from the calculation of diluted earnings per share as their effects were anti-dilutive.

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

12. Underwriting information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (GWP) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$29,987	51.4%	$19,872	53.2%	$59,294	52.8%	$36,624	51.4%
Specialty Homeowners	8,646	14.8%	7,579	20.3%	16,426	14.6%	14,215	19.9%
Commercial Earthquake	8,085	13.8%	4,382	11.7%	14,618	13.0%	10,080	14.1%
Commercial All Risk	7,288	12.5%	2,982	8.0%	14,852	13.2%	6,049	8.5%
Hawaii Hurricane	2,675	4.6%	2,012	5.4%	4,750	4.2%	3,516	4.9%
Flood	1,271	2.2%	515	1.4%	2,043	1.8%	870	1.2%
Other	394	0.7%	—	—%	394	0.4%	—	—%
Total Gross Written Premiums	$58,346	100%	$37,342	100%	$112,377	100%	$71,354	100%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$32,306	55.4%	$19,699	52.8%	$62,754	55.8%	$37,426	52.4%
Texas	11,000	18.8%	8,159	21.8%	21,439	19.1%	15,846	22.2%
Hawaii	2,921	5.0%	2,012	5.4%	5,013	4.5%	3,517	4.9%
Washington	1,926	3.3%	1,055	2.8%	3,520	3.1%	2,067	2.9%
South Carolina	1,686	2.9%	803	2.2%	3,355	3.0%	1,646	2.3%
Oregon	1,671	2.9%	1,343	3.6%	3,126	2.8%	2,394	3.4%
Illinois	1,204	2.1%	1,137	3.0%	2,254	2.0%	2,181	3.1%
Other	5,632	9.6%	3,134	8.4%	10,916	9.7%	6,277	8.8%
Total Gross Written Premiums	$58,346	100%	$37,342	100%	$112,377	100%	$71,354	100%

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

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our final prospectus dated April 16, 2019 filed with the Securities and Exchange Commission, or SEC, on April 17, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $154.9 million for the year ended December 31, 2018, a compound annual growth rate (“CAGR”) of approximately 75%. For the six months ended June 30, 2019, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 87% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (A.M. Best), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

On April 22, 2019, we closed our IPO and the underwriters in the IPO purchased 6,468,750 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

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

Ceded Written Premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease limits, retention levels and co-participations.

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Our insurance policies generally have a term of one year and premiums are earned pro rata over the term of the policy.

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

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, technology costs, office rent, stock-based compensation, and professional services fees such as legal, accounting, and actuarial services.  In addition, we incurred expense relating to the write-off of unamortized debt issuance costs on our Floating Rate Notes in May 2019.

Interest Expense

Interest expense consists primarily of interest expense on our surplus notes through September 2018 and our Floating Rate Notes after September 2018. In addition, we incurred interest expense related to the redemption premium paid on our Floating Rate Notes in May 2019.

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

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations offset by the reversal of our U.S. federal deferred tax valuation allowance in March 2019.

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

Underwriting revenue is a non‑GAAP financial measure defined as total revenue, excluding net investment income and net realized and unrealized gains and losses on investments. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of total revenue to underwriting revenue in accordance with GAAP.

Underwriting income is a non‑GAAP financial measure defined as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments and interest expense. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of income before income taxes to underwriting income in accordance with GAAP.

Adjusted net income is a non‑GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact.  We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income to adjusted net income in accordance with GAAP.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity to adjusted return on equity in accordance with GAAP.

Loss ratio, expressed as a percentage, is the ratio of losses and loss adjustment expenses, to net earned premiums.

Expense ratio, expressed as a percentage, is the ratio of acquisition and other underwriting expenses, net of commission and other income to net earned premiums.

Combined ratio is defined as the sum of the loss ratio and the expense ratio. A combined ratio under 100% generally indicates an underwriting profit. A combined ratio over 100% generally indicates an underwriting loss.

Adjusted Combined ratio is a non‑GAAP financial measure defined as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of combined ratio to adjusted combined ratio in accordance with GAAP.

Tangible stockholders’ equity is a non‑GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity to tangible stockholders’ equity in accordance with GAAP.

Results of Operations

Three months ended June 30, 2019 compared to three months ended June 30, 2018

The following table summarizes our results for the three months ended June 30, 2019 and 2018:

	Three months ended
	June 30,			Percent
	2019	2018	Change	Change
	($ in thousands)
Revenue:
Gross written premiums	$58,346	$37,342	$21,004	56.2%
Ceded written premiums	(24,632)	(26,674)	2,042	(7.7)%
Net written premiums	33,714	10,668	23,046	216.0%
Net earned premiums	23,208	18,279	4,929	27.0%
Commission and other income	721	629	92	14.6%
Total underwriting revenue	23,929	18,908	5,021	26.6%
Losses and loss adjustment expenses	643	732	(89)	(12.2)%
Acquisition expenses	8,971	7,450	1,521	20.4%
Other underwriting expenses	7,165	4,339	2,826	65.1%
Underwriting income	7,150	6,387	763	11.9%
Interest expense	(639)	(434)	(205)	47.2%
Net investment income	1,483	729	754	103.4%
Net realized and unrealized gains on investments	493	255	238	93.3%
Income before income taxes	8,487	6,937	1,550	22.3%
Income tax expense	1,789	3	1,786	NM
Net income	$6,698	$6,934	$(236)	(3.4)%
Adjustments:
Expenses associated with IPO and tax restructuring	50	—	50	NM
Stock-based compensation expense	306	—	306	NM
Expenses associated with retirement of debt	1,297	—	1,297	NM
Tax impact	(349)	—	(349)	NM
Adjusted net income	$8,002	$6,934	$1,068	15.4%
Key Financial and Operating Metrics
Annualized return on equity	17.8%	32.1%
Annualized adjusted return on equity	21.2%	32.1%
Loss ratio	2.8%	4.0%
Expense ratio	66.4%	61.1%
Combined ratio	69.2%	65.1%
Adjusted combined ratio	63.8%	65.1%
NM- not meaningful

Gross Written Premiums

Gross written premiums were $58.3 million for the three months ended June 30, 2019 compared to $37.3 million for the three months ended June 30, 2018, an increase of $21.0 million, or 56.2%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint, new partnerships and strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 51.4% of our gross written premiums for the three months ended June 30, 2019, increased by $10.1 million, or 50.9%, for the three months ended June 30, 2019 compared to the same period in the prior year.

•

Specialty Homeowners, which represented approximately 14.8% of our gross written premiums for the three months ended June 30, 2019, increased by $1.1 million, or 14.1%, for the three months ended June 30, 2019 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 13.8% of our gross written premiums for the three months ended June 30, 2019, increased by $3.7 million, or 84.5%, for the three months ended June 30, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 12.5% of our gross written premiums for the three months ended June 30, 2019, increased by $4.3 million, or 144.4%, for the three months ended June 30, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 4.6% of our gross written premiums for the three months ended June 30, 2019, increased by $0.7 million or 33.0%, for the three months ended June 30, 2019 compared to the same period in the prior year.

•

Flood, which represented approximately 2.2% of our gross written premiums for the three months ended June 30, 2019 increased by $0.8 million or 146.8%, for the three months ended June 30, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums decreased $2.1 million, or 7.7%, to $24.6 million for the three months ended June 30, 2019 from $26.7 million for the three months ended June 30, 2018. The decrease was due to an $11.8 mllion transfer of unearned premiums in June 2018 related to our specialty homeowners line in the state of Texas. As of June 2018, we began ceding substantially all of the risk and premiums on this line in exchange for a fronting fee. This variance was offset by increased ceding of written premiums related to our commercial all risk line and increased excess of loss reinsurance expense for the three months end June 30, 2019 compared to the prior year period. Ceded written premiums as a percentage of gross written premiums decreased to 42.2% for the three months ended June 30, 2019 from 71.4% for the three months ended June 30, 2018. Ceded written premiums were a higher percentage of gross written premiums during the three months ended June 30, 2018 due to the inception of the fronting arrangement and transfer of unearned premiums in June 2018.

Net Written Premiums

Net written premiums increased $23.0 million, or 216.0%, to $33.7 million for the three months ended June 30, 2019 from $10.7 million for the three months ended June 30, 2018. The increase was primarily due to an increase in gross written premiums, primarily in our residential earthquake, commercial all risk, and commercial earthquake lines and a decrease in ceded written premiums.

Net Earned Premiums

Net earned premiums increased $4.9 million, or 27.0%, to $23.2 million for the three months ended June 30, 2019 from $18.3 million for the three months ended June 30, 2018 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis in each period presented:

	Three Months Ended
	June 30,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$47,208	$33,320	$13,888	41.7%
Ceded earned premiums	(24,000)	(15,041)	(8,959)	59.6%
Net earned premiums	$23,208	$18,279	$4,929	27.0%

Commission and Other Income

Commission and other income increased $0.1 million, or 14.6%, to $0.7 million for the three months ended June 30, 2019 from $0.6 million for the three months ended June 30, 2018 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $0.1 million, or 12.2%, to $0.6 million for the three months ended June 30, 2019 from $0.7 million for the three months ended June 30, 2018.  For both periods, losses primarily consisted of attritional losses from our specialty homeowners and commercial all risk lines. Losses in 2018 include significant favorable prior year development. Losses in 2019 include the benefit of strategic reinsurance placements designed to minimize the impact of attritional losses.

Acquisition Expenses

Acquisition expenses increased $1.5 million, or 20.4%, to $9.0 million for the three months ended June 30, 2019 from $7.5 million for the three months ended June 30, 2018. The primary reason for the increase was higher earned premiums.  Acquisition expenses as a percentage of gross earned premiums were 19.0% for the three months ended June 30, 2019 compared to 22.4% for the three months ended June 30, 2018.  Acquisition expenses as a percentage of gross earned premiums decreased due to higher earned ceding commissions related to our specialty homeowners operations in the state of Texas and our commercial all risk line.

Other Underwriting Expenses

Other underwriting expenses increased $2.9 million, or 65.1%, to $7.2 million for the three months ended June 30, 2019 from $4.3 million for the three months ended June 30, 2018. The increase was primarily due to the write-off of $0.9 million of debt amortization costs upon redemption of our Floating Rate Notes. In addition, we incurred increased payroll, professional fees, technology expenses, stock-based compensation and other expenses necessary to support our growth. Other underwriting expenses as a percentage of gross earned premiums were 15.2% for the three months ended June 30, 2019 compared to 13.0% for the three months ended June 30, 2018. Excluding the impact of the $0.9 million debt write-off, other underwriting expenses were 13.3% of gross earned premiums for the three months ended June 30, 2019.

Interest Expense

Interest expense increased $0.2 million, or 47.2%, to $0.6 million for the three months ended June 30, 2019 from $0.4 million for the three months ended June 30, 2018. The primary reason for the increase was a $0.4 million charge incurred upon redemption of our Floating Rate Notes in May 2019.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.8 million, or 103.4%, to $1.5 million for the three months ended June 30, 2019 from $0.7 million for the three months ended June 30, 2018. The primary reason for the increase was a higher average balance of investments during the three months ended June 30, 2019 due primarily to proceeds from our IPO which were received in April 2019.

Net realized and unrealized gains on investments increased $0.2 million, or 93.3%, to $0.5 million for the three months ended June 30, 2019 from $0.3 million for the three months ended June 30, 2018. The primary reason for the increase was higher appreciation on our equity securities during the three months ended June 30, 2019 due to better overall performance of equity markets during that period. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$1,452	$689	$763	110.7%
Dividend income	137	126	11	8.7%
Investment management fees and expenses	(106)	(86)	(20)	23.3%
Net investment income	1,483	729	754	103.4%
Net realized and unrealized gains on investments	493	255	238	93.3%
Total	$1,976	$984	$992	100.8%

Income Tax Expense

Income tax expense increased to $1.8 million for the three months ended June 30, 2019 from an immaterial amount for the three months ended June 30, 2018 as a result of our operations becoming subject to U.S. income tax following our March 2019 Domestication to the United States.

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

As a result of the Domestication transactions, all of our operations became subject to U.S. income tax in 2019.

Six months ended June 30, 2019 compared to six months ended June 30, 2018

	Six months ended
	June 30,			Percent
	2019	2018	Change	Change
	($ in thousands)
Revenue:
Gross written premiums	$112,377	$71,354	$41,023	57.5%
Ceded written premiums	(50,737)	(40,436)	(10,301)	25.5%
Net written premiums	61,640	30,918	30,722	99.4%
Net earned premiums	41,559	36,245	5,314	14.7%
Commission and other income	1,306	1,190	116	9.7%
Total underwriting revenue	42,865	37,435	5,430	14.5%
Losses and loss adjustment expenses	959	1,670	(711)	(42.6)%
Acquisition expenses	15,946	15,240	706	4.6%
Other underwriting expenses	36,017	8,143	27,874	342.3%
Underwriting income (loss)	(10,057)	12,382	(22,439)	(181.2)%
Interest expense	(1,068)	(839)	(229)	27.3%
Net investment income	2,443	1,346	1,097	81.5%
Net realized and unrealized gains (losses) on investments	2,904	(366)	3,270	NM
Income (loss) before income taxes	(5,778)	12,523	(18,301)	(146.1)%
Income tax expense (benefit)	1,934	(4)	1,938	NM
Net income (loss)	$(7,712)	$12,527	$(20,239)	(161.6)%
Adjustments:
Expenses associated with IPO and tax restructuring	408	—	408	NM
Stock-based compensation expense	23,267	—	23,267	NM
Expenses associated with retirement of debt	1,297	—	1,297	NM
Tax impact	(424)	—	(424)	NM
Adjusted net income	$16,836	$12,527	$4,309	34.4%
Key Financial and Operating Metrics
Annualized return on equity	(10.4)%	29.8%
Annualized adjusted return on equity	22.8%	29.8%
Loss ratio	2.3%	4.6%
Expense ratio	121.9%	61.2%
Combined ratio	124.2%	65.8%
Adjusted combined ratio	65.1%	65.8%
NM- not meaningful

Gross Written Premiums

Gross written premiums were $112.4 million for the six months ended June 30, 2019 compared to $71.4 million for the six months ended June 30, 2018, an increase of $41.0 million, or 57.5%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint, new partnerships and strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 52.8% of our gross written premiums for the six months ended June 30, 2019, increased by $22.7 million, or 61.9%, for the six months ended June 30, 2019 compared to the same period in the prior year. Approximately $11.6 million of this increase was due to a new homeowners carrier partnership in which we assumed $6.6 million of unearned premiums and wrote an additional $5.0 million in premiums.

•

Specialty Homeowners, which represented approximately 14.6% of our gross written premiums for the six months ended June 30, 2019, increased by $2.2 million, or 15.6%, for the six months ended June 30, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 13.2% of our gross written premiums for the six months ended June 30, 2019, increased by $8.8 million, or 145.5%, for the six months ended June 30, 2019 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 13.0% of our gross written premiums for the six months ended June 30, 2019, increased by $4.5 million, or 45.0%, for the six months ended June 30, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 4.2% of our gross written premiums for the six months ended June 30, 2019, increased by $1.2 million or 35.1%, for the six months ended June 30, 2019 compared to the same period in the prior year.

•

Flood, which represented approximately 1.8% of our gross written premiums for the six months ended June 30, 2019 increased by $1.2 million or 134.8%, for the six months ended June 30, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $10.3 million, or 25.5%, to $50.7 million for the six months ended June 30, 2019 from $40.4 million for the six months ended June 30, 2018. The increase was primarily due to increased ceding from our commercial all risk line of business due to higher written premiums from that line and increased ceding to new quota share reinsurance partners. We also incurred increased excess of loss reinsurance expense due to higher exposure from the growth of our portfolio. Ceded written premiums as a percentage of gross written premiums decreased to 45.1% for the six months ended June 30, 2019 from 56.7% for the six months ended June 30, 2018.  The cession percentage was higher in the prior year due to an $11.8 million transfer of unearned premiums in June 2018 related to our specialty homeowners line in the state of Texas. As of June 2018, we began ceding substantially all of the risk and premiums on this line in exchange for a fronting fee.

Net Written Premiums

Net written premiums increased $30.7 million, or 99.4%, to $61.6 million for the six months ended June 30, 2019 from $30.9 million for the six months ended June 30, 2018. The increase was primarily due to higher gross written premiums, primarily in our residential earthquake, commercial all risk, and commercial earthquake lines, offset by increased ceded written premiums related to our commercial all risk line and increased excess of loss reinsurance expense.

Net Earned Premiums

Net earned premiums increased $5.4 million, or 14.7%, to $41.6 million for the six months ended June 30, 2019 from $36.2 million for the six months ended June 30, 2018 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums under reinsurance agreements.

The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Six Months Ended
	June 30,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$88,102	$64,459	$23,643	36.7%
Ceded earned premiums	(46,543)	(28,214)	(18,329)	65.0%
Net earned premiums	$41,559	$36,245	$5,314	14.7%

Commission and Other Income

Commission and other income increased $0.1 million, or 9.7%, to $1.3 million for the six months ended June 30, 2019 from $1.2 million for the six months ended June 30, 2018 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $0.7 million, or 42.6%, to $1.0 million for the six months ended June 30, 2019 from $1.7 million for the six months ended June 30, 2018. For both periods, losses primarily consisted of attritional losses from our specialty homeowners and commercial all risk lines. Losses in 2018 include significant favorable prior year development. Losses in 2019 include the benefit of strategic reinsurance placements designed to minimize the impact of attritional losses.

Acquisition Expenses

Acquisition expenses increased $0.7 million, or 4.6%, to $15.9 million for the six months ended June 30, 2019 from $15.2 million for the six months ended June 30, 2018. The primary reason for the increase was higher earned premiums. Acquisition expenses as a percentage of gross earned premiums were 18.1% for the six months ended June 30, 2019 compared to 23.6% for the six months ended June 30, 2018. Acquisition expenses as a percentage of gross earned premiums decreased due to higher earned ceding commissions related to our specialty homeowners operations in the state of Texas and our commercial all risk line.

Other Underwriting Expenses

Other underwriting expenses increased $27.9 million, or 342.3%, to $36.0 million for the six months ended June 30, 2019 from $8.1 million for the six months ended June 30, 2018. The increase was primarily due to a stock compensation charge of $23.0 million related to the modification of our former parent company’s management incentive plan in March 2019. We also incurred $0.9 million of expense related to the write-off of debt amortization costs upon redemption of our Floating Rate Notes. In addition, we incurred increased payroll, professional fees, technology expenses, stock-based compensation, and other expenses necessary to support our growth. Other underwriting expenses as a percentage of gross earned premiums were 40.9% for the six months ended June 30, 2019 compared to 12.6% for the six months ended June 30, 2018. Excluding the impact of the $23.0 million stock compensation charge and the $0.9 million debt write-off, other underwriting expenses were 13.8% of gross earned premiums for the six months ended June 30, 2019.

Interest Expense

Interest expense increased $0.3 million, or 27.3%, to $1.1 million for the six months ended June 30, 2019 from $0.8 million for the six months ended June 30, 2018.  The primary reason for the increase was a $0.4 million charge incurred upon redemption of our Floating Rate Notes in May 2019.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $1.1 million, or 81.5%, to $2.4 million for the six months ended June 30, 2019 from $1.3 million for the six months ended June 30, 2018. The primary reason for the increase was a higher average balance of investments during the six months ended June 30, 2019 due primary to proceeds from our IPO which were received in April 2019.

Net realized and unrealized gains on investments increased $3.3 million, to a $2.9 million gain for the six months ended June 30, 2019 from a $0.4 million loss for the six months ended June 30, 2018. The primary reason for the increase was higher appreciation on our equity securities during the six months ended June 30, 2019 due to better overall performance of equity markets during that period. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$2,462	$1,267	$1,195	94.3%
Dividend income	166	247	(81)	(32.8)%
Investment management fees and expenses	(185)	(168)	(17)	10.1%
Net investment income	2,443	1,346	1,097	81.5%
Net realized and unrealized gains (losses) on investments	2,904	(366)	3,270	NM
Total	$5,347	$980	$4,367	445.6%

NM-Not Meaningful

Income Tax Expense (Benefit)

Income tax expense increased to $1.9 million for the six months ended June 30, 2019 from an immaterial amount for the six months ended June 30, 2018 as a result of positive taxable income during the six months ended June 30, 2019 occurring after our U.S. domestication in March 2019 partially offset by the benefit from the reduction of the valuation allowance on our federal deferred tax assets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenues	$25,905	$19,892	$48,212	$38,415
Net investment income	1,483	729	2,443	1,346
Net realized and unrealized gains (losses) on investments	493	255	2,904	(366)
Underwriting revenue	$23,929	$18,908	$42,865	$37,435

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Income before income taxes	$8,487	$6,937	$(5,778)	$12,523
Net investment income	1,483	729	2,443	1,346
Net realized and unrealized gains (losses) on investments	493	255	2,904	(366)
Interest expense	(639)	(434)	(1,068)	(839)
Underwriting income (loss)	$7,150	$6,387	$(10,057)	$12,382

Adjusted Net Income

We define adjusted net income as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact.  We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted net income should not be viewed as a substitute for net income calculated in accordance with GAAP, and other companies may define adjusted net income differently.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income	$6,698	$6,934	$(7,712)	$12,527
Adjustments:
Expenses associated with IPO and tax restructuring	50	—	408	—
Stock-based compensation expense	306	—	23,267	—
Expenses associated with retirement of debt	1,297	—	1,297	—
Tax impact	(349)	—	(424)	—
Adjusted net income	$8,002	$6,934	$16,836	$12,527

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Annualized adjusted net income	$32,008	$27,736	$33,672	$25,054
Average stockholders' equity	$150,773	$86,528	$147,964	$84,182
Annualized adjusted return on equity	21.2%	32.1%	22.8%	29.8%

Adjusted Combined Ratio

We define adjusted combined ratio as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. We use adjusted combined ratio as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted combined ratio should not be viewed as a substitute for combined ratio calculated in accordance with GAAP, and other companies may define adjusted combined ratio differently.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$16,058	$11,892	$51,616	$23,863
Denominator: Net earned premiums	$23,208	$18,279	$41,559	$36,245
Combined ratio	69.2%	65.1%	124.2%	65.8%
Adjustments to numerator:
Expenses associated with IPO and tax restructuring	$(50)	$—	$(408)	$—
Stock based compensation expense	(306)	—	(23,267)	—
Portion of expenses associated with retirement of debt classified as other underwriting expenses	(897)	—	(897)	—
Adjusted combined ratio	63.8%	65.1%	65.1%	65.8%

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

	Period Ended
	June 30,	December 31,
	2019	2018
	(in thousands)
Stockholders' equity	$199,636	$96,292
Intangible assets	(744)	(744)
Tangible stockholders' equity	$198,892	$95,548

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

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Oregon and California’s state insurance regulators have a risk‑based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of June 30, 2019 and December 31, 2018, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk‑based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of June 30, 2019 and December 31, 2018.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of June 30, 2019 and December 31, 2018, we met the minimum liquidity ratio requirement.

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

The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six months ended
	June 30,
	2019	2018
	($ in thousands)
Cash provided by (used in):
Operating activities	$16,893	$15,183
Investing activities	(74,240)	(17,207)
Financing activities	62,304	—
Change in cash, cash equivalents, and restricted cash	$4,957	$(2,024)

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

Cash used in investing activities for the six months ended June 30, 2019 and June 30, 2018 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash provided by financing activities for the six months ended June 30, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million cash paid to redeem our Floating Rate Notes in May 2019 and a one‑time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019.  There was no cash flow from financing activities during the six months ended June 30, 2018.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $245.3 million in cash and investment securities available at June 30, 2019. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

Surplus Notes

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

Floating Rate Notes

In September 2018, the Company completed a private placement financing of $20.0 million of the Floating Rate Notes. As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre‑payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in September 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company's Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The Floating Rate Notes would have matured on September 6, 2028 and bore interest at the three‑month treasury rate plus 6.50% per annum. The Company incurred $0.7 million in interest expense related to the Floating Rate Notes for the three months ended June 30, 2019 (inclusive of the $0.4 million redemption premium) and $0.5 million in interest expense related to the surplus notes for the three months end June 30, 2018. The Company paid $0.7 million and $0.5 million of interest for each period, respectively.  The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the six months ended June 30, 2019 (inclusive of the $0.4 million redemption premium) and $0.9 million in interest expense related to the surplus notes for the six months end June 30, 2018. The Company paid $1.2 million and $0.9 million of interest for each period, respectively.

Stockholders’ Equity

At June 30, 2019 total stockholders’ equity was $199.6 million and tangible stockholders’ equity was $198.9 million, compared to total stockholders’ equity of $96.3 million and tangible stockholders’ equity of $95.5 million as of December 31, 2018. Stockholders’ equity increased for the six months ended June 30, 2019 primarily due to the receipt of $87.4 million in net proceeds from our IPO.  In addition, it increased due to a $23.0 million stock-based compensation charge, which was treated as additional paid in capital.  Stockholders’ equity also increased due to a $5.5 million unrealized gain on fixed maturity investments.  These items were offset by our $7.7 million net loss and $5.1 million cash distribution to our principal stockholder.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity to tangible stockholders’ equity in accordance with GAAP.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2019, the majority of our investment portfolio, or $208.1 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $22.4 million of equity securities. In addition, we maintained a non‑restricted cash and cash equivalent balance of $14.4 million at June 30, 2019. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.90 and 3.93 years and an average rating of “Aa3/A+” and “Aa3/AA−” at June 30, 2019 and December 31, 2018, respectively. Our fixed income investment portfolio had a book yield of 3.0% as of June 30, 2019, compared to 3.0% as of December 31, 2018.

At June 30, 2019 and December 31, 2018 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2019	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$13,331	$13,711	6.6%
States, territories, and possessions	2,302	2,418	1.2%
Political subdivisions	1,930	1,943	0.9%
Special revenue excluding mortgage/asset-backed securities	15,337	15,803	7.6%
Industrial and miscellaneous	117,652	121,404	58.3%
Mortgage/asset-backed securities	51,885	52,782	25.4%
Total available-for-sale investments	$202,437	$208,061	100.0%

	Amortized	Fair	% of Total
December 31, 2018	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$15,299	$15,269	12.5%
States, territories, and possessions	1,227	1,221	1.0%
Political subdivisions	825	815	0.7%
Special revenue excluding mortgage/asset-backed securities	12,429	12,453	10.2%
Industrial and miscellaneous	65,885	65,126	53.3%
Mortgage/asset-backed securities	27,284	27,336	22.3%
Total available-for-sale investments	$122,949	$122,220	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2019 and December 31, 2018:

	Estimated	% of
June 30, 2019	Fair Value	Total
	($ in thousands)
Rating
AAA	$87,386	42.0%
AA	22,887	11.0%
A	66,164	31.8%
BBB	31,209	15.0%
B	415	0.2%
	$208,061	100.0%

	Estimated	% of
December 31, 2018	Fair Value	Total
	($ in thousands)
Rating
AAA	$57,693	47.2%
AA	13,023	10.7%
A	33,030	27.0%
BBB	17,984	14.7%
B	490	0.4%
	$122,220	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2019 were as follows:

	Amortized	Fair	% of Total
June 30, 2019	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$5,594	$5,592	2.7%
Due after one year through five years	70,251	71,115	34.1%
Due after five years through ten years	52,075	55,112	26.5%
Due after ten years	22,632	23,460	11.3%
Mortgage and asset-backed securities	51,885	52,782	25.4%
	$202,437	$208,061	100.0%

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

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe excess of loss (XOL) reinsurance, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe excess of loss except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

As of June 1, 2019, we purchased reinsurance from over 80 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. In addition to limit purchased from traditional reinsurers, we have expanded our catastrophe XOL coverage to incorporate collateralized protection from the insurance linked securities (ILS) market. In May 2017 we completed our first ILS transaction with the successful close of a $166 million 144A catastrophe bond completed through Torrey Pines Re Ltd, a special purpose insurer established solely for our benefit in Bermuda. Torrey Pines Re provides fully collateralized protection over a three‑year risk period, which we believe enhances the overall security and stability of our reinsurance program. Torrey Pines Re was funded by over 25 different investors, with the largest investor representing less than 3% of our total catastrophe XOL reinsurance limit. Our largest single XOL reinsurer comprises 5.5% of total reinsurance limit we purchased.

Currently, we retain $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.05 billion for earthquake events, subject to customary exclusions. Currently, our first event retention represented 2.5% of our stockholders’ equity. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at our current net retention of $5 million per such event.

To mitigate potential volatility in reinsurance market conditions, we currently purchase XOL reinsurance coverage at two different renewals during the year, on January 1st and on June 1st. Additionally, we divide our catastrophe XOL treaty into multiple layers and place many of the layers on alternating 24 month contracts. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage.  Many of our reinsurance contracts have multi‑year terms and additional features, such as expanded coverage windows for catastrophe events, that we believe provide us with significant protection and flexibility should market conditions change. In the event of a catastrophe that impacts our reinsurance contracts, our contracts typically include prepaid reinstatements that limits our net loss to $5mm retention per event.  For layers that are not reinstateable (commonly known as “single shot”) such as Torrey Pines Re, the Company has arranged cascading coverage that drops down in order to eliminate any potential gap in coverage in the catastrophe program for subsequent event(s).

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 84.8% rated “A−” or better. At June 30, 2019, 0.2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (CEO) and Chief Financial Officer (CFO), as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Effective June 1, 2019, we retain $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.05 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines. While we believe this risk transfer program insulates us from volatility in our earnings, one severe catastrophe event could result in claims that substantially exceed the limits of our reinsurance coverage.

We may be unable to purchase third‑party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses and reducing volatility in our underwriting performance, providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. We primarily use treaty reinsurance, consisting of catastrophe excess of loss (XOL) coverage, and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business.

Our catastrophe XOL treaties are divided into layers, many of which are placed using alternating 24‑month contracts. From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to limit purchased from traditional reinsurers, we have expanded our catastrophe XOL coverage to incorporate collateralized protection from the insurance linked securities (ILS) market. In May 2017, we closed a $166 million 144A catastrophe bond offering completed through Torrey Pines Re Ltd., a special purpose insurer in Bermuda, that provides fully collateralized protection over a three‑year risk period. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future but there can be no assurances that we will be able to complete such offerings on acceptable terms, if at all. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our catastrophe coverage through future bond offerings or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $5 million of risk per earthquake and wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and provide coverage up to $1.05 billion for earthquake events, subject to customary exclusions. However, particularly in the event of a major catastrophe our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30 2019, we had $16.6 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 53.0% and 21.0% of our gross written premiums, respectively, for the year ended December 31, 2018 and 56% and 19% of our gross written premiums, respectively, for the six month ended June 30, 2019. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. We are exposed to business, economic, political and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

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

The distribution networks of our products are multi‑faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $104.9 million or 67.7% of our gross written premiums for the year ended December 31, 2018 and $64.5 million or 57.4% for the six months ended June 30, 2019. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, and other resources than we do. Some of these competitors also have longer operating history and more market recognition than we do in certain lines of business.  In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (CEA), the National Flood Insurance Program and the Texas Wind Insurance Association. If the CEA decided to provide coverage to non‑CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.

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

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our third party claims administrators (TPAs), the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

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

We also invest in marketable equity securities, generally through mutual funds and exchange‑traded funds. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $22.4 million as of June 30, 2019.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners (NAIC), the Oregon Division of Financial Regulation and the California Department of Insurance.

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

Our U.S. insurance company subsidiary, Palomar Specialty Insurance Company, is subject to extensive regulation in Oregon, its state of domicile, California, where it is commercially domiciled, and to a lesser degree, the other states in which it operates. Our Bermuda reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (Palomar Re), is subject to regulation in Bermuda. Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non‑financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators and the Bermuda Monetary Authority (the BMA), also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

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

Our Bermuda reinsurance subsidiary is subject to regulation from the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the ES Requirements).  As an insurance company, our Bermuda subsidiary conducts a relevant activity and will be subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda in order to meet the new requirements. The timeframe for implementation and compliance with the ES Requirements is challenging, with compliance required with effect from July 1, 2019.

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

Legislation commonly known as the Tax Cuts and Jobs Act (the Tax Act) was signed into law on December 22, 2017. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules have reduced taxation of certain income earned through pass‑through entities and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year, decreasing the mortgage interest deduction on new homes to $750,000 and eliminating the home equity line of credit interest deduction for loans that are not considered home acquisition debt.

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

Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, Palomar Specialty Insurance Company and Palomar Re. State insurance laws, including the laws of Oregon and California, and the laws of Bermuda restrict the ability of Palomar Specialty Insurance Company and Palomar Re, respectively, to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon and California is limited by Oregon law at ORS 732.576 and California law at Cal. Ins. Code 1215.5(g). Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by Palomar Specialty Insurance Company may in the future adopt statutory provisions more restrictive than those currently in effect.

Our Bermuda reinsurance subsidiary is highly regulated and is required to comply with various conditions before it is able to pay dividends or make distributions to us. Bermuda law, including the Insurance Act 1978, as amended (Insurance Act) and the Companies Act 1981, as amended (Companies Act) impose restrictions on our Bermuda reinsurance subsidiary’s ability to pay dividends to us based on solvency margins and surplus and capital requirements. These restrictions, and any other future restrictions adopted by the BMA, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by our Bermuda reinsurance subsidiary without affirmative approval of the BMA.

Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking immediate cash dividends should not purchase our common stock.

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

Our U.S. insurance subsidiary, Palomar Specialty Insurance Company, is required to comply with statutory accounting principles (SAP). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes‑Oxley Act, which will require annual assessments by management of the effectiveness of our internal control over financial reporting beginning with the annual report for our fiscal year ended December 31, 2019. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes‑Oxley until such time as we no longer qualify as an emerging growth company. See also “We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.

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

Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

The securities markets have from time to time experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of particular companies. As a result of these factors, investors in our common stock may not be able to resell their shares at or above the price at which they purchased their shares. These broad market fluctuations, as well as general market, economic and political conditions, such as recessions, loss of investor confidence or interest rate changes, may negatively affect the market price of our common stock.

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

Our charter documents contain anti‑takeover provisions that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti‑takeover provisions:

•permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;

•provide that our Board of Directors are classified into three classes with staggered, three year terms and that directors may only be removed for cause in the event Genstar Capital no longer beneficially owns a majority of our common stock;

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

On April 22, 2019, we completed our IPO with the sale of 6,468,750 shares of common stock at a price to the public of $15.00 per share, including 843,750 shares sold upon the exercise in full of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, net proceeds from the IPO were approximately $87.4 million.

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

Palomar Holdings, Inc.

Date: August 13, 2019	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2019	By:	/s/ Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)