Form 10-Q
period 2019-09-30
Palomar Holdings, Inc.
filed 2019-11-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Number of shares of the registrant’s common shares outstanding at November 4, 2019: 23,468,750

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2019 (Unaudited) and December 31, 2018	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Unaudited) for the Three and Nine Months Ended September 30, 2019 and 2018	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2019 and 2018	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019 and 2018	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	43
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	64
Item 3.	Defaults Upon Senior Securities	64
Item 4.	Mine Safety Disclosures	64
Item 5.	Other Information	64
Item 6.	Exhibits	64
Signatures		65

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2019	2018
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $216,623 in 2019; $122,949 in 2018)	$223,986	$122,220
Equity securities, at fair value (cost: $21,213 in 2019; $27,188 in 2018)	22,326	25,171
Total investments	246,312	147,391
Cash and cash equivalents	16,477	9,525
Restricted cash	425	399
Accrued investment income	1,363	734
Premium receivable	32,171	18,633
Deferred policy acquisition costs	21,653	14,052
Reinsurance recoverable on unpaid losses and loss adjustment expenses	14,052	11,896
Reinsurance recoverable on paid losses and loss adjustment expenses	3,700	2,666
Prepaid reinsurance premium	24,711	18,284
Prepaid expenses and other assets	10,365	5,863
Property and equipment, net	860	947
Intangible assets	744	744
Total assets	$372,833	$231,134
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$15,530	$9,245
Reserve for losses and loss adjustment expenses	16,966	16,061
Unearned premiums	116,159	79,130
Ceded premium payable	11,970	10,607
Funds held under reinsurance treaty	1,801	720
Income and excise taxes payable	133	—
Deferred tax liabilities, net	1,812	—
Long-term notes payable	—	19,079
Total liabilities	164,371	134,842
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 and 0 shares authorized as of September 30, 2019 and December 31, 2018, respectively, 0 shares issued and outstanding as of September 30, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,468,750 and 17,000,000 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	179,587	68,498
Accumulated other comprehensive income (loss)	5,896	(563)
Retained earnings	22,977	28,355
Total stockholders' equity	208,462	96,292
Total liabilities and stockholders' equity	$372,833	$231,134

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Gross written premiums	$66,242	$39,994	$178,619	$111,348
Ceded written premiums	(28,060)	(20,764)	(78,797)	(61,200)
Net written premiums	38,182	19,230	99,822	50,148
Change in unearned premiums	(10,520)	(3,194)	(30,602)	2,132
Net earned premiums	27,662	16,036	69,220	52,280
Net investment income	1,729	865	4,172	2,211
Net realized and unrealized gains on investments	361	1,336	3,265	969
Commission and other income	709	679	2,017	1,869
Total revenues	30,461	18,916	78,674	57,329
Expenses:
Losses and loss adjustment expenses	2,439	5,374	3,398	7,043
Acquisition expenses	10,243	6,392	26,189	21,632
Other underwriting expenses (includes stock-based compensation of $410 and $0 for the three months ended September 30, 2019 and 2018, respectively and $23,677 and $0 for the nine months ended September 30, 2019 and 2018, respectively)	8,330	4,976	44,348	13,119
Interest expense	—	605	1,068	1,444
Total expenses	21,012	17,347	75,003	43,238
Income before income taxes	9,449	1,569	3,671	14,091
Income tax expense (benefit)	1,995	3	3,929	(1)
Net income (loss)	7,454	1,566	(258)	14,092
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three and nine months ended September 30, 2019 and 2018, respectively	974	(309)	6,459	(1,299)
Net comprehensive income	$8,428	$1,257	$6,201	$12,793
Per Share Data:
Basic earnings per share	$0.32	$0.09	$(0.01)	$0.83
Diluted earnings per share	$0.31	$0.09	$(0.01)	$0.83

Weighted-average common shares outstanding:
Basic	23,468,750	17,000,000	20,838,599	17,000,000
Diluted	23,885,137	17,000,000	20,838,599	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414
Impact of equity accounting guidance adoption	—	—	—	(3,215)	3,215	—
Change in net unrealized loss on investments	—	—	—	(1,299)	—	(1,299)
Net income	—	—	—	—	14,092	14,092
Balance at September 30, 2018	17,000,000	$2	$68,498	$(1,521)	$24,228	$91,207

Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Change in net unrealized gain on investments	—	—	—	6,459	—	6,459
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	23,677	—	—	23,677
Proceeds from common stock sold in initial public offering, net of offering costs	6,468,750	—	87,412	—	—	87,412
Net loss	—	—	—	—	(258)	(258)
Balance at September 30, 2019	23,468,750	$2	$179,587	$5,896	$22,977	$208,462

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net cash provided by operating activities	$35,659	$15,813
Investing activities
Purchases of property and equipment	(72)	(316)
Purchases of fixed maturity securities	(181,446)	(77,953)
Purchases of equity securities	(58,735)	(30,914)
Sales and maturities of fixed maturity securities	87,541	61,871
Sales of equity securities	64,820	28,304
Securities receivable or payable, net	(3,081)	250
Net cash used in investing activities	(90,973)	(18,758)
Financing activities
Proceeds from initial public offering, net of offering costs	87,412	—
Repayment of surplus notes	—	(17,500)
Distribution to stockholder	(5,120)	—
Proceeds from issuance of Floating Rate Notes, net of issuance costs	—	19,049
Redemption of Floating Rate Notes	(20,000)	—
Net cash provided by financing activities	62,292	1,549
Net increase (decrease) in cash, cash equivalents and restricted cash	6,978	(1,396)
Cash, cash equivalents and restricted cash at beginning of period	9,924	10,932
Cash, cash equivalents and restricted cash at end of period	$16,902	$9,536
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$1,162	$1,192

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	September 30,	December 31,
	2019	2018
	(Unaudited)
Cash and cash equivalents	$16,477	$9,525
Restricted cash	425	399
Cash and cash equivalents and restricted cash	$16,902	$9,924

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the Company) is an insurance holding company that was incorporated in Delaware on March 14, 2019. Prior to incorporation in Delaware, the Company was known as GC Palomar Holdings (GCPH), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (GCPI) acquired control of GCPH. The Company and its wholly owned subsidiaries include Palomar Specialty Reinsurance Company (PSRE) and Palomar Insurance Holdings, Inc. (PIH), which wholly owns Palomar Specialty Insurance Company (PSIC) and Prospect General Insurance Agency, Inc. (PGIA).

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

Recently issued accounting pronouncements not yet adopted

In May 2014, the FASB issued new accounting guidance related to revenue recognition, “ASU 2014‑09, Revenue from Contracts with Customers (Topic 606).” The guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company will recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligations. According to the superseding standard ASU 2015-14 that deferred the effective dates of the preceding, and because the Company is filing as an emerging growth company, the standard became effective for the Company January 1, 2019. However, the Company is not required to present the impacts of the standard until it files its annual report on Form 10-K for the fiscal year ended December 31, 2019. The Company expects to adopt this standard using the modified retrospective method. The Company does not expect adoption to have a material impact on its consolidated financial statements, but will continue to assess the potential impact of adoption throughout 2019.

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

To facilitate transition, the new guidance includes a package of practical expedients that entities may elect to apply on adoption. The package of practical expedients relates to the identification and classification of leases and initial direct costs for leases that commenced before the effective date. The new guidance also includes a practical expedient permitting the use of hindsight in evaluating lessee options to extend or terminate a lease or to purchase the underlying asset.

This update is currently effective for annual reporting periods beginning after December 15, 2019, and interim reporting periods within fiscal years beginning after December 31, 2020 with early adoption permitted.  However, the FASB has recently voted to defer the effective date of this update by one year.  The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

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

This update and its amendments will be effective for annual reporting periods beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but not before annual reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2019	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$13,085	$461	$(7)	$13,539
States, territories, and possessions	2,300	169	—	2,469
Political subdivisions	1,922	33	—	1,955
Special revenue excluding mortgage/asset-backed securities	17,762	614	(3)	18,373
Industrial and miscellaneous	123,835	5,051	(31)	128,855
Mortgage/asset-backed securities	57,719	1,090	(14)	58,795
Total available-for-sale investments	$216,623	$7,418	$(55)	$223,986

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$15,299	$96	$(126)	$15,269
States, territories, and possessions	1,227	—	(6)	1,221
Political subdivisions	825	—	(10)	815
Special revenue excluding mortgage/asset-backed securities	12,429	115	(91)	12,453
Industrial and miscellaneous	65,885	192	(951)	65,126
Mortgage/asset-backed securities	27,284	133	(81)	27,336
Total available-for-sale investments	$122,949	$536	$(1,265)	$122,220

Security holdings in an unrealized loss position

As of September 30, 2019, the Company held 39 fixed maturity securities in an unrealized loss position with a total estimated fair value of $18.3 million and total gross unrealized losses of $0.1 million. As of December 31, 2018, the Company held 173 fixed maturity securities in an unrealized loss position with a total estimated fair value of $73.8 million and total gross unrealized losses of $1.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	1,485	—	$1,824	$(7)	$3,309	$(7)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	546	—	—	—	546	—
Special revenue excluding mortgage/asset-backed securities	569	(1)	997	(2)	1,566	(3)
Industrial and miscellaneous	3,936	(22)	3,457	(9)	7,393	(31)
Mortgage/asset-backed securities	5,261	(13)	263	(1)	5,524	(14)
Total	$11,797	$(36)	$6,541	$(19)	$18,338	$(55)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,970	$(25)	$6,197	$(101)	$8,167	$(126)
States, territories, and possessions	719	(5)	501	(1)	1,220	(6)
Political subdivisions	264	(1)	550	(9)	814	(10)
Special revenue excluding mortgage/asset-backed securities	1,706	(14)	5,916	(77)	7,622	(91)
Industrial and miscellaneous	30,544	(556)	14,913	(395)	45,457	(951)
Mortgage/asset-backed securities	6,653	(39)	3,830	(42)	10,483	(81)
Total	$41,856	$(640)	$31,907	$(625)	$73,763	$(1,265)

The Company considers the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis,
•	The time period during which there has been a significant decline in fair value,
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates,
•	A fundamental analysis of the business prospects and financial condition of the issuer,
•	The Company’s intent to sell the securities as of each reporting date, and
•	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of September 30, 2019 and December 31, 2018, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other‑than‑temporarily impaired. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the respective periods.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2019, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$7,098	$7,099
Due after one year through five years	68,726	69,853
Due after five years through ten years	55,711	59,609
Due after ten years	27,369	28,630
Mortgage and asset-backed securities	57,719	58,795
	$216,623	$223,986

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Interest income	$1,678	$816	$4,140	$2,083
Dividend income	132	118	299	365
Investment expense	(81)	(69)	(267)	(237)
Net investment income	$1,729	$865	$4,172	$2,211

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$38	$11	$135	$20
Gains on sales of equity securities	—	18	64	421
Total realized gains	38	29	199	441
Realized losses:
Losses on sales of fixed maturity securities	(1)	(102)	(70)	(257)
Losses on sales of equity securities	(21)	(229)	(174)	(4,287)
Total realized losses	(22)	(331)	(244)	(4,544)
Net realized investment gains (losses)	16	(302)	(45)	(4,103)
Net unrealized gains on equity securities	345	1,638	3,310	5,072
Net realized and unrealized gains on investments	$361	$1,336	$3,265	$969

Proceeds from the sale of fixed maturity securities were $28.8 million and $32.4 million for the three months ended September 30, 2019 and September 30, 2018, respectively. Proceeds from the sale of fixed maturity securities were $88.1 million and $62.3 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. At September 30, 2019 and December 31, 2018, the carrying value of securities on deposit with state regulatory authorities was $5.1 million.

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

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.

September 30, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,539	$—	$13,539
States, territories, and possessions	—	2,469	—	2,469
Political subdivisions	—	1,955	—	1,955
Special revenue excluding mortgage/asset-backed securities	—	18,373	—	18,373
Industrial and miscellaneous	—	128,855	—	128,855
Mortgage/asset-backed securities	—	58,795	—	58,795
Equity securities	22,326	—	—	22,326
Cash, cash equivalents, and restricted cash	16,902	—	—	16,902
Total assets	$39,228	$223,986	$—	$263,214

December 31, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$15,269	$—	$15,269
States, territories, and possessions	—	1,221	—	1,221
Political subdivisions	—	815	—	815
Special revenue excluding mortgage/asset-backed securities	—	12,453	—	12,453
Industrial and miscellaneous	—	65,126	—	65,126
Mortgage/asset-backed securities	—	27,336	—	27,336
Equity securities	25,171	—	—	25,171
Cash, cash equivalents, and restricted cash	9,924	—	—	9,924
Total assets	$35,095	$122,220	$—	$157,315
Liabilities:
Long-term notes payable	$—	$—	$20,000	$20,000
Total liabilities	$—	$—	$20,000	$20,000

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity.

The fair value of the Company’s long‑term note payable was determined by calculating the present value of expected future cash flows under the terms of the note agreements discounted at an estimated market rate of interest at December 31, 2018. This is a level 3 measurement.  The Company repaid its long term-notes payable in May 2019 and did not have any long-term debt at September 30, 2019.

Transfers between levels result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 during the three and nine months ended September 30, 2019 or the three and nine months ended September 30, 2018.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$1,428	$3,159	$4,165	$4,432
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	2,647	5,258	3,660	8,445
Prior years	(208)	116	(262)	(1,402)
Total incurred	2,439	5,374	3,398	7,043
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	641	392	1,044	1,656
Prior years	312	459	3,605	2,137
Total payments	953	851	4,649	3,793
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	2,914	7,682	2,914	7,682
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	14,052	10,950	14,052	10,950
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$16,966	$18,632	$16,966	$18,632

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable development of $0.2 million in the three months ended September 30, 2019 and adverse development of $0.1 million in the three months ended September 30, 2018. Favorable development in the three months ended September 30, 2019 was primarily due to lower than anticipated frequency and severity of claims in the specialty homeowners line. Adverse development in the three months ended September 30, 2018 was primarily due to higher than anticipated frequency and severity of claims in the commercial all risk line related to the 2017 accident year.

The Company experienced favorable development of $0.3 million and $1.4 million in the nine months ended September 30, 2019 and 2018, respectively. Favorable development for both periods was primarily due to lower than anticipated frequency and severity of claims in the specialty homeowners line.

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

The Company incurred $0.6 million in interest expense related to the surplus notes for the three months ended September 30, 2018 (inclusive of a $0.1 million prepayment penalty) and paid $0.3 million. The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the nine months ended September 30, 2019 (inclusive of the $0.4 million redemption premium) and $1.4 million in interest expense related to the surplus notes for the nine months end September 30, 2018. The Company paid $1.2 million of interest for each period.

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

The tax expense for the three months ended September 30, 2019 was in line with the expected tax computed at the statutory rate of 21%.  For the nine months ended September 30, 2019 tax expense differs from the expected tax computed at the statutory tax rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of our U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from the addback related to the stock compensation charge recognized during the first quarter that is not deductible for tax purposes.

7. Capital Stock

As of September 30, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. There were no preferred shares authorized as of December 31, 2018. As of September 30, 2019 and December 31, 2018, the Company has 500,000,000 common shares authorized and

23,468,750 and 17,000,000 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $179.6 million as of September 30, 2019 and $68.5 million as of December 31, 2018.

Common stock reserved for future issuance consists of the following as of September 30, 2019:

Stock options outstanding under 2019 Equity Incentive Plan	985,206
Restricted stock units outstanding under 2019 Equity Incentive Plan	6,066
Shares authorized for future issuance under 2019 Equity Incentive Plan	1,408,728
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	240,000
Total	2,640,000

8. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Stock-Based Compensation	$410	$—	$23,677	$—

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income.

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial stock grants in April 2019. All stock based compensation expense recognized during the three months ended September 30, 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

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

On March 15, 2019, the Company modified its 2014 Management Incentive Plan by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. The 12,552,825 Class P units outstanding were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined and distributed based on these percentages. This modification resulted in a stock compensation charge and corresponding increase to additional paid‑in capital of $23.0 million during the quarter ending March 31, 2019. The stock compensation charge is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income.

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

The following table summarizes stock option transactions for the 2019 Plan for the nine months ended September 30, 2019:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2018	—	$—
Options granted	994,966	15.06
Options exercised	—	—
Options canceled	(9,760)	15.00
Outstanding at September 30, 2019	985,206	$15.06	9.54	$24,002
Vested and Exercisable at September 30, 2019	—	$—	—	$—

As of September 30, 2019, the Company had approximately $2.9 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.43 years.

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

The following table summarizes restricted stock unit transactions for the 2019 Plan for the nine months ended September 30, 2019:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at December 31, 2018	—	$—
Granted	6,066	$16.49
Vested	—	$—
Forfeited	—	$—
Non vested outstanding at September 30, 2019	6,066	$16.49

As of September 30, 2019, the Company had approximately $0.1 million of total unrecognized stock-based compensation expense related to restricted stock units expected to be recognized over a weighted-average period of 0.56 years.

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

Under the 2019 ESPP purchases of common stock occur through employee participation in discrete offering periods.  In each discrete offering period, employee funds are withheld and stock purchases occur upon the conclusion of the offering period.  The first discrete offering period has not concluded as of September 30, 2019 and the Company did not issue any shares of common stock pursuant to the 2019 ESPP during the nine months ended September 30, 2019.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) are as follows:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Balance as of January 1	$(563)	$2,993
Effect of equity accounting guidance adoption	—	(3,215)
Beginning Balance	(563)	(222)
Other comprehensive income (loss) before reclassification	8,090	(1,544)
Federal income tax (expense) benefit	(1,666)	47
Other comprehensive income (loss) before reclassification, net of tax	6,424	(1,497)
Amounts reclassified from AOCI	44	245
Federal income tax expense	(9)	(47)
Amounts reclassified from AOCI, net of tax	35	198
Other comprehensive income (loss)	6,459	(1,299)
Balance at end of period	$5,896	$(1,521)

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income (loss)	$7,454	$1,566	$(258)	$14,092
Weighted average common shares outstanding:
Basic	23,468,750	17,000,000	20,838,599	17,000,000
Common Share equivalents	416,387	—	—	—
Diluted	23,885,137	17,000,000	20,838,599	17,000,000

Earnings per share:
Basic	$0.32	$0.09	$(0.01)	$0.83
Diluted	$0.31	$0.09	$(0.01)	$0.83

Common share equivalents relate primarily to outstanding shares under the 2019 Plan and unpurchased shares under the 2019 ESPP. For the nine months ended September 30, 2019, there were 196,741 common share equivalents excluded from the calculation of diluted earnings per share as their effects were anti-dilutive.

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

12. Underwriting information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (GWP) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$35,711	53.9%	$21,483	53.7%	$95,005	53.2%	$58,106	52.2%
Specialty Homeowners	8,572	12.9%	7,116	17.8%	24,994	14.0%	21,331	13.4%
Commercial Earthquake	8,402	12.7%	4,856	12.1%	23,020	12.9%	14,936	19.1%
Commercial All Risk	7,077	10.7%	3,392	8.5%	21,929	12.3%	9,442	8.5%
Hawaii Hurricane	3,299	5.0%	2,614	6.5%	8,048	4.5%	6,130	5.5%
Flood	1,450	2.2%	533	1.4%	3,494	2.0%	1,403	1.3%
Other	1,731	2.6%	—	—%	2,129	1.1%	—	—%
Total Gross Written Premiums	$66,242	100.0%	$39,994	100.0%	$178,619	100.0%	$111,348	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$36,789	55.5%	$20,785	52.0%	$99,543	55.7%	$58,211	52.2%
Texas	11,239	17.0%	8,318	20.8%	32,678	18.3%	24,164	21.7%
Hawaii	3,675	5.5%	2,614	6.5%	8,688	4.9%	6,130	5.5%
Washington	2,910	4.4%	1,731	4.3%	6,430	3.6%	3,798	3.4%
Oregon	2,153	3.3%	1,506	3.8%	5,279	3.0%	3,901	3.5%
Mississippi	1,315	2.0%	629	1.6%	3,383	1.9%	1,766	1.6%
Illinois	1,269	1.9%	1,104	2.8%	3,524	2.0%	3,285	3.0%
South Carolina	1,258	1.9%	690	1.7%	4,614	2.5%	2,336	2.1%
Other	5,634	8.5%	2,617	6.5%	14,480	8.1%	7,757	7.0%
Total Gross Written Premiums	$66,242	100.0%	$39,994	100.0%	$178,619	100.0%	$111,348	100.0%

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

The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2019, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our final prospectus dated April 16, 2019 filed with the Securities and Exchange Commission, or SEC, on April 17, 2019 pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $154.9 million for the year ended December 31, 2018, a compound annual growth rate (“CAGR”) of approximately 75%. For the nine months ended September 30, 2019, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 87% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (A.M. Best), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

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

Recent Developments

On September 30, 2019, certain selling stockholders completed a registered sale (Secondary Offering) of 6,037,500 shares of the Company’s common stock at a public offering price of $36.50 per share. Of the

6,037,500 shares sold, 787,500 shares represented the underwriters’ exercise of their overallotment option. The Company did not receive any proceeds from the Secondary Offering or incur underwriters’ discounts or commissions on the sale. The Company incurred transaction costs of $0.8 million primarily for legal and accounting services related to the Secondary Offering.

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

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, technology costs, office rent, stock-based compensation, and professional services fees such as legal, accounting, and actuarial services.  In addition, we incurred expense related to the write off of unamortized debt issuance costs on our surplus notes in September 2018 and expense related to the write-off of unamortized debt issuance costs on our Floating Rate Notes in May 2019.

Interest Expense

Interest expense consists primarily of interest expense on our surplus notes through September 2018 and our Floating Rate Notes after September 2018. In addition, we incurred interest expense related to prepayment penalties on the payoff of our surplus notes in September 2018 and related to a redemption premium paid on our Floating Rate Notes in May 2019.

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

Results of Operations

Three months ended September 30, 2019 compared to three months ended September 30, 2018

The following table summarizes our results for the three months ended September 30, 2019 and 2018:

	Three months ended
	September 30,			Percent
	2019	2018	Change	Change
	($ in thousands)
Revenue:
Gross written premiums	$66,242	39,994	$26,248	65.6%
Ceded written premiums	(28,060)	(20,764)	(7,296)	35.1%
Net written premiums	38,182	19,230	18,952	98.6%
Net earned premiums	27,662	16,036	11,626	72.5%
Commission and other income	709	679	30	4.4%
Total underwriting revenue	28,371	16,715	11,656	69.7%
Losses and loss adjustment expenses	2,439	5,374	(2,935)	(54.6)%
Acquisition expenses	10,243	6,392	3,851	60.2%
Other underwriting expenses	8,330	4,976	3,354	67.4%
Underwriting income (loss)	7,359	(27)	7,386	NM
Interest expense	—	(605)	605	(100.0)%
Net investment income	1,729	865	864	99.9%
Net realized and unrealized gains on investments	361	1,336	(975)	(73.0)%
Income before income taxes	9,449	1,569	7,880	502.2%
Income tax expense	1,995	3	1,992	NM
Net income	$7,454	$1,566	$5,888	376.0%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offering, and one-time incentive cash bonuses	2,289	652	1,637	NM
Stock-based compensation expense	410	—	410	NM
Expenses associated with retirement of debt	—	495	(495)	NM
Tax impact	(570)	—	(570)	NM
Adjusted net income	$9,583	$2,713	$6,870	253.2%
Key Financial and Operating Metrics
Annualized return on equity	14.6%	6.9%
Annualized adjusted return on equity	18.8%	12.0%
Loss ratio	8.8%	33.5%
Expense ratio	64.6%	66.7%
Combined ratio	73.4%	100.2%
Adjusted combined ratio	63.6%	94.0%
NM- not meaningful

Gross Written Premiums

Gross written premiums were $66.2 million for the three months ended September 30, 2019 compared to $40.0 million for the three months ended September 30, 2018, an increase of $26.2 million, or 65.6%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint, new partnerships and strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 53.9% of our gross written premiums for the three months ended September 30, 2019, increased by $14.2 million, or 66.2%, for the three months ended September 30, 2019 compared to the same period in the prior year.

•

Specialty Homeowners, which represented approximately 12.9% of our gross written premiums for the three months ended September 30, 2019, increased by $1.5 million, or 20.5%, for the three months ended September 30, 2019 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 12.7% of our gross written premiums for the three months ended September 30, 2019, increased by $3.5 million, or 73.0%, for the three months ended September 30, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 10.7% of our gross written premiums for the three months ended September 30, 2019, increased by $3.7 million, or 108.6%, for the three months ended September 30, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 5.0% of our gross written premiums for the three months ended September 30, 2019, increased by $0.7 million or 26.2%, for the three months ended September 30, 2019 compared to the same period in the prior year.

•

Flood, which represented approximately 2.2% of our gross written premiums for the three months ended September 30, 2019 increased by $0.9 million or 172.0%, for the three months ended September 30, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $7.3 million, or 35.1%, to $28.1 million for the three months ended September 30, 2019 from $20.8 million for the three months ended September 30, 2018. The increase was primarily due to an increase in excess of loss (XOL) reinsurance expense commensurate with growth in exposure, increased cession to new quota share reinsurance partners in our commercial all risk line, and the impact of our Specialty Homeowners Facility (SHF). Ceded written premiums as a percentage of gross written premiums decreased to 42.4% for the three months ended September 30, 2019 from 51.9% for the three months ended September 30, 2018 due primarily to the increase in gross written premiums in our residential earthquake and commercial earthquake lines, which are not subject to quota share reinsurance agreements.

Net Written Premiums

Net written premiums increased $19.0 million, or 98.6%, to $38.2 million for the three months ended September 30, 2019 from $19.2 million for the three months ended September 30, 2018. The increase was primarily due to an increase in gross written premiums, primarily in our residential earthquake, commercial earthquake, and commercial all risk lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $11.7 million, or 72.5%, to $27.7 million for the three months ended September 30, 2019 from $16.0 million for the three months ended September 30, 2018 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis in each period presented:

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$53,453	$35,476	$17,977	50.7%
Ceded earned premiums	(25,791)	(19,440)	(6,351)	32.7%
Net earned premiums	$27,662	$16,036	$11,626	72.5%

Commission and Other Income

Commission and other income was approximately $0.7 million for both the three months ended September 30, 2019 and 2018.  The balance increased by an immaterial amount during the three months ended September 30, 2019.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $3.0 million, or 54.6%, to $2.4 million for the three months ended September 30, 2019 from $5.4 million for the three months ended September 30, 2018. During both periods, losses were primarily attributable to our commercial all risk and specialty homeowners lines of business.  Losses decreased during the three months ended September 30, 2019 due to a reduction in the severity of weather-related losses. We incurred a loss of $5 million from Hurricane Florence during the three months ended September 30, 2018.

Acquisition Expenses

Acquisition expenses increased $3.8 million, or 60.2%, to $10.2 million for the three months ended September 30, 2019 from $6.4 million for the three months ended September 30, 2018. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 19.2% for the three months ended September 30, 2019 compared to 18.0% for the three months ended September 30, 2018.  Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $3.3 million, or 67.4%, to $8.3 million for the three months ended September 30, 2019 from $5.0 million for the three months ended September 30, 2018. During the three months ended September 30, 2019, we incurred increased payroll, professional fees, technology expenses, stock-based compensation and other expenses necessary to support our growth.  During the three months ended September 30, 2019, other underwriting expenses included $2.3 million of expenses from one-time incentive cash bonuses triggered by our secondary offering and expenses associated with our secondary offering which was completed in September 2019.  During the three months ended September 30, 2018, other underwriting expenses included $0.7 million of expenses associated with our IPO and tax restructuring and $0.4 million of expenses related to repayment of our surplus notes in September 2018.

Other underwriting expenses as a percentage of gross earned premiums were 15.6% for the three months ended September 30, 2019 compared to 14.0% for the three months ended September 30, 2018. Excluding the impact of expenses relating to our IPO, tax restructuring, secondary offering, one-time incentive cash bonuses, stock-based compensation and retirement of debt, other underwriting expenses as a percentage of gross earned premiums were 10.5% for the three months ended September 30, 2019 compared to 11.2% for the three months ended September 30, 2018.

Interest Expense

Interest expense decreased $0.6 million to zero for the three months ended September 30, 2019 from $0.6 million for the three months ended September 30, 2018. Interest expense decreased as we redeemed our Floating Rate Notes in May 2019 and did not have any long term debt during the three months ended September 30, 2019 whereas we had outstanding surplus notes and Floating Rate Notes during the three months ended September 30, 2018.  For the three months ended September 30, 2018, interest expense includes a $0.1 million charge incurred upon repayment of our surplus notes in September 2018.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $0.8 million, or 99.9%, to $1.7 million for the three months ended September 30, 2019 from $0.9 million for the three months ended September 30, 2018. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2019 due primarily to proceeds from our IPO which were received in April 2019.

Net realized and unrealized gains on investments decreased $0.9 million, or 73.0%, to $0.4 million for the three months ended September 30, 2019 from $1.3 million for the three months ended September 30, 2018. The primary reason for the decrease was lower appreciation on our equity securities during the three months ended September 30, 2019 versus the three months ended September 30, 2018.  We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$1,678	$816	$862	105.6%
Dividend income	132	118	14	11.9%
Investment management fees and expenses	(81)	(69)	(12)	17.4%
Net investment income	1,729	865	864	99.9%
Net realized and unrealized gains on investments	361	1,336	(975)	(73.0)%
Total	$2,090	$2,201	$(111)	(5.0)%

Income Tax Expense

Income tax expense increased to $2.0 million for the three months ended September 30, 2019 from an immaterial amount for the three months ended September 30, 2018 as a result of our operations becoming subject to U.S. income tax following our March 2019 Domestication to the United States.

We are subject to income taxes in certain jurisdictions in which we operate. Our U.S. subsidiaries are subject to federal and state income taxes. We earn income in Bermuda, a non‑taxable jurisdiction, primarily as a result of quota share reinsurance agreements between our U.S. insurance subsidiary and PSRE, and the investment income earned in PSRE. Prior to July 1, 2019, our U.S. insurance subsidiary and PSRE were subject to a quota share reinsurance agreement under which the U.S. insurance subsidiary ceded 50% of the earthquake and Hawaii hurricane gross premiums earned as well as losses and loss adjustment expenses to PSRE in exchange for a 25% ceding commission.

As a result of our multinational operations our effective tax rate has historically been below that of a fully U.S. based operation. All of our operations became subject to U.S. income tax in 2019 as a result of our domestication to the United States.

Nine months ended September 30, 2019 compared to nine months ended September 30, 2018

	Nine months ended
	September 30,			Percent
	2019	2018	Change	Change
	($ in thousands)
Revenue:
Gross written premiums	$178,619	$111,348	$67,271	60.4%
Ceded written premiums	(78,797)	(61,200)	(17,597)	28.8%
Net written premiums	99,822	50,148	49,674	99.1%
Net earned premiums	69,220	52,280	16,940	32.4%
Commission and other income	2,017	1,869	148	7.9%
Total underwriting revenue	71,237	54,149	17,088	31.6%
Losses and loss adjustment expenses	3,398	7,043	(3,645)	(51.8)%
Acquisition expenses	26,189	21,632	4,557	21.1%
Other underwriting expenses	44,348	13,119	31,229	238.0%
Underwriting income (loss)	(2,698)	12,355	(15,053)	(121.8)%
Interest expense	(1,068)	(1,444)	376	(26.0)%
Net investment income	4,172	2,211	1,961	88.7%
Net realized and unrealized gains on investments	3,265	969	2,296	236.9%
Income before income taxes	3,671	14,091	(10,420)	(73.9)%
Income tax expense (benefit)	3,929	(1)	3,930	NM
Net income (loss)	$(258)	$14,092	$(14,350)	(101.8)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offering, and one-time incentive cash bonuses	2,699	652	2,047	NM
Stock-based compensation expense	23,677	—	23,677	NM
Expenses associated with retirement of debt	1,297	495	802	NM
Tax impact	(994)	—	(994)	NM
Adjusted net income	$26,421	$15,239	$11,182	73.4%
Key Financial and Operating Metrics
Annualized return on equity	(0.2)%	22.2%
Annualized adjusted return on equity	23.1%	24.0%
Loss ratio	4.9%	13.5%
Expense ratio	99.0%	62.9%
Combined ratio	103.9%	76.4%
Adjusted combined ratio	64.5%	74.5%
NM- not meaningful

Gross Written Premiums

Gross written premiums were $178.6 million for the nine months ended September 30, 2019 compared to $111.3 million for the nine months ended September 30, 2018, an increase of $67.3 million, or 60.4%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint, new partnerships and strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 53.2% of our gross written premiums for the nine months ended September 30, 2019, increased by $36.9 million, or 63.5%, for the nine months ended September 30, 2019 compared to the same period in the prior year. Approximately $15.4 million of this increase was due to a new partnership with a homeowners carrier in which we assumed $6.6 million of unearned premiums and wrote an additional $8.8 million in premiums.

•

Specialty Homeowners, which represented approximately 14.0% of our gross written premiums for the nine months ended September 30, 2019, increased by $3.7 million, or 17.2%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 12.9% of our gross written premiums for the nine months ended September 30, 2019, increased by $8.1 million, or 54.1%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 12.3% of our gross written premiums for the nine months ended September 30, 2019, increased by $12.5 million, or 132.2%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 4.5% of our gross written premiums for the nine months ended September 30, 2019, increased by $1.9 million or 31.3%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

•

Flood, which represented approximately 2.0% of our gross written premiums for the nine months ended September 30, 2019 increased by $2.1 million or 149.0%, for the nine months ended September 30, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $17.6 million, or 28.8%, to $78.8 million for the nine months ended September 30, 2019 from $61.2 million for the nine months ended September 30, 2018. The increase was primarily due to increased cession to new quota share reinsurance partners in our commercial all risk line. We also incurred increased excess of loss reinsurance expense commensurate with growth in exposure. Ceded written premiums as a percentage of gross written premiums decreased to 44.1% for the nine months ended September 30, 2019 from 55.0% for the nine months ended September 30, 2018. The cession percentage was higher in the prior year due to an $11.8 million transfer of unearned premiums in June 2018 related to our entering into a fronting arrangement in our specialty homeowners line in the state of Texas. This fronting arrangement terminated in June 2019 in conjunction with the inception of our SHF.

Net Written Premiums

Net written premiums increased $49.7 million, or 99.1%, to $99.8 million for the nine months ended September 30, 2019 from $50.1 million for the nine months ended September 30, 2018. The increase was primarily due to higher gross written premiums, primarily in our residential earthquake, commercial all risk, and commercial earthquake lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $16.9 million, or 32.4%, to $69.2 million for the nine months ended September 30, 2019 from $52.3 million for the nine months ended September 30, 2018 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums under reinsurance agreements.

The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$141,554	$99,934	$41,620	41.6%
Ceded earned premiums	(72,334)	(47,654)	(24,680)	51.8%
Net earned premiums	$69,220	$52,280	$16,940	32.4%

Commission and Other Income

Commission and other income increased $0.1 million, or 7.9%, to $2.0 million for the nine months ended September 30, 2019 from $1.9 million for the nine months ended September 30, 2018 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $3.6 million, or 51.8%, to $3.4 million for the nine months ended September 30, 2019 from $7.0 million for the nine months ended September 30, 2018. During both periods, losses were primarily attributable to our commercial all risk and specialty homeowners lines of business.  Losses decreased during the nine months ended September 30, 2019 due to a reduction in the severity of weather-related losses. We incurred a loss of $5 million from Hurricane Florence during the nine months ended September 30, 2018.

Acquisition Expenses

Acquisition expenses increased $4.6 million, or 21.1%, to $26.2 million for the nine months ended September 30, 2019 from $21.6 million for the nine months ended September 30, 2018. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 18.5% for the nine months ended September 30, 2019 compared to 21.6% for the nine months ended September 30, 2018. Acquisition expenses as a percentage of gross earned premiums decreased due to higher earned ceding commissions related to our specialty homeowners and commercial all risk lines.

Other Underwriting Expenses

Other underwriting expenses increased $31.2 million, or 238.0%, to $44.3 million for the nine months ended September 30, 2019 from $13.1 million for the nine months ended September 30, 2018. During the nine months ended September 30, 2019, we incurred increased payroll, professional fees, technology expenses, stock-based compensation and other expenses necessary to support our growth.  During the nine months ended September 30, 2019, other underwriting expenses included a stock compensation charge of $23.0 million related to the modification of our former parent company’s management incentive plan, $0.4 million of expenses associated with our IPO and tax restructuring, a $0.9 million charge related to the write-off of debt amortization costs upon redemption of our Floating Rate Notes, and $2.3 million of expenses from one-time incentive cash bonuses triggered by our secondary offering and expenses associated with our secondary offering which was completed in September 2019. During the nine months ended September 30, 2018, other underwriting expenses included $0.7 million of expenses associated with our IPO and tax restructuring and $0.5 million of expenses related to the repayment of our surplus notes in September 2018.

Other underwriting expenses as a percentage of gross earned premiums were 31.3% for the nine months ended September 30, 2019 compared to 13.1% for the nine months ended September 30, 2018. Excluding the impact of expenses relating to our IPO, tax restructuring, secondary offering, one-time incentive cash bonuses, stock-based compensation and retirement of debt, other underwriting expenses as a percentage of gross earned premiums were 12.1% for both the nine months ended September 30, 2019 and 2018.

Interest Expense

Interest expense decreased $0.3 million, or 26.0%, to $1.1 million for the nine months ended September 30, 2019 from $1.4 million for the nine months ended September 30, 2018.  Interest expense decreased as we redeemed our Floating Rate Notes in May 2019 and did not have any long term debt after May 2019 whereas we had outstanding surplus notes and Floating Rate Notes during the entire nine months ended September 30, 2018.  In addition, interest expense for the nine months ended September 30, 2019 includes a $0.4 million charge incurred upon redemption of our Floating Rate Notes in May 2019. Interest expense for the nine months ended September 30, 2018 includes a $0.1 million charge incurred upon repayment of our surplus notes in September 2018.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.0 million, or 88.7%, to $4.2 million for the nine months ended September 30, 2019 from $2.2 million for the nine months ended September 30, 2018. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2019 due primarily to proceeds from our IPO which were received in April 2019.

Net realized and unrealized gains on investments increased $2.3 million, or 236.9% to $3.3 million for the nine months ended September 30, 2019 from $1.0 million for the nine months ended September 30, 2018. The primary reason for the increase was higher appreciation on our equity securities during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$4,140	$2,083	$2,057	98.8%
Dividend income	299	365	(66)	(18.1)%
Investment management fees and expenses	(267)	(237)	(30)	12.7%
Net investment income	4,172	2,211	1,961	88.7%
Net realized and unrealized gains on investments	3,265	969	2,296	236.9%
Total	$7,437	$3,180	$4,257	133.9%

Income Tax Expense (Benefit)

Income tax expense increased to $3.9 million for the nine months ended September 30, 2019 from an immaterial amount for the nine months ended September 30, 2018 as a result of positive taxable income during the nine months ended September 30, 2019 occurring after our U.S. domestication in March 2019 partially offset by the benefit from the reduction of the valuation allowance on our federal deferred tax assets.

We are subject to income taxes in certain jurisdictions in which we operate. Our U.S. subsidiaries are subject to federal and state income taxes. We earn income in Bermuda, a non‑taxable jurisdiction, primarily as a result of quota share reinsurance agreements between our U.S. insurance subsidiary and PSRE, and the investment income earned in PSRE. Prior to July 1, 2019, our U.S. insurance subsidiary and PSRE were subject to a quota share reinsurance agreement under which the U.S. insurance subsidiary ceded 50% of the earthquake and Hawaii hurricane gross premiums earned as well as losses and loss adjustment expenses to PSRE in exchange for a 25% ceding commission.

As a result of our multinational operations our effective tax rate has historically been below that of a fully U.S. based operation. All of our operations became subject to U.S. income tax in 2019 as a result of our domestication to the United States.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total revenue	$30,461	$18,916	$78,674	$57,329
Net investment income	(1,729)	(865)	(4,172)	(2,211)
Net realized and unrealized gains on investments	(361)	(1,336)	(3,265)	(969)
Underwriting revenue	$28,371	$16,715	$71,237	$54,149

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Income before income taxes	$9,449	$1,569	$3,671	$14,091
Net investment income	(1,729)	(865)	(4,172)	(2,211)
Net realized and unrealized gains on investments	(361)	(1,336)	(3,265)	(969)
Interest expense	—	605	1,068	1,444
Underwriting income (loss)	$7,359	$(27)	$(2,698)	$12,355

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Net income (loss)	$7,454	$1,566	$(258)	$14,092
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offering, and one-time incentive cash bonuses	2,289	652	2,699	652
Stock-based compensation expense	410	—	23,677	—
Expenses associated with retirement of debt	—	495	1,297	495
Tax impact	(570)	—	(994)	—
Adjusted net income	$9,583	$2,713	$26,421	$15,239

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)

Annualized adjusted net income	$38,332	$10,852	$35,228	$20,319
Average stockholders' equity	$204,049	$90,578	$152,377	$84,810
Annualized adjusted return on equity	18.8%	12.0%	23.1%	24.0%

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	($ in thousands)		($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$20,303	$16,063	$71,918	$39,925
Denominator: Net earned premiums	$27,662	$16,036	$69,220	$52,280
Combined ratio	73.4%	100.2%	103.9%	76.4%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offering, and one-time incentive cash bonuses	$(2,289)	$(652)	$(2,699)	$(652)
Stock based compensation expense	(410)	—	(23,677)	—
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	(345)	(897)	(345)
Adjusted combined ratio	63.6%	94.0%	64.5%	74.5%

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

	Period Ended
	September 30,	December 31,
	2019	2018
	(in thousands)
Stockholders' equity	$208,462	$96,292
Intangible assets	(744)	(744)
Tangible stockholders' equity	$207,718	$95,548

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

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Oregon and California’s state insurance regulators have a risk‑based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of September 30, 2019 and December 31, 2018, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk‑based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of September 30, 2019 and December 31, 2018.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of September 30, 2019 and December 31, 2018, we met the minimum liquidity ratio requirement.

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

The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine months ended
	September 30,
	2019	2018
	($ in thousands)
Cash provided by (used in):
Operating activities	$35,659	$15,813
Investing activities	(90,973)	(18,758)
Financing activities	62,292	1,549
Change in cash, cash equivalents, and restricted cash	$6,978	$(1,396)

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

Cash used in investing activities for the nine months ended September 30, 2019 and September 30, 2018 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash provided by financing activities for the nine months ended September 30, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million cash paid to redeem our Floating Rate Notes in May 2019 and a one‑time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019. Cash provided by financing activities for the nine months ended September 30, 2018 was related to the issuance of Floating Rate Notes and the payoff of surplus notes in September 2018.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $263.2 million in cash and investment securities available at September 30, 2019. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

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

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company's Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income. The Floating Rate Notes would have matured on September 6, 2028 and bore interest at the three‑month treasury rate plus 6.50% per annum.

The Company incurred $0.6 million in interest expense related to the surplus notes for the three months ended September 30, 2018 (inclusive of a $0.1 million prepayment penalty) and paid $0.3 million. The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the nine months ended September 30, 2019 (inclusive of the $0.4 million redemption premium) and $1.4 million in interest expense related to the surplus notes for the nine months end September 30, 2018. The Company paid $1.2 million of interest for each period.

Stockholders’ Equity

At September 30, 2019 total stockholders’ equity was $208.5 million and tangible stockholders’ equity was $207.7 million, compared to total stockholders’ equity of $96.3 million and tangible stockholders’ equity of $95.5 million as of December 31, 2018. Stockholders’ equity increased for the nine months ended September 30, 2019 primarily due to the receipt of $87.4 million in net proceeds from our IPO. In addition, it increased due to $23.7 million stock-based compensation expense, which was treated as additional paid in capital.  Stockholders’ equity also increased due to a $6.5 million unrealized gain on fixed maturity investments.  These items were offset by our $0.3 million net loss and $5.1 million cash distribution to our principal stockholder.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity to tangible stockholders’ equity in accordance with GAAP.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2019, the majority of our investment portfolio, or $224.0 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $22.3 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non‑restricted cash and cash equivalent balance of $16.5 million at September 30, 2019. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.72 and 3.93 years and an average rating of “Aa3/A+” and “Aa3/AA−” at September 30, 2019 and December 31, 2018, respectively. Our fixed income investment portfolio had a book yield of 3.05% as of September 30, 2019, compared to 3.0% as of December 31, 2018.

At September 30, 2019 and December 31, 2018 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2019	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$13,085	$13,539	6.0%
States, territories, and possessions	2,300	2,469	1.1%
Political subdivisions	1,922	1,955	0.9%
Special revenue excluding mortgage/asset-backed securities	17,762	18,373	8.2%
Industrial and miscellaneous	123,835	128,855	57.5%
Mortgage/asset-backed securities	57,719	58,795	26.3%
Total available-for-sale investments	$216,623	$223,986	100.0%

	Amortized	Fair	% of Total
December 31, 2018	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$15,299	$15,269	12.5%
States, territories, and possessions	1,227	1,221	1.0%
Political subdivisions	825	815	0.7%
Special revenue excluding mortgage/asset-backed securities	12,429	12,453	10.2%
Industrial and miscellaneous	65,885	65,126	53.3%
Mortgage/asset-backed securities	27,284	27,336	22.3%
Total available-for-sale investments	$122,949	$122,220	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2019 and December 31, 2018:

	Estimated	% of
September 30, 2019	Fair Value	Total
	($ in thousands)
Rating
AAA	$94,553	42.2%
AA	22,762	10.2%
A	68,511	30.6%
BBB	37,714	16.8%
B	446	0.2%
	$223,986	100.0%

	Estimated	% of
December 31, 2018	Fair Value	Total
	($ in thousands)
Rating
AAA	$57,693	47.2%
AA	13,023	10.7%
A	33,030	27.0%
BBB	17,984	14.7%
B	490	0.4%
	$122,220	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2019 were as follows:

	Amortized	Fair	% of Total
September 30, 2019	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$7,098	$7,099	3.2%
Due after one year through five years	68,726	69,853	31.2%
Due after five years through ten years	55,711	59,609	26.6%
Due after ten years	27,369	28,630	12.8%
Mortgage and asset-backed securities	57,719	58,795	26.2%
	$216,623	$223,986	100.0%

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

As of June 1, 2019, we purchased reinsurance from over 80 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. In addition to limit purchased from traditional reinsurers, we have expanded our catastrophe XOL coverage to incorporate collateralized protection from the insurance linked securities (ILS) market. In May 2017 we completed our first ILS transaction with the successful close of a $166 million 144A catastrophe bond completed through Torrey Pines Re Ltd, a special purpose insurer established solely for our benefit in Bermuda. Torrey Pines Re provides fully collateralized protection over a three‑year risk period, which we believe enhances the overall security and stability of our reinsurance program. Torrey Pines Re was funded by over 25 different investors, with the largest investor representing less than 3% of our total catastrophe XOL reinsurance limit. Our largest single XOL reinsurer comprises 5.0% of total reinsurance limit we have in effect.

Currently, we retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.05 billion for earthquake events, subject to customary exclusions. Currently, our first event retention represented 2.4% of our stockholders’ equity. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at our current net retention of $5 million per such event.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 83.0% rated “A−” or better. At September 30, 2019, 0.2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.05 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines. While we believe this risk transfer program insulates us from volatility in our earnings, one severe catastrophe event could result in claims that substantially exceed the limits of our reinsurance coverage.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and provide coverage up to $1.05 billion for earthquake events, subject to customary exclusions. However, particularly in the event of a major catastrophe our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2019, we had $17.8 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 53% and 21% of our gross written premiums, respectively, for the year ended December 31, 2018 and 56% and 18% of our gross written premiums, respectively, for the nine months ended September 30, 2019. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. We are exposed to business, economic, political and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general and insurers writing residential earthquake and wind coverage in particular.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. In particular, our future success is substantially dependent on the continued service of our Co‑Founder and Chief Executive Officer, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue.

The distribution networks of our products are multi‑faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $104.9 million or 67.7% of our gross written premiums for the year ended December 31, 2018 and $105.0 million or 58.8% for the nine months ended September 30, 2019. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

We also invest in marketable equity securities, generally through mutual funds and exchange‑traded funds. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market, totaled $22.3 million as of September 30, 2019.

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

Our Bermuda reinsurance subsidiary is subject to regulation from the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the ES Requirements).  As an insurance company, our Bermuda subsidiary conducts a relevant activity and will be subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda in order to meet the new requirements. Compliance with the ES Requirements is required with effect from July 1, 2019.

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

Palomar Specialty Insurance Company is licensed to conduct insurance operations on an admitted basis in 26 states and has applied for state approval for licenses in two additional states. As Palomar Specialty Insurance Company grows, our share of any assessments in each state in which it underwrites business on an admitted basis may increase. We paid assessments of $9,587 in 2017, $1.1 million in 2018, and have paid $23,600 during the nine months ended September 30, 2019. The increase in assessments paid during 2018 was primarily due to amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Our consolidated financial statements are prepared in accordance with GAAP. The impact of changes in GAAP cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.

In addition to compliance with GAAP on a consolidated basis, our U.S. insurance subsidiary, Palomar Specialty Insurance Company, is required to comply with statutory accounting principles (SAP). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

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

Genstar Capital owns a significant amount of our common stock and has the ability to exert significant influence over us and our corporate decisions.

Subsequent to our Secondary Offering, which closed on September 30, 2019, Genstar Capital controls approximately 36.3% of our common stock. Currently, two of our directors, James Ryan Clark and Geoffrey I. Miller, are affiliated with Genstar Capital. Our Genstar Capital-affiliated directors have fiduciary duties to us and, in addition, have duties to Genstar Capital. As a result, these directors may face real or apparent conflicts of interest with respect to matters affecting both us and Genstar Capital, whose interests may be adverse to ours in some circumstances.

        In addition, we are party to a Stockholders Agreement with Genstar Capital that permits Genstar Capital to exert influence over us and our corporate decisions. The Stockholders Agreement specifies that until such time as Genstar Capital beneficially owns less than 10% of our outstanding common stock we will not take certain significant actions specified therein without the prior written consent of Genstar Capital, including, but not limited to, (i) amendments or modifications to our or our subsidiaries' organizational documents in a manner that adversely affects Genstar Capital, (ii) making any payment or declaration of any dividend or other distribution on any shares of our common stock, (iii) merging or consolidating with or into any other entity, or transferring all or substantially all of our or our subsidiaries' assets, taken as a whole, to another entity, or entering into or agreeing to undertake any transaction that would constitute a "Change of Control" as defined in our or our subsidiaries' credit facilities, (iv) other than in the ordinary course of business with vendors, customers and suppliers, entering into or effecting any (A) acquisition by us or any of our subsidiaries of the equity interests or assets of any person, or the acquisition by us or any of our subsidiaries of any business, properties, assets, or person, in one transaction or a series of related transactions or (B) disposition of assets of us or any of our subsidiaries or the shares or other equity interests of any of our subsidiary, in each case where the amount of consideration for any such acquisition or disposition exceeds $15 million in any single transaction, or an aggregate amount of $30 million in any series of transactions during a calendar year, (v) undertaking any liquidation, dissolution or winding up, and (vi) changing the size of the Board of Directors.

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

        As a result of its ownership and the Stockholders Agreement, Genstar Capital is able to influence matters requiring approval by our stockholders, including the election of directors and the approval of mergers or other extraordinary transactions. Genstar Capital may have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests. The concentration of ownership could deprive stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company and may ultimately affect the market price of our common stock. In addition, the requirement to obtain Genstar Capital's prior consent for certain transactions, including acquisitions and dispositions, may adversely impact our ability to operate our business or take advantage of certain opportunities.

Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

Sales of outstanding shares of our common stock into the market in the future could cause the market price of our common stock to drop significantly, even if our business is doing well.

       On November 4, 2019, 23,468,750 shares of our common stock were outstanding, and as of such date, 10,147,638 shares, representing 43.2% of our total outstanding shares of common stock, continue to be "restricted securities" within the meaning of Rule 144 under the Securities Act. Restricted securities may not be sold in the public market unless the sale is registered under the Securities Act or an exemption from registration is available. In addition, these shares are subject to a lock up agreement, meaning that they and their permitted transferees will not be permitted to sell any shares of our common stock for 90 days after September 25, 2019, subject to certain customary exceptions without the prior consent of Barclays Capital Inc. and J.P. Morgan Securities LLC. Although we have been advised that there is no present intention to do so, Barclays Capital Inc. and J.P. Morgan Securities LLC may, in their sole discretion, release all or any portion of the shares from the restrictions described above.

        Also, in the future, we may issue our securities in connection with investments or acquisitions. The amount of shares of our common stock issued in connection with an investment or acquisition could constitute a material portion of our then outstanding shares of our common stock.

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

•provide that our Board of Directors are classified into three classes with staggered, three year terms and that directors may only be removed for cause;

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

•prohibit stockholder action by other than unanimous written consent;

•provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;

•prohibit cumulative voting in the election of directors; and

•establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us for a period of time.

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

Palomar Holdings, Inc.

Date: November 5, 2019	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2019	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)