Form 10-K
period 2019-12-31
Palomar Holdings, Inc.
filed 2020-02-28
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act. Yes ☐     No  ☒

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

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 28, 2019 was approximately $175,098,032

Number of shares of the registrant’s common shares outstanding at February 24, 2020: 24,218,750

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2020 annual meeting of stockholders (the "2020 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2020 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1.  Business

Who We Are

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $252.0 million for the year ended December 31, 2019, a compound annual growth rate of approximately 72%. For the year ended December 31, 2019, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 88% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

On April 22, 2019, we completed our initial public offering (the “IPO”), and the underwriters in the IPO purchased 6,468,750 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On September 30, 2019, certain selling stockholders completed the registered sale (the “September 2019 Secondary Offering”) of 6,037,500 shares of our common stock. We did not receive any proceeds from the September 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale.

On January 9, 2020, we, along with certain selling stockholders, completed the registered sale (the “January 2020 Secondary Offering”) of 5,750,000 shares of common stock at a public offering price of $49.00 per share.  Of the 5,750,000 shares sold, 750,000 represented the underwriters’ exercise of their option to purchase additional shares.  The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by us. Our net proceeds from the January 2020 Secondary Offering were approximately $35.4 million, after deducting underwriting discounts and commissions and offering costs.

Our Business

Our management team founded our company to address unmet needs that we perceived to exist in certain specialty property insurance markets. These markets have primarily been served by either large generalist insurance companies and state‑managed entities applying “one‑size‑fits‑all” pricing and policy forms across broad geographies, or excess and surplus (“E&S”) companies offering relatively volatile pricing and coverage without the backing of state guaranty funds. We are an admitted insurance company, which means that, unlike our E&S competitors, our rates and policy forms have been approved by the insurance department of each state in which we sell our policies thus providing a further level of security to policyholders through our backing from state guaranty funds. As a result, our products typically have lower taxes and fees. We believe that both our customers and distribution partners prefer the ease of use and security of admitted products with flexible coverages. Additionally, we believe that we can generate superior risk‑adjusted returns through underwriting that better reflects our customers’ underlying risk through a more granular approach to pricing than what is typically offered by standard carriers. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to be the 5th largest writer of earthquake insurance in the state of California and are experiencing growth and increasing profitability across our other lines of business.

Our primary lines of business include: Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Commercial All Risk, Hawaii Hurricane and Residential Flood. We seek to write a diverse mix of business by loss exposure, customer type and geography in order to mitigate the potential impact of any single catastrophe event, reduce our cost of reinsurance, and position us to capitalize on emerging market opportunities. The following table outlines our lines of business and the market opportunities that they address:

Risk	Opportunity	Palomar Lines of Business

Earthquake

     Competitors’ products have limited options and are priced in broad territorial zones.

     Residential earthquake is an optional coverage that many homeowners choose not to purchase due to the high price and limited coverage options.

     Commercial earthquake coverage is often offered through the E&S market, which is not backed by state guaranty funds.

     Our Residential and Commercial Earthquake products are priced at a granular level and offer flexible product features.

     Our Residential Earthquake products seek to expand the residential earthquake insurance market by attracting buyers who may not otherwise acquire protection.

     Our products are admitted and backed by state guaranty funds, which we believe makes them easier to sell.

Wind

     Homeowners insurance on a national level is generally highly competitive; however, we believe there are specific markets with attractive return potential that many carriers avoid due to hurricane exposure.

 Our Specialty Homeowners products are offered in markets that we identified through detailed analysis of pricing dynamics and historical loss ratios.
 We identified specific hurricane‑exposed geographic markets in the Southeastern United States with limited admitted commercial insurance product offerings due to the perceived risk of windstorms.

     For our Commercial All Risk products, we use detailed technical analysis to identify a subset of target occupancies and developed a proprietary risk pricing methodology that we believe enables us to select and price risk appropriately.

     Our Commercial All Risk policy covers fire and wind damage (wind includes hurricane, tornado, and hail storm).

     Both our Specialty Homeowners and Commercial All Risk business generate fee income from underwriting on behalf of third parties.

     We currently do not write Florida property business due to what we perceive to be a currently unfavorable pricing and regulatory environment.

Hawaii Hurricane	 There are a limited number of highly rated insurers writing standalone residential hurricane business in Hawaii.	 Our Hawaii Hurricane products are preferred by local retail agents due to our “A−” rating and our easy to use technology platform.
	 Coverage is required for homeowners that carry a mortgage for their property in the state.	 Coverage is only provided for named hurricanes, which eliminates our exposure to attritional losses.
Residential Flood

     Flood represents one of the largest sources of property damage in the United States. However, we believe the current private market flood product offerings are scarce and outdated.

     Our primary competitor in this market is the National Flood Insurance Program (“NFIP”), which caps dwelling coverage at $250,000 and prices risks using broad territorial zones.

     Our Residential Flood products offer property coverage up to $5 million and price risk at the specific geocode level.

     Our Residential Flood products also provide broader coverage than the NFIP and have a more streamlined approval process with no required elevation certificate or waiting period.

Other

     Many admitted inland marine carriers avoid markets with perceived exposure to windstorms and earthquakes.

     Global property reinsurance markets offer attractive returns when risk management and analytics expertise can be applied appropriately.

     There are limited options for small real estate investors to aggregate coverage for multiple properties. We created a product that allows investors to expand or contract coverage for multiple properties on a single master policy.

     Our Inland Marine products utilize a technical risk pricing methodology that we believe enables us to select and price risk appropriately.

     Our Assumed Reinsurance division participates in national and global treaty reinsurance with sophisticated cedants involving risk that is uncorrelated with our core underwriting operations.

     Our Real Estate Investor (“REI”) program provides property and liability coverage to owners of 1‑4 dwelling investment property portfolios. Our wholly‑owned managing general agent, Prospect General Insurance Agency, administers the program and writes on behalf of capacity provided by syndicates at Lloyd’s of London.

Since our founding, we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all of our premiums were related to earthquake insurance. For the year ended December 31, 2019, 67% of our gross written premiums were related to earthquake insurance. For the same time period, 71% of our gross written premiums were attributable to residential business and 29% of gross written premiums were attributable to commercial business. For the year ended December 31, 2019, non‑earthquake related premiums grew 58.3% while earthquake related premiums grew 64.9% versus the prior year. We are currently licensed in 27 states, with California and Texas representing our largest exposures with 56.3% and 17.5% of our gross written premiums for the year ended December 31, 2019, respectively. Our business strategy is to continue diversifying our book of business by extending our geographic reach and expanding our product portfolio. The following charts illustrate our business mix by product, residential versus commercial markets, and geography for the year ended December 31, 2019:

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write, and we ensure that the risk characteristics of business assumed through our channel partnerships are consistent with our underwriting of direct business. Our systems enable us to underwrite all of our residential business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. For example, our 2016 Residential Earthquake rate and policy form filing with the Washington State Office of the Insurance Commissioner has over 20,000 distinct pricing zones that take into account nuanced regional differences in soil types, liquefaction potential and distance from known faults. In contrast, we believe most competing earthquake insurance rate filings in Washington are based on broad territorial pricing zones across the entire state. In our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. Because the data we collect through our underwriting process is highly granular, we are able to utilize detailed portfolio analytics to actively manage aggregation of policies and to ensure an appropriate dispersion of risks across our full portfolio.

We purchase a significant amount of reinsurance from a diverse group of third parties which we believe enhances our business by reducing our exposure to potential catastrophe losses and volatility in our underwriting performance. This in turn provides us with greater visibility into our earnings. As of January 1, 2020 our reinsurance program featured excess of loss reinsurance, quota share reinsurance, insurance linked securities, and per risk reinsurance protection from a panel of more than 85 highly rated reinsurers and capital markets investors. Many of our reinsurance contracts have multi‑year terms and additional features, such as prepaid reinstatements and expanded coverage windows for catastrophe events, that we believe provide us with significant protection and flexibility should market conditions change. As of January 1, 2020, we currently retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.2 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year probable maximum loss (“PML”) event and of our A.M. Best requirement. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty property insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty property risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can better serve these markets than our competitors. Furthermore, we are able to expand our markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown into the 5th largest writer of earthquake insurance in California. In markets with similar characteristics, we are experiencing growth and increasing profitability across our other lines of business. We believe that our focus on addressing the needs of specialty property markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers the certainty of admitted insurance products with flexible features that are not typical of standard products in our markets. By offering our customers the ability to choose deductibles and other a la carte coverage options, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our products have been approved by individual state regulators and have been supported by proprietary pricing models since inception, we believe that our products are not easily replicable, particularly by existing carriers who would face the burden of gathering data, building new models and revising existing rates and policy forms with regulators. Finally, our policy forms and ratings methodology provide us with significant flexibility to manage coverage options and pricing. For the year ended December 31, 2019, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and 88% overall across all lines of business, providing strong visibility into future revenue.

Analytically driven, disciplined and scalable underwriting. Our underwriting approach combines decades of specialty property underwriting experience of our management team with sophisticated, customized modeling tools we have developed that utilize extensive geospatial and actuarial data across all of our lines of business. Our proprietary models enable automated pricing of risks at the geocode or ZIP code level, in contrast to our competitors who we believe use less granular analytics and more manual underwriting processes. For example, we believe that our Commercial All Risk product has the only filing in the admitted market that produces location‑level wind pricing, enabling us to price wind risk more accurately than competitors who establish wind pricing at the county or zonal level. Our analytical pricing framework is embedded in all facets of our business and is incorporated into our filings, pricing, underwriting and risk management. We believe that our analytically‑driven underwriting approach has been the foundation of our ability to generate attractive risk‑adjusted underwriting margins.

Multi‑channel distribution model. Our open architecture distribution framework allows us to attract and underwrite business from multiple channels. We work with a wide variety of retail agents, program administrators, and wholesale brokers. We serve over twenty insurance companies as a specialty property partner either by issuing companion policies or providing reinsurance for their in‑force risks that fit our strict underwriting parameters. The breadth and flexibility of our distribution model allows us to generate premium from many different parts of the insurance ecosystem and to rapidly take advantage of changing market conditions.

Sophisticated and conservative risk transfer program. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and superior visibility into our earnings. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at our current net retention of $5 million, equivalent to approximately 2.3% of our total stockholders’ equity as of December 31, 2019, inclusive of any amounts retained through our Bermuda reinsurance subsidiary. While we select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. In addition, at each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time. In addition to the magnitude of coverage, we believe our reinsurance program provides us with significant protection and stability during potential periods of market volatility due to our use of staggered, multi‑year contracts, and features such as prepaid reinstatements and expanded coverage windows for catastrophe events and our diverse panel of more than 85 highly rated reinsurers and capital markets investors. Given that our reinsurance purchases are driven primarily by our peak zone earthquake exposure, as we scale and diversify our book of business into uncorrelated geographies and perils, we have been able to secure multi‑peril coverage that reduces the cost of reinsurance per dollar of risk.

Emphasis on the use of technology and analytics across our business. As a recently formed insurance company, we have built a proprietary operating platform that employs best practices derived from our management team’s extensive prior experience. Our technology platform is not burdened by outdated legacy technology and process which may be utilized by older insurance companies. In building our platform, we have emphasized automated processes that use granular data and analytics consistently across all aspects of our business. Our internally developed Palomar Automated Submission System (“PASS”) acts as our interface with retail agents and wholesale brokers. PASS serves as the conduit to our policy administration system that integrates policy issuance, underwriting, billing and portfolio analytics. Our platform enables us to rapidly quote and bind policies via automated processing, and also to run detailed risk‑management analytics for internal and external constituents including distribution partners, carrier partners and reinsurers. We believe that this real‑time access to data and analytics provides us with an advantage in distributing our products, managing our risk, and purchasing reinsurance.

Entrepreneurial and highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our management team members such as Mac Armstrong, Heath Fisher, our President and Co‑Founder, and Christopher Uchida, our Chief Financial Officer and Corporate Secretary, have a long history of working together. For example, while at Arrowhead, Mac Armstrong worked closely with Christopher Uchida, who served as Executive Vice President and Chief Accounting Officer. As owners of approximately 6.6% of our outstanding common stock as of December 31, 2019, we believe our management team has closely aligned interests with our stockholders. Additionally, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from their prior roles working in insurance and financial services companies.

Our Strategy

We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We compete in lines of business and states that represented over $31 billion in total written premiums during 2018. By comparison, we generated $252.0 million of gross written premiums for the year ended December 31, 2019. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage.

Extend our geographic reach and product portfolio. We are currently licensed in 27 states that represented over $31 billion in total written premiums during 2018. We continue to evaluate additional geographic markets and lines of business that will harness our core competencies and where we believe we can generate attractive risk‑adjusted returns. Our research and development efforts are exemplified through the initial growth of our Commercial All Risk and Residential Flood products.

Maintain our distinctive combination of industry leading profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit through expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2019 and 2018, our adjusted return on equity was 24.1% and 22.7%, respectively. Additionally, we will look to achieve industry leading combined ratios to ensure we are achieving attractive risk‑adjusted returns. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net PML, average annual loss (“AAL”) and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets that we believe are commoditized or where our business model cannot add incremental value.

Maintain a diversified book of business. We currently write a book of specialty property insurance that is diversified by underlying loss exposure, customer type and geography. Our major product lines and exposures are uncorrelated, such that events contributing to a loss in one line of business are unlikely to generate material losses in our other lines of business. The diversification of our book of business improves our risk‑adjusted returns, reduces our reinsurance cost per dollar of premium, insulates us from swings in any single insurance or reinsurance market, and allows us to capitalize on market shifts opportunistically. As we grow, we intend to maintain a diversified book of business to continue to capitalize on these advantages.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income by underwriting on behalf of other insurance companies and through the use of quota share reinsurance. Our multi‑channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk‑adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business to help ensure that we are able to meet obligations to our policyholders and other constituents, and to generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to help ensure that we are adequately protected against potential catastrophe losses. Our goal is to protect our earnings, and we constructed our current reinsurance program to mitigate losses and ensure profitability in a severe catastrophe. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants in an effort to maximize our risk‑adjusted returns.

Strengthen and harness our strong and growing capital base. The markets we currently serve are capital intensive, and as a recently established entrant, we compete with larger, more longstanding insurers. Nevertheless, we were awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best at our formation, which we believe has been a source of competitive differentiation in certain markets where we operate. As we continue to demonstrate profitable underwriting operations and generate additional equity, we believe we will have access to more distribution sources that are typically reluctant to refer business to startup insurance companies. Notably, we recently surpassed five years of underwriting operations and expect to exceed $250 million in total stockholders’ equity with the completion of our January 2020 Secondary Offering. We believe that both are important thresholds for potential distribution partners, particularly in commercial lines insurance, and believe that our recent achievement of these thresholds may enable us to generate additional business through those partners.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to apply technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point of sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, embeds us within their systems, and facilitates real‑time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third‑party technology assets, which deepen our competitive advantage, strengthen our operations and improve our returns.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we (i) implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and Section 206 of the Companies Law (2018 Revision), as amended, of the Cayman Islands pursuant to which we became a Delaware corporation and no longer subject to the laws of the Cayman Islands, (ii) modified the Class P units and Plan as described below, (iii) effected a 17,000,000 for one forward stock split and (iv) caused our then‑sole shareholder, GC Palomar Investor LP, to distribute all of the post‑split shares of our common stock to its various partners and other interest holders, including to Genstar Capital and its affiliates. We collectively refer to these transactions as the “domestication transactions.” In March 2019, we made a one‑time cash distribution totaling approximately $5.1 million to GC Palomar Investor LP enabling it to distribute funds to its partners, including Genstar Capital, in order to allow such partners to satisfy tax obligations incurred as a result of the domestication transactions. Additionally, on March 15, 2019, the 2014 Management Incentive Plan was modified by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. All Class P units were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined. This modification resulted in a stock compensation charge and corresponding increase to additional paid‑in capital of $23.0 million for the quarter ended March 31, 2019.

Our primary operating subsidiary, Palomar Specialty Insurance Company, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 27 states as of December 31, 2019. Palomar Specialty Insurance Company was formed in February 2014 and was initially capitalized with $75 million of capital invested by Genstar Capital, a private equity firm with a focus on the financial services sector, as well as our management team. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd., a Bermuda‑based reinsurance subsidiary that provides reinsurance support exclusively to Palomar Specialty Insurance Company and that benefits from the favorable operating environment for reinsurers domiciled in Bermuda. In August 2015, we incorporated Prospect General Insurance Agency, Inc., a managing general agency formed to underwrite specialty insurance products on behalf of third-party insurance companies.

Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) financial strength rating from A.M. Best in February 2014. In February 2019, A.M. Best affirmed the “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed the “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

Our Structure

Our Products

We provide personal and commercial specialty property insurance products in our target markets. We believe that our core markets within the specialty property sector have primarily been served by either large generalist insurance companies and state‑managed entities that apply “one‑size‑fits‑all” pricing and policy forms across broad geographies, or E&S companies that offer volatile pricing and coverage without the backing of state guaranty funds. With the goal of giving customers better options, we designed an analytical framework to create flexible, admitted products with innovative coverages and pricing that we believe better reflects the underlying risk. Using this framework, we initially introduced residential and commercial earthquake products in 2014 and have subsequently expanded our product portfolio to cover multiple specialty property risks in several regions of the United States. We have grown our business by entering markets that demonstrated one or more of the following attributes: (i) have loss characteristics, including limited attritional losses, similar to our initial earthquake product, (ii) can benefit from our technology platform, data analytics and customer centric products, and/or (iii) allow us to leverage our existing underwriting talent, reinsurance expertise and distribution relationships.

Our insurance product offerings include Residential and Commercial Earthquake, Specialty Homeowners, Commercial All‑Risk, Hawaii Hurricane, Residential Flood, Inland Marine, Assumed Reinsurance and Real Estate Investor. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Our largest exposure remains in the state of California and we have expanded to address the insurance needs in the New Madrid Seismic zone in the Midwestern United States, wind‑exposed markets in the southeastern United States and the hurricane market in the state of Hawaii. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 27 total states. The following table shows our gross written premium for Palomar Specialty Insurance Company, our U.S. insurance subsidiary, by state for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$141,743	56.3%	$82,119	53.0%	$64,231	53.4%
Texas	44,087	17.5%	32,568	21.0%	29,273	24.4%
Hawaii	11,851	4.7%	8,128	5.2%	5,323	4.4%
Washington	9,607	3.8%	5,658	3.7%	2,803	2.3%
Oregon	7,396	2.9%	5,286	3.4%	4,250	3.6%
South Carolina	6,185	2.5%	3,208	2.1%	1,706	1.4%
Illinois	4,896	1.9%	4,403	2.8%	4,854	4.0%
Mississippi	4,769	1.9%	2,585	1.7%	982	0.8%
All other states	21,427	8.5%	10,936	7.1%	6,812	5.7%
Total Gross Written Premiums	$251,961	100.0%	$154,891	100.0%	$120,234	100.0%

We believe that maintaining a balanced book of residential and commercial business is beneficial. For example, while our Residential Earthquake products experience higher premium retention rates, our Commercial Earthquake products provide more flexibility on pricing, which enables us to increase premium rates more quickly when market conditions accommodate price increases. For the year ended December 31, 2019, 71% of our gross written premium consisted of residential business and 29% of gross written premium consisted of commercial business. The following table shows gross written premium (GWP) by product line for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019		2018		2017
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$130,473	51.8%	$81,679	52.7%	$57,328	47.7%
Commercial Earthquake	38,741	15.4%	20,946	13.5%	23,079	19.2%
Specialty Homeowners	32,788	13.0%	27,680	17.9%	26,516	22.0%
Commercial All Risk	30,358	12.0%	14,338	9.3%	7,321	6.1%
Hawaii Hurricane	10,764	4.3%	8,128	5.2%	5,323	4.4%
Residential Flood	5,216	2.1%	2,120	1.4%	667	0.6%
Other	3,621	1.4%	—	—%	—	—%
Total Gross Written Premiums	$251,961	100.0%	$154,891	100.0%	$120,234	100.0%

Premium Retention Rates

Our products demonstrate strong renewal rate trends, which we believe are an indication of the distinctive value we provide to insureds and which provide visibility into future earned premium. The following table shows our renewal retention by policy for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Average monthly premium retention by product:
Residential Earthquake	94%	93%
Commercial Earthquake	85%	74%
Specialty Homeowners	74%	72%
Commercial All Risk	89%	81%
Hawaii Hurricane	97%	100%
Residential Flood	89%	97%

Residential Earthquake

We offer Residential Earthquake products on an admitted basis in 17 states primarily under the brand names Value Select and Flex Choice. Our products insure against damage to the home, contents and any appurtenant structures and reimburse for temporary housing costs in the event of an earthquake. We design our products to provide agents and policyholders with coverage flexibility, including a full range of deductible options and the ability to tailor limits to a customer’s individual preferences. We aim to sell our products to buyers who may not have previously purchased earthquake coverage. We believe that our pricing model is a distinctive feature of our product offering. Using data from industry‑leading catastrophe models we are able to evaluate and accurately price exposures at the ZIP code or geocode level based on characteristics particular to the risk. For example, we believe competing earthquake insurance products in California are commonly based on broad territorial pricing zones that do not take into account regional differences in soil types, liquefaction potential and include little price differentiation between risks with varying proximity to known faults. Our ability to divide geographies into highly resolute grids, or ZIP codes, and price according to more detailed information relating to the exposure allows us to obtain a more appropriate rate for the risk, and often allows us to offer rate relief, particularly in low risk areas that historically have low earthquake insurance penetration. We write policy limits up to $15 million; all policies involve automated underwriting and policies under $5 million in limit are issued via automated processing.

Commercial Earthquake

We offer Commercial Earthquake products, commonly known as “Difference in Conditions” policies, on an admitted basis in 16 states. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is typically less than 15% of the total insured value (“TIV”). We attempt to avoid risks where the contents are hard to value or represent a disproportionate percentage of the value. We write policy limits up to $25 million with the ability to serve larger accounts through the use of facultative reinsurance. We believe we occupy a unique position in the market as we are one of a select group of admitted carriers that price risk at the location level. Furthermore our approved rate and form filings provide us with the requisite pricing and coverage flexibility to compete with E&S carriers.

Specialty Homeowners

Our Specialty Homeowners product provides admitted insurance coverage to homeowners in wind‑exposed coastal regions. We sell homeowners coverage through our distribution partners in certain counties in Alabama, Mississippi, North Carolina and Texas. We believe that the homeowners insurance market on a national level is highly competitive but that there are specific geographic markets with attractive return potential that many insurance companies avoid due to windstorm exposure. For example, our Texas program focuses on counties that face lower frequency windstorm exposure rather than higher frequency exposure to tornado and hail perils experienced by inland counties. Similarly, our programs in Alabama, Mississippi and North Carolina target newer construction in areas no closer than half a mile from the coast, which we believe optimizes the catastrophe premium we are able to price into the risk while minimizing the relative exposure. Our Specialty Homeowners programs are supported by a quota share and excess of loss reinsurance facility we refer to as SHF, which became effective June 1, 2019. We believe the SHF mitigates the loss exposure from both attritional and catastrophe risk to our homeowners operations and generates valuable fee income in the form of a ceding commission paid by participating quota share reinsurers. We take a 20% participation in the SHF quota share and expect to continue to evaluate the optimal risk participation in our Specialty Homeowners business on an ongoing basis.

Commercial All Risk

We offer Commercial All Risk insurance on an admitted basis in Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina and Texas. The All Risk policy covers the perils of fire and wind, with wind including hurricane, tornado, and hail storm. For an additional premium the policy can include the peril of earthquake. We believe we occupy a unique position in the market as an admitted carrier with the ability to generate location level pricing informed by windstorm exposure. We write policy limits up to $25 million for occupancy types including homeowner’s associations, strip malls, hotels, motels and office buildings.

Hawaii Hurricane

We provide admitted residential property coverage for named hurricanes in the state of Hawaii. This is a required coverage for homeowners that carry a mortgage on their properties in the state. Similar to our residential earthquake product, insureds have the ability to tailor limits to their preferences. The policies we write only trigger coverage if wind damage occurs while the insured risk is in a county that is under a hurricane watch or warning as deemed by the Pacific division of the National Weather Service. Coverage only remains in effect for a period of 72 hours after the hurricane watch or warning expires. Therefore, there is no exposure to attritional losses with this product. We believe our products are preferred by local retail agents due to our “A−” (Excellent) (Outlook Stable) rating by A.M. Best. We write policy limits up to $15 million; all policies involve automated underwriting and policies under $5 million in limit are issued via automated processing.

Residential Flood

We provide admitted residential flood products under the Flood Guard brand in Arizona, California, Hawaii, Illinois, Indiana, Nevada, Oklahoma, Oregon, Pennsylvania, South Carolina and Utah. Our products primarily compete against those of the NFIP, which caps dwelling coverage at $250,000 and prices risk using broadly defined zones. We offer higher limits than the NFIP and price risk at the specific geocode level having developed detailed granular models of all current markets in partnership with a leading national catastrophe modeling agency. Furthermore, due to our proprietary pricing grid models we eliminate the need for a waiting period or an elevation certificate prior to binding and issuance of policies. We write policy limits up to $5 million, all of which involve automated underwriting and are issued via automated processing. Should proposed regulatory changes to the NFIP be enacted, we believe we are well positioned to capture premium that would come into the private market.

Inland Marine

We launched an Inland Marine division in 2019 and currently offer Builder’s Risk, Contractor’s Equipment, Motor Truck Cargo, and Miscellaneous Floaters coverage on an admitted basis in 17 states. Our Builders Risk policy covers buildings under construction against the perils of fire and wind, with wind including hurricane, tornado, and hail storm. For an additional premium the policy can include the peril of earthquake. We write policy limits up to $10 million for various construction and occupancy types.  Our Contractor’s Equipment policy covers owned, rented, and employee tools on a single policy and offers policy limits up to $500 thousand for any single piece of equipment. Our Motor Truck Cargo policy is designed for intermediate and long-haul carriers with coverage extending to full and half loads as well as coverage for property at terminals in transit. We write policy limits up to $500 thousand for any single loss. Our Miscellaneous Floaters policy covers personal property and equipment that can be either stationary or in transit but excludes contractor’s equipment. We write policy limits up to $500 thousand for any single item. We believe our admitted Inland Marine product offerings in areas that are typically served by the E&S market gives us a competitive advantage.

Assumed Reinsurance

We launched an Assumed Reinsurance offering in 2019 to address attractive risk that would be difficult for us to otherwise access as a primary carrier and that we believe is uncorrelated to our core underwriting operations. We provide reinsurance capacity to sophisticated cedants with a longstanding track record of profitable underwriting, and we examine the risk characteristics of assumed portfolios to mitigate any material overlapping of risk with our own primary underwriting operations.

Real Estate Investor

Our REI program provides property and liability coverage on an E&S basis to owners of 1‑4 dwelling investment property portfolios and is administered through our affiliated managing general agent, Prospect General Insurance Agency, an approved Coverholder at Lloyd’s of London with delegated authority to write business on behalf of capacity provided by syndicates at Lloyd’s of London. While we generate commission and fee income from the sale of REI products, we do not retain any of the underlying risk of losses incurred by those policies. We can write limits up to $2 million per location in all 50 states.

Marketing and Distribution

We market and distribute our products through a multi‑channel, open architecture distribution model which includes retail agents, wholesale brokers, program administrators and carrier partnerships. We have well‑defined underwriting criteria and have designed our distribution model to access our targeted risks through what we believe to be the most efficient channels.

Retail Agents:  We primarily distribute our personal lines products through retail agents. We believe that retail agents are an important pillar of our distribution model due to the high retention rates and rate stability that we are able to achieve with policies sold through this channel. We believe this outcome is a result of the distinctive offering we provide agents in the form of admitted, flexible products that are preferred by end consumers and are easier for agents to sell than E&S alternatives. In many cases, we provide agents with direct access to our policy management system that enables them to quote, bind and issue policies in a matter of minutes. We believe this ease of use and quick speed‑to‑quote serves as a competitive advantage.

Wholesale Brokers:  We distribute our commercial lines products primarily through wholesale brokers. Wholesale brokers are an important channel for commercial property insurance products as they control much of the premium in these segments. We select wholesale brokers based on our management’s review of their experience, knowledge and business plan. We target brokers with the experience to serve our target markets and with business plans consistent with our strategy and underwriting objectives. Brokers must demonstrate an ability to produce both the quality and quantity of business that we seek. To assist with this goal, our underwriters regularly visit with brokers to market and discuss the products we offer. We terminate brokers who are unable to produce consistently profitable business or who produce unacceptably low volumes of business.

Program Administrators:  Within select lines of business, we partner with program administrators in order to harness the efficiency and scale of their existing marketing and distribution infrastructures. Generally, policies bound by our program administrators are pre‑underwritten using our pricing models which have been programmed into the policy administration system of each partner. For business that is not automatically underwritten, we set strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis. Most notably, for our Value Select Residential Earthquake products, we have a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. Under this agreement, which accounts for $90.5 million of our gross written premiums for the year ended December 31, 2019, we conduct product development and underwriting while our program administrator manages a base of over 1,000 retail agents who individually bind policies through PASS or an internal system which automatically applies our pricing and underwriting guidelines to new policies, and is subjected to our disciplined risk management. The fees payable by us to Arrowhead under the agreement are based upon our premiums written in each state. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. In addition, our Specialty Homeowner products are sold in Alabama, Mississippi, North Carolina and Texas through program administrators with local expertise in their respective markets. Our program administrators participate in the economics of produced business through risk sharing agreements, which we believe strengthens the alignment of interests toward generating underwriting profit.

Carrier Partnerships:  Given our unique specialty property focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty property insurance partner in order to transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2019, we had partnerships with over twenty insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business, typically Residential Earthquake, in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on their paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business.

Underwriting

Our underwriting team combines comprehensive data analysis with experienced underwriting techniques to build a profitable, stable and diversified book of business. Our underwriting process involves securing an adequate level of underwriting information, classifying and evaluating each individual risk exposure, assessing the impact of the risk upon our existing portfolio, and pricing the risk accordingly. Our overarching underwriting philosophy is ‘to write what we know’; therefore, our underwriters tend to avoid exposures that are overly complex or cannot easily be recognized from a photograph. This straightforward approach allows our underwriters to focus on business they understand and can process quickly without sacrificing diligence and attention to detail.

We develop our underwriting guidelines and pricing models through traditional underwriting metrics, management experience, and advanced data analytics that allow us to assess information about construction type, contingent exposure, location, occupancy type and size and granularly rate exposure at the ZIP code or geocode level. We access data for our pricing models provided from multiple leading risk modeling vendors, and use our information from proprietary extensions of catastrophe models to assist in evaluating soil types, proximity to faults, and loss estimates in the form of modeled marginal impact, AAL and PML. This analytical underwriting framework enables us to offer rate relief in low risk areas and to accurately price locations that are at higher risk.

Residential policies are issued via automated underwriting and account for approximately 71% of our gross written premium for the year ended December 31, 2019. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts under $5 million in limit via automated processing. We believe that automated underwriting improves efficiency, reduces errors, and enhances the customer experience.

Since our commercial lines products do not lend themselves to highly automated underwriting, we use our customized operating platform to evaluate individual risk and to quote business efficiently. We regularly audit data gathered during our underwriting process to determine the accuracy of rating information and risk pricing. For example, we often inspect properties as part of our underwriting process to discover any unrepaired damage and identify any other conditions that affect the insurability of the property. Additionally, we continue to assess the use of new technology enabled tools to assist us with inspections as well as other components of the underwriting process.

Ongoing risk management of our portfolio in aggregate is a critical component of our underwriting process. We use third‑party catastrophe modeling software to evaluate our ongoing risk exposure. We regularly review the output of these models to evaluate the geographic spread of our risk, including the evaluation of AAL and PML by line of business and for the portfolio as a whole. This review enables us to optimize the design and pricing of our reinsurance program including the purchase of appropriate reinsurance coverage.

Claims Management

Given the low frequency nature of the perils that we insure, we outsource our claims handling infrastructure to eliminate the expense associated with maintaining full time dedicated claims personnel. We currently contract with four TPAs to reduce our reliance on any single TPA, as well as to benefit from expertise of individual vendors in specific lines of business. Our management team, led by our Senior Vice President of Legal, Compliance and Claims, is responsible for overseeing our TPAs, including the management of loss reserves, event preparation, settlement, arbitration, and mediation. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

In the case of a catastrophe event, our technology infrastructure and data analytics enable us quickly to identify potentially affected policies and begin assisting our customers by notifying our TPAs, our reinsurance partners and other potentially impacted parties. A network of TPAs improves our ability immediately to mobilize claims adjusters to the areas where our customers are most affected and helps insulate us from the “demand surge” following a catastrophe event. In order to prepare for a potential catastrophe event, we run simulations and work closely with our TPAs to ensure there are dedicated desk and field adjusters to handle the volume of claims that would be expected in each loss scenario. Using each earthquake and hurricane scenario, we project losses and identify an individualized and optimal catastrophe response plan for each event.

We audit claims files, such as field reports, case reserves and service level standards on a frequent basis, as well as make claims decisions and monitor litigation, which we do by directly accessing each TPA’s claims management system. Additionally, we have implemented certain managerial requirements including notification, reserve approval, payment management, correspondence with insureds, and reports for all claims in excess of the claims analyst’s authority.

Reinsurance

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses, limiting volatility in our underwriting performance, and providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss; see “Risk Factors—Risks Related to Our Business and Industry—We may be unable to purchase third‑party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.”

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe XOL, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe excess of loss except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

We have a robust program utilizing a mix of traditional reinsurers and insurance linked securities. As of January 1, 2020, we purchased reinsurance from over 85 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. Our reinsurance contracts include special termination provisions that allow us to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, or whose surplus drops by more than 20%. Torrey Pines Re Ltd., the special purpose insurer established in Bermuda, comprises $166 million or 12.7% of total catastrophe XOL limit we have in effect. Torrey Pines Re Ltd. was funded by over 25 different investors, with the largest investor representing less than 2% of our total catastrophe XOL reinsurance limit. Our largest single XOL reinsurer comprises 5.9% of the total catastrophe XOL reinsurance limit we have in effect. In addition to ceding risk to traditional reinsurers, we purchase collateralized limit from the insurance linked securities (“ILS”) market. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines Re Ltd 2017‑1	NR	NR
Vermeer Reinsurance Ltd	A+	NR
National Indemnity Company	A++	AA+
Lancashire Insurance Company Ltd	A	A−
Houston Casualty Company (UK Branch)	A++	AA−
Lloyd’s # 1084 ‑ Chaucer Syndicates Ltd	A	A+
Peak Reinsurance Company Ltd	A−	NR
Fidelis Underwriting Ltd	A−	A−
Axis Specialty Ltd	A+	A+
Fidelis Insurance Bermuda Ltd	A−	A−

Catastrophe XOL Reinsurance Coverage

As of January 1, 2020, we currently retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.2 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year probable maximum loss (“PML”) event and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2019, our first event retention represented approximately 2.3% of our stockholders’ equity. In the event of a catastrophe that impacts our reinsurance contracts, our contracts primarily include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

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

To assess the sufficiency of our catastrophe XOL reinsurance coverage, we continuously quantify our exposure to catastrophes including earthquakes, hurricanes, tornadoes and hail storms. We evaluate and monitor the total policy limit insured for each peril and in each geographic region, and we use third‑party catastrophe models to evaluate the AAL as well as the estimated PML at various intervals. Our PML modeling is consistent with standards established by A.M. Best and includes “demand surge,” and loss amplification. To protect against model bias, we perform probabilistic modeling as well as deterministic modeling using a variety of industry models including AIR Touchstone for all perils and regions, RMS RiskLink for all perils and regions, and EQECAT RQE for earthquake across all regions. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. This coverage includes events such as the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, because the PML for each of the historical events is less than $1.2 billion, the amount covered by our current reinsurance program, should an event equivalent to either of these two events or other historical events recur, our hypothetical net loss would be capped at our current net retention of $5 million as demonstrated in the following table:

12/31/19
Historical Event	modeled PML
($ millions)
CA 1994 Northridge M6.7	$826
CA 1906 San Francisco M7.8	793
CA 1971 San Fernando M6.7	464
CA 1868 Hayward M7.0	283
NM 1811‑12 sequence M7.8	259
HI 1992 Hurricane Iniki	219
CA 1857 Fort Tejon M7.9	218
CA 1933 Long Beach M6.4	176
NW 1949 Puget Sound M7.1	133

While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. In addition, at each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time.

Catastrophe XOL Treaty Summary

Our current catastrophe XOL treaty as of January 1, 2020 is summarized below with modeled losses from historical events included for reference based on our in‑force portfolio as of December 31, 2019:

$1.1B ($1.2B in California)
Earthquake Only
1994 Northridge EQ ($826M)
1906 San Francisco EQ ($793M)
$514M
Earthquake + Wind
1992 Hurricane Iniki ($219M)
$5M
Retention

Our catastrophe XOL treaty provides total coverage up to $1.2 billion for earthquake events and $514 million for wind events, with this coverage well in excess of the 1 in 250 year PML for each peril. We believe our treaty provides expansive coverage as many of our contracts have features including prepaid reinstatements, multi‑year terms and expanded coverage windows for earthquake and wind events. We purchase coverage from a mix of traditional reinsurers and collateralized protection from the ILS market, and our reinsurance contracts largely mirror the form of our insurance policies in order to minimize any gaps between the coverage we offer to insureds and the coverage we purchase from reinsurance partners.

In the event of an earthquake or windstorm that impacts our catastrophe XOL treaty, our total available coverage for subsequent earthquake and windstorm events depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. In addition, $280 million of the limit that we purchase includes the ability to drop down to fill gaps in lower layers. We also have provisions that cover the reinstatement of all coverage at no additional expense to the Company, excluding the following layers:

•	$10 million of earthquake losses and LAE in excess of $5 million;
•	$110 million of earthquake losses and LAE in excess of $740 million;

•	$75 million of earthquake losses and LAE in excess of $1.05 billion; and
•	$166 million of total coverage provided through our cat bond, Torrey Pines Re.

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional loss and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission.

Commercial All Risk and Inland Marine. We are exposed to more frequent, less severe losses from attritional water and fire damage in our Commercial All Risk and Inland Marine lines of business, which cover the perils of fire and wind, with wind including hurricanes, tornados, and hail storms, and include the option for earthquake coverage. To reduce attritional loss activity, we cede a portion of the premium that we earn on our Commercial All Risk and Inland Marine policies to reinsurers, who assume a portion of the subject risk in exchange for a ceding commission. In addition, in our Commercial All Risk business, we maintain quota share and property per risk arrangements with reinsurers that enable us to offer policy limits up to $25 million while retaining no more than $5 million per risk; we earn a ceding commission for risk ceded to these reinsurers.

Specialty Homeowners. Our Specialty Homeowners programs in Alabama, Mississippi, North Carolina and Texas are subject to attritional loss due to the broader coverage available under a homeowner’s policy. As of June 1, 2019, we completed the placement of our SHF, which provides quota share and excess of loss reinsurance for our Specialty Homeowners programs. The SHF includes the flexibility to cover additional states that we have identified as expansion opportunities. We believe the SHF mitigates the loss exposure from both attritional and catastrophe risk to our homeowners operations and generates valuable fee income in the form of a ceding commission paid by participating quota share reinsurers. We take a 20% participation in the SHF quota share and expect to continue to evaluate the optimal risk participation in our Specialty Homeowners business on an ongoing basis.

Residential Flood. Losses from our residential flood product, Flood Guard, are not covered under our catastrophe XOL treaty. In order to manage our exposure to any single loss, we currently cede 70% of flood risk up to a $75 million occurrence limit to a panel of reinsurers who assume the subject risk in exchange for a ceding commission.

Third-Party Capacity

In order to utilize our internal product development, underwriting and distribution expertise on behalf of third- party insurance companies, we launched an affiliated managing general agent called Prospect General Insurance Agency in 2016. Prospect is an approved Coverholder by Lloyd’s of London and currently manages our REI program with delegating authority to write on behalf of capacity provided by syndicates at Lloyd’s of London. In 2019, we entered into a new partnership to underwrite commercial flood risk on behalf of affiliates of SCOR SE. While we generate commission and fee income from the sale of REI products, we do not retain any of the underlying risk of losses incurred by those policies. We will continue to develop third-party capacity relationships that support our products.

Technology

Our integrated technology systems form the backbone of our business as they enable us to offer better service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively. As a recently formed insurance company, we have the benefit of having built a proprietary operating platform that employs the best practices of our management team’s extensive prior experience and that is not burdened by outdated legacy technology and processes. Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of and extending these applications to increase automation and enhance efficiency. We have dedicated in‑house software developers as well as external resources, all of whom report to our Chief Technology Officer. Our internally developed PASS provides producers direct access to our retail and wholesale distributed products including Hawaii Hurricane, Residential Earthquake, Residential Flood, and Commercial Earthquake. PASS also serves as the administration system for select policy data and the access point for business written through direct residential partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real‑time transparency in underwriting and aggregate management. Our software development team develops APIs where applicable so that partner carriers and distribution partners can seamlessly access our system.

Our pricing models are based on the most recent versions of catastrophe models from industry leading vendors and our internal expertise. For certain products where limited models are available, we have worked directly with the vendors to develop proprietary models. We update all of our pricing models as new versions are released, which mitigates our exposure to changes in our business following industry‑wide model changes. For residential products issued through automated underwriting, our pricing models integrate directly into our policy administration system as well as the systems of program administrator partners. Since our commercial lines products do not lend themselves to highly automated underwriting, we have built a customized operating platform that our underwriters use to evaluate risk and to efficiently quote business. Historically we have licensed web‑based policy administration software. During 2018, we engaged a third‑party vendor to build a custom application platform for our commercial lines programs to seamlessly integrate policy administration, billing and maintenance. This platform has been completed for our Commercial All Risk business and is being expanded to support additional product lines.

We emphasize the use of technology in our analytics and enterprise risk management (“ERM”) operations. Our analytics team, which reports to our Chief Operating Officer, uses multiple catastrophe modeling software applications to evaluate our ongoing risk exposure. Our data analytics enable us to provide real‑time reporting of our in‑force portfolio to our reinsurers, TPAs and distribution partners on a regular basis and during severe weather events. This reporting combines content from the catastrophe models that we license with internally developed content. Event reporting is an element of our overall ERM framework which monitors our risks and ensures that we have appropriate controls and preparation are in place. Our technology infrastructure is designed to function through any major disruption, with all data stored offsite and employees provided with the resources work remotely.

Reserves

When a claim is reported to us or when an event occurs, we establish loss reserves to cover our estimated ultimate losses under all insurance policies that we underwrite, and loss adjustment expenses relating to the investigation and settlement of policy claims. These reserves include estimates of the cost of the claims reported to us (case reserves) and estimates of the cost of claims that have been incurred but not yet reported (“IBNR”) and are net of estimated related salvage, subrogation recoverables and reinsurance recoverables. Reserves are estimates involving actuarial projections of the expected ultimate cost to settle and administer claims at a given time, but are not expected to represent precisely the ultimate liability. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates will also be based on facts and circumstances then known, but are subject to significant uncertainty based on the outcome of various factors, such as future events, future trends in claim severity, inflation and changes in the judicial interpretation of policy provisions relating to the determination of coverage.

When a claim is reported and based on information from the adjuster, we establish a case reserve for the estimated amount of the ultimate payment after an appropriate assessment of coverage, damages and other investigation as applicable. The estimate is based on general insurance reserving practices and on the claim adjuster’s experience and knowledge of the nature and value of the specific type of claim. Case reserves are revised periodically based on subsequent developments associated with each claim.

We establish IBNR reserves in accordance with industry practice to provide for (i) the estimated amount of future loss payments on incurred claims not yet reported, and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that take into account quantitative loss experience data and, where appropriate, qualitative factors.

We regularly review our loss reserves using a variety of actuarial techniques. We also update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Additionally, our loss reserving is reviewed annually for reasonableness by a reputable third‑party actuarial firm. A reserve can be increased or decreased over time as claims move towards settlement, which can impact earnings in the form of either adverse development or reserve releases.

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2016 to	2017 to	2018 to
Accident Year	2016	2017	2018	2019	2017	2018	2019
	(in thousands)
Prior	$12,266	$11,279	$10,752	$10,663	$(987)	$(527)	$(89)
2017	N/A	31,833	29,183	30,004	N/A	(2,650)	821
2018	N/A	N/A	17,667	15,984	N/A	N/A	(1,683)
2019	N/A	N/A	N/A	25,127	N/A	N/A	N/A
					$(987)	$(3,177)	$(951)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2016 to	2017 to	2018 to
Accident Year	2016	2017	2018	2019	2017	2018	2019
	(in thousands)
Prior	$9,954	$9,456	$9,280	$9,410	$(498)	$(176)	$130
2017	N/A	12,605	10,893	10,644	N/A	(1,712)	(249)
2018	N/A	N/A	8,163	8,103	N/A	N/A	(60)
2019	N/A	N/A	N/A	5,771	N/A	N/A	N/A
					$(498)	$(1,888)	$(179)

Investments

Investment income is an important component of our earnings. We collect premiums and are required to hold a portion of these funds in reserves until claims are paid. We invest these reserves, primarily in fixed maturity investments. Our fixed maturity investment portfolio is managed by Conning and Company, an investment advisory firm that is an experienced manager of insurance company assets, and operates under guidelines approved by our Board’s Investment Committee. We believe our investment strategy allows us to eliminate the expense of a treasury department while allowing our management to maintain oversight over the investment portfolio. Our Investment Committee meets periodically and reports to our Board of Directors.

In the years that we make an underwriting profit, we are able to retain all investment income. Underwriting losses may require us to dedicate a portion of our investment income or capital to cover insurance claims and expenses.

Our cash and invested assets consist of fixed maturity securities, short‑term investments, cash and cash equivalents, mutual funds and exchange traded funds. Our fixed maturity securities are classified as “available‑for‑sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short‑term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $239.5 million and $147.4 million at December 31, 2019 and 2018, respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2019	Value	Fair Value
Fixed maturities:
U.S. Governments	$13,679	5.7%
States, territories, and possessions	2,445	1.0%
Political subdivisions	1,942	0.8%
Special revenue excluding mortgage/asset‑backed securities	18,436	7.7%
Industrial and miscellaneous	129,013	53.9%
Mortgage/asset‑backed securities	51,636	21.6%
Total fixed maturities	$217,151	90.7%
Equity securities	22,328	9.3%
Total investments	$239,479	100.0%

	Fair	% of Total
December 31, 2018	Value	Fair Value
Fixed maturities:
U.S. Governments	$15,269	10.4%
States, territories, and possessions	1,221	0.8%
Political subdivisions	815	0.6%
Special revenue excluding mortgage/asset‑backed securities	12,453	8.4%
Industrial and miscellaneous	65,126	44.2%
Mortgage/asset‑backed securities	27,336	18.5%
Total fixed maturities	122,220	82.9%
Equity securities	25,171	17.1%
Total investments	$147,391	100.0%

Our primary investment focus is to preserve capital to support our insurance operations through investing primarily in high quality fixed maturity securities with a secondary focus on maximizing our risk adjusted investment returns. Investment policy is set by the Investment Committee of the Board of Directors, subject to the limits of applicable regulations.

Our investment policy imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated “A” or higher by Standard & Poor’s or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer and any new asset class must be approved by management and the Investment Committee. Given our existing exposure to property values, notably in the state of California, we have imposed restrictions on municipal obligations in the state of California and CMBS single issuers concentrated in the state of California.

Enterprise Risk Management

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place; risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (ORSA) model developed by the NAIC. These ongoing enhancements include the creation of an executive risk management committee, creation and maintenance of a risk register and regular reporting on risk management.

An additional important part of our ERM is business continuity, including in the circumstances of a catastrophe event. We have established a business continuity team made up of executive management with predefined roles and responsibilities in the event of an emergency response situation and a business continuity communication site where employees are directed to receive instructions that are tailored to various scenarios. We store all data offsite and ensure it is accessible remotely. Our communications, virtual file servers, underwriting and distribution systems, and claims portal are hosted in geographically diverse data centers domestically and globally. We maintain a second office 55 miles north of our La Jolla, California headquarters to use as a redundant location in the event of a disruptive event in San Diego, and purchase business continuity services to support the La Jolla office in the event of a disruptive event.

Competition

The specialty property insurance industry is highly competitive. While we currently target underserved markets, some of our competitors have greater financial, marketing and management resources and experience than we do. Our primary competitors include national insurance companies, including American International Group, Inc., Chubb Limited, State Farm Mutual Automobile Insurance Company and Zurich Insurance Group Ltd., as well as specialty property insurers such as Zephyr Insurance Company, a subsidiary of Heritage Insurance Holdings, and GeoVera Holdings, Inc. We also compete with the E&S market, including Lloyd’s of London in some of our lines. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority, the National Flood Insurance Program and the Texas Wind Insurance Association. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

Our insurance group, Palomar Holdings, Inc., currently has a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “S” (Rating Suspended). “A−” (Excellent) (Outlook Stable) is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.

Intellectual Property

We have registered our logo as a trademark in the United States. We will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective.

Employees

As of December 31, 2019, we had 77 employees. Our employees are not subject to any collective bargaining agreements, and we are not aware of any current efforts to implement such an agreement.

Item 1A: Risk Factors

An investment in our common stock involves a high degree of risk. In deciding whether to invest, you should carefully consider the following risk factors, as well as the financial and other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. Any of the following risks could have a material adverse effect on our business, financial condition, results of operations or prospects and cause the value of our stock to decline, which could cause you to lose all or part of your investment. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost and concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. For example, Hurricane Harvey in August 2017 caused our gross losses and loss adjustment expenses to increase 66% from the prior year. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

As of January 1, 2020, we currently retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.2 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines. While we believe this risk transfer program insulates us from volatility in our earnings, one severe catastrophe event could result in claims that substantially exceed the limits of our reinsurance coverage.

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

We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un‑modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);
•	The models may not accurately reflect the true frequency of events;
•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;
•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
•

The models may not accurately reflect the impact on the economy of the area affected or the financial, judicial, political, or regulatory impacts on insurance claim payments during or following a catastrophe event.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2019, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

•	If we change our business practices from our organizational business plan in a manner that no longer supports A.M. Best’s rating;
•	If unfavorable financial, regulatory or market trends affect us, including excess market capacity;

•	If our losses exceed our loss reserves;
•	If we have unresolved issues with government regulators;
•	If we are unable to retain our senior management or other key personnel;
•	If our investment portfolio incurs significant losses; or
•	If A.M. Best alters its capital adequacy assessment methodology in a manner that would adversely affect our rating.

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	Causing our current and future distribution partners and insureds to choose other, more highly‑rated competitors;
•	Increasing the cost or reducing the availability of reinsurance to us; or
•	Severely limiting or preventing us from writing new and renewal insurance contracts.

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

Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and provide coverage up to $1.2 billion for earthquake events, subject to customary exclusions. However, particularly in the event of a major catastrophe our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all of these claims. For example, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2019, we had $17.3 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 56% and 18% of our gross written premiums, respectively, for the year ended December 31, 2019. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. We are exposed to business, economic, political and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

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

The distribution networks of our products are multi‑faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $148.6 million or 59.0% of our gross written premiums for the year ended December 31, 2019 and $104.9 million or 67.7% of our gross written premiums for the year ended December 31, 2018. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	An increase in capital‑raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry; and
•	The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers.

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

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our third-party claims administrators (“TPAs”), the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

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

We also invest in marketable equity securities, generally through mutual funds and exchange‑traded funds that provide exposure to the U.S. investment‑grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $22.3 million as of December 31, 2019.

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

Palomar Specialty Insurance Company is licensed to conduct insurance operations on an admitted basis in 27 states and has applied for state approval for licenses in additional states. As Palomar Specialty Insurance Company grows, our share of any assessments in each state in which it underwrites business on an admitted basis may increase. We paid assessments of $9,587 in 2017, $1.1 million in 2018, and $14,750 in 2019. The increase in assessments paid during 2018 was primarily due to amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. See “Dividend Policy.” Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, Palomar Specialty Insurance Company and Palomar Re. State insurance laws, including the laws of Oregon and California, and the laws of Bermuda restrict the ability of Palomar Specialty Insurance Company and Palomar Re, respectively, to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon and California is limited by Oregon law at ORS 732.576 and California law at Cal. Ins. Code 1215.5(g). Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by Palomar Specialty Insurance Company may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Our management has the authority to change our underwriting guidelines or our strategy without notice to our stockholders and without stockholder approval. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from the strategy or underwriting guidelines described in the section titled “Business” or elsewhere in this Annual Report on Form 10-K.

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

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The impact of changes in GAAP cannot be predicted but may affect the calculation of net income, stockholders’ equity and other relevant financial statement line items.

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

Genstar Capital currently controls approximately 14.6% of our common stock. Currently, one of our directors, James Ryan Clark, is affiliated with Genstar Capital. Mr. Clark has fiduciary duties to us and, in addition, has duties to Genstar Capital. As a result, this director may face real or apparent conflicts of interest with respect to matters affecting both us and Genstar Capital, whose interests may be adverse to ours in some circumstances

In addition, we are party to a Stockholders Agreement with Genstar Capital that permits Genstar Capital to exert influence over us and our corporate decisions. The Stockholders Agreement specifies that until such time as Genstar Capital beneficially owns less than 10% of our outstanding common stock we will not take certain significant actions specified therein without the prior written consent of Genstar Capital, including, but not limited to, (i) amendments or modifications to our or our subsidiaries’ organizational documents in a manner that adversely affects Genstar Capital, (ii) making any payment or declaration of any dividend or other distribution on any shares of our common stock, (iii) merging or consolidating with or into any other entity, or transferring all or substantially all of our or our subsidiaries’ assets, taken as a whole, to another entity, or entering into or agreeing to undertake any transaction that would constitute a “Change of Control” as defined in our or our subsidiaries’ credit facilities, (iv) other than in the ordinary course of business with vendors, customers and suppliers, entering into or effecting any (A) acquisition by us or any of our subsidiaries of the equity interests or assets of any person, or the acquisition by us or any of our subsidiaries of any business, properties, assets, or person, in one transaction or a series of related transactions or (B) disposition of assets of us or any of our subsidiaries or the shares or other equity interests of any of our subsidiary, in each case where the amount of consideration for any such acquisition or disposition exceeds $15 million in any single transaction, or an aggregate amount of $30 million in any series of transactions during a calendar year, (v) undertaking any liquidation, dissolution or winding up, and (vi) changing the size of the Board of Directors.

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

These changes will also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we will be required, among other things, to:

•	prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of Nasdaq;
•	define and expand the roles and the duties of our Board of Directors and its committees;
•	institute more comprehensive compliance and investor relations functions; and
•

evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	short sales, hedging and other derivative transactions in our common stock;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•	additions or departures in our Board or Directors, senior management or other key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;

•	changing economic conditions;
•	changes in accounting principles;
•	any indebtedness we may incur or securities we may issue in the future;
•	default under agreements governing our indebtedness;
•	exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•	changes in our credit ratings;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, acts of terrorism or responses to these events.

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

Our charter documents contain anti‑takeover provisions that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti‑takeover provisions:

•	permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that our Board of Directors are classified into three classes with staggered, three year terms and that directors may only be removed for cause;
•	require super‑majority voting to amend provisions in our certificate of incorporation and bylaws;
•

include blank‑check preferred stock, the preference, rights and other terms of which may be set by the Board of Directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

•	eliminate the ability of our stockholders to call special meetings of stockholders;
•	specify that special meetings of our stockholders can be called only by our Board of Directors, the chairman of our Board of Directors, or our chief executive officer;
•	prohibit stockholder action by other than unanimous written consent;
•	provide that vacancies on our Board of Directors may be filled only by a majority of directors then in office, even though less than a quorum;
•	prohibit cumulative voting in the election of directors; and
•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

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

Our certificate of incorporation and bylaws provide that the Court of Chancery of the State of Delaware is the exclusive forum for the following civil actions:

•	any derivative action or proceeding brought on our behalf;
•	any action asserting a claim of breach of a fiduciary duty by any of our directors, officers, employees or agents or our stockholders;
•

any action asserting a claim arising pursuant to any provision of the DGCL or our certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware;

•	any action to interpret, apply, enforce or determine the validity of our certificate of incorporation or our bylaws; or

•	any action asserting a claim governed by the internal affairs doctrine.

However, this provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, this provision applies to Securities Act claims and Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Accordingly, there is uncertainty as to whether a court would enforce such provision, and our stockholders will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder. This choice of forum provision, if enforced, may limit a stockholders’ ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees, although our stockholders will not be deemed to have waived our compliance with federal securities laws and the rules and regulations thereunder. Alternatively, if a court were to find the choice of forum provision contained in our certificate of incorporation and bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could have a material adverse effect on our business, financial condition or results of operations.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends, in part, on the research and reports that securities or industry analysts publish about us or our business and our industry. If one or more of the analysts who cover us downgrades our common stock or publishes inaccurate or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our common stock could decrease, which could cause our stock price and trading volume to decline.

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

SPECIAL NOTE REGARDING FORWARD‑LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward‑looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward‑looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “would”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward‑looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward‑looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward‑looking statements included in this Annual Report on Form 10-K as a result of various factors, including, among others:

•	claims arising from unpredictable and severe catastrophe events could reduce our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies;
•	the inability to purchase third‑party reinsurance or otherwise expand our catastrophe coverage in amounts that are commercially acceptable to us or on terms that adequately protect us;
•	the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
•	a decline in our financial strength rating adversely affecting the amount of business we write;
•	reinsurance counterparty credit risk;
•	the concentration of our business in California and Texas;
•	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;
•	our reliance on a select group of brokers;
•	the failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
•	unexpected changes in the interpretation of our coverage or provisions;
•

adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, affecting our growth and profitability;

•	the performance of our investment portfolio adversely affecting our financial results;
•	being forced to sell investments to meet our liquidity requirements;
•

extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;

•	we may become subject to additional government or market regulation;
•	the possibility that states could increase the assessments that Palomar Specialty Insurance Company is required to pay;
•	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;
•	fluctuation and variance in our operating results;

•	the possibility that we act based on inaccurate or incomplete information regarding the accounts we underwrite;
•	our employees, underwriters and other associates taking excessive risks;
•	our inability to obtain future additional capital or obtaining additional capital on unfavorable terms;
•	the failure of our information technology and telecommunications systems;
•	our inability to protect our trademarks or other intellectual property rights;
•	our inability to maintain, or errors in, our third‑party and open source licensed software;
•	the inability to manage our growth effectively;
•	the intense competition for business in our industry;
•	the failure of renewals of our existing contracts to meet expectations could affect our written premiums in the future;
•	our inability to underwrite risks accurately and charge competitive yet profitable rates to our policyholders;
•	the effects of litigation having an adverse effect on our business;
•	changes in accounting practices;
•	our failure to accurately and timely pay claims;
•	legal or regulatory requirements that restrict our ability to access credit score information for purposes of pricing and underwriting our insurance policies;
•	increased costs as a result of being a public company;
•	the failure to maintain effective internal controls in accordance with Sarbanes‑Oxley; and
•	the ability of Genstar Capital to exert significant influence over us and our corporate decisions.

We have based the forward‑looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward‑looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward‑looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward‑looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward‑looking statements.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward‑looking statements by these cautionary statements.

The forward‑looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward‑looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 14,700 square feet of office space for annual rent and rent‑related operating payments of approximately $0.7 million. The lease for this space expires in 2024.

We do not own any real property. We believe that our facilities are adequate for our current needs.

Item 3. Legal Proceedings

We are subject to routine legal proceedings in the normal course of operating our insurance business. We are not involved in any legal proceedings which reasonably could be expected to have a material adverse effect on our business, results of operations or financial condition.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 24, 2020, there were approximately 28 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of the total number of stockholders represented by these stockholders of record.

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

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from April 17, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2019.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

	April 17, 2019	December 31, 2019
Palomar Holdings, Inc	$100.00	$265.88
Nasdaq Composite Index	$100.00	$112.21
Nasdaq Insurance Index	$100.00	$110.88

Item 6. Selected Consolidated Financial and Other Data

The following tables present our selected consolidated financial and other data as of and for the periods indicated.

The selected consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018 and 2017, and the selected consolidated balance sheet data as of December 31, 2019 and 2018 are derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K. The selected consolidated balance sheet data as of December 31, 2017 is derived from our December 31, 2017 audited consolidated balance sheet which is not included in this annual report on Form 10-K.

You should read this data together with our audited consolidated financial statements and related notes which are included elsewhere in this Annual Report on Form 10-K, as well as “Management’s Discussion and Analysis of

Financial Condition and Results of Operations,” also included elsewhere this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that should be expected in any future period.

	Year Ended December 31,
	2019	2018	2017
	(in thousands except shares and per share data)

Gross written premiums	$251,961	$154,891	$120,234
Ceded written premiums	(108,332)	(82,949)	(46,951)
Net written premiums	143,629	71,942	73,283
Net earned premiums	100,207	69,897	55,545
Commission and other income	2,671	2,405	1,188
Total underwriting revenue(1)	102,878	72,302	56,733
Losses and loss adjustment expenses	5,593	6,274	12,125
Acquisition expenses	37,259	28,224	25,522
Other underwriting expenses	51,299	17,957	15,146
Underwriting income(1)	8,727	19,847	3,940
Interest expense	(1,068)	(2,303)	(1,745)
Net investment income	5,975	3,238	2,125
Net realized and unrealized gains (losses) on investments (2)	4,443	(2,569)	608
Income before income taxes	18,077	18,213	4,928
Income tax expense (benefit)	7,456	(6)	1,145
Net income	$10,621	$18,219	$3,783
Per Share Data:
Basic earnings per share	$0.49	$1.07	$0.22
Diluted earnings per share	$0.49	$1.07	$0.22
Weighted‑average common shares outstanding:
Basic	21,501,541	17,000,000	17,000,000
Diluted	21,834,934	17,000,000	17,000,000
Adjusted net income reconciliation:
Net income	10,621	18,219	3,783
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	3,007	1,110	—
Stock‑based compensation expense	24,103	—	—
Expenses associated with retirement of debt	1,297	495	—
Tax impact	(1,149)	—	—
Adjusted net income(1)	$37,879	$19,824	$3,783
Key Financial and Operating Metrics
Return on equity	6.7%	20.9%	5.0%
Adjusted return on equity(1)	24.1%	22.7%	5.0%
Loss ratio	5.6%	9.0%	21.8%
Expense ratio	85.7%	62.6%	71.1%
Combined ratio	91.3%	71.6%	92.9%
Adjusted combined ratio(1)	63.3%	69.5%	92.9%
Diluted earnings per share	$0.49	$1.07	$0.22
Diluted adjusted earnings per share (1)	$1.73	$1.17	$0.22

(1)

Indicates non-GAAP financial measure; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

(2)

Beginning in 2018, we carry our equity securities at fair value with unrealized gains and losses included in this line. Prior to 2018, unrealized gains and losses on equity securities were included in accumulated other comprehensive income as a separate component of stockholders’ equity.

	December 31,
Selected Balance Sheet Data	2019	2018	2017
	(in thousands)
Total investments	$239,479	$147,391	$125,499
Cash and cash equivalents	33,119	9,525	10,780
Premium receivable	36,237	18,633	15,087
Deferred policy acquisition costs	25,201	14,052	15,161
Reinsurance recoverable	17,255	14,562	14,632
Prepaid reinsurance premium	26,105	18,284	3,175
Other assets	18,066	8,687	4,021
Total assets	395,462	231,134	188,355
Accounts payable and other accrued liabilities	13,555	9,245	6,497
Reserve for losses and loss adjustment expenses	16,821	16,061	17,784
Unearned premiums	130,373	79,130	61,976
Ceded premium payable	11,383	10,607	5,069
Other liabilities	4,774	720	1,528
Long‑term notes payable	—	19,079	17,087
Total liabilities	176,906	134,842	109,941
Total stockholders’ equity	218,556	96,292	78,414

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read together with the consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this Annual Report on Form 10-K contains “forward‑looking statements.” You should review the “Special Note Regarding Forward‑Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for factors and uncertainties that may cause our actual future results to be materially different from those in our forward‑looking statements. Forward‑looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward‑looking statements.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $252.0 million for the year ended December 31, 2019, a compound annual growth rate of approximately 72%. For the year ended December 31, 2019, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 88% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

On April 22, 2019, we completed our IPO, and the underwriters in the IPO purchased 6,468,750 shares, including the full exercise of their option to purchase additional shares of common stock. The net proceeds were approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On September 30, 2019, certain selling stockholders completed the September 2019 Secondary Offering of 6,037,500 shares of our common stock. We did not receive any proceeds from the September 2019 Secondary Offering or incur underwriters’ discounts or commissions on the sale.

On January 9, 2020, we, along with certain selling stockholders, completed the January 2020 Secondary Offering of 5,750,000 shares of common stock at a public offering price of $49.00 per share.  Of the 5,750,000 shares sold, 750,000 represented the underwriters’ exercise of their option to purchase additional shares.  The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by us. Our net proceeds from the January 2020 Secondary Offering were approximately $35.4 million, after deducting underwriting discounts and commissions and offering costs.

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

Commission and Other Income

Commission and other income consist of commissions earned on policies written on behalf of third-party insurance companies and where we have no exposure to the insured risk and certain fees earned in conjunction with underwriting policies.

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

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

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

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, technology costs, office rent, stock‑based compensation, and professional services fees such as legal, accounting, and actuarial services. In addition, we incurred expense related to the write‑off of unamortized debt issuance costs on our surplus notes in September 2018 and expense related to the write off of unamortized debt issuance costs on our $20.0 million floating rate senior secured notes (“Floating Rate Notes”) in May 2019.

Interest Expense

Interest expense consists primarily of interest expense on our surplus notes through September 2018 and our Floating Rate Notes after September 2018. In addition, we incurred interest expense related to prepayment penalties on the payoff of our surplus notes in September 2018 and related to the redemption premium paid on our Floating Rate Notes in May 2019.

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and expenses due to external investment managers. As measured by amortized cost, which excludes changes in fair value caused by changes in interest rates, the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost‑basis, mark‑to‑market adjustments, and any “other‑than‑temporary” impairments recognized in earnings. In addition, beginning in 2018, we carry our equity securities at fair value with unrealized gains and losses included in this line. Prior to 2018, unrealized gains and losses on equity securities were included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations offset by the reversal of our U.S. federal deferred tax valuation allowance in March 2019.

For 2018 and 2017, our income tax expense consists mainly of refunds of federal AMT credits. Our income tax expense has also been significantly impacted by the value of our deferred tax assets and liabilities, particularly our U.S. federal income net operating loss carryforwards which may or may not be realizable. In addition, tax legislation such as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) significantly impacts our current and future income tax expense. Among other things, the Tax Act, enacted on December 22, 2017 lowers the U.S. federal corporate tax rate from 35% to 21% starting January 1, 2018.

Key Financial and Operating Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting revenue is a non‑GAAP financial measure defined as total revenue, excluding net investment income and net realized and unrealized gains and losses on investments. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of total revenue in accordance with GAAP to underwriting revenue.

Underwriting income is a non‑GAAP financial measure defined as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments and interest expense. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of income before income taxes in accordance with GAAP to underwriting income.

Adjusted net income is a non‑GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income in accordance with GAAP to adjusted net income.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity in accordance with GAAP to adjusted return on equity.

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

Adjusted combined ratio is a non‑GAAP financial measure defined as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of combined ratio in accordance with GAAP to adjusted combined ratio.

Diluted adjusted earnings per share -  is a non‑GAAP financial measure defined as adjusted net income divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of diluted earnings per share in accordance with GAAP to diluted adjusted earnings per share.

Tangible stockholders’ equity is a non‑GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table summarizes our results for the years ended December 31, 2019 and 2018:

	Year ended
	December 31,			Percent
	2019	2018	Change	Change
	($ in thousands, except per share data)
Gross written premiums	$251,961	$154,891	$97,070	62.7%
Ceded written premiums	(108,332)	(82,949)	(25,383)	30.6%
Net written premiums	143,629	71,942	71,687	99.6%
Net earned premiums	100,207	69,897	30,310	43.4%
Commission and other income	2,671	2,405	266	11.1%
Total underwriting revenue(1)	102,878	72,302	30,576	42.3%
Losses and loss adjustment expenses	5,593	6,274	(681)	(10.9)%
Acquisition expenses	37,259	28,224	9,035	32.0%
Other underwriting expenses	51,299	17,957	33,342	185.7%
Underwriting income(1)	8,727	19,847	(11,120)	(56.0)%
Interest expense	(1,068)	(2,303)	1,235	(53.6)%
Net investment income	5,975	3,238	2,737	84.5%
Net realized and unrealized gains (losses) on investments	4,443	(2,569)	7,012	(272.9)%
Income before income taxes	18,077	18,213	(136)	(0.7)%
Income tax expense (benefit)	7,456	(6)	7,462	NM
Net income	$10,621	$18,219	$(7,598)	(41.7)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	3,007	1,110	1,897	NM
Stock-based compensation expense	24,103	—	24,103	NM
Expenses associated with retirement of debt	1,297	495	802	NM
Tax impact	(1,149)	—	(1,149)	NM
Adjusted net income(1)	$37,879	$19,824	$18,055	91.1%
Key Financial and Operating Metrics
Return on equity	6.7%	20.9%
Adjusted return on equity(1)	24.1%	22.7%
Loss ratio	5.6%	9.0%
Expense ratio	85.7%	62.6%
Combined ratio	91.3%	71.6%
Adjusted combined ratio(1)	63.3%	69.5%
Diluted earnings per share	$0.49	$1.07
Diluted adjusted earnings per share (1)	$1.73	$1.17
NM-Not Meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $252.0 million for the year ended December 31, 2019 compared to $154.9 million for the year ended December 31, 2018, an increase of $97.1 million, or 62.7%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ geographic and distribution footprint, and new partnerships. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 51.8% of our gross written premiums for the year ended December 31, 2019, increased by $48.8 million, or 59.7%, for the year ended December 31, 2019 compared to the same period in the prior year. Approximately $19.4 million of this increase was due to a new partnership with a homeowners carrier in which we assumed $6.6 million of unearned premiums and wrote an additional $12.8 million in premiums.

•

Commercial Earthquake, which represented approximately 15.4% of our gross written premiums for the year ended December 31, 2019, increased by $17.8 million, or 85.0%, for the year ended December 31, 2019 compared to the same period in the prior year.

•

Specialty Homeowners, which represented approximately 13.0% of our gross written premiums for the year ended December 31, 2019, increased by $5.1 million, or 18.5%, for the year ended December 31, 2019 compared to the same period in the prior year.

•

Commercial All Risk, which represented approximately 12.0% of our gross written premiums for the year ended December 31, 2019, increased by $16.0 million, or 111.7%, for the year ended December 31, 2019 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 4.3% of our gross written premiums for the year ended December 31, 2019, increased by $2.6 million or 32.4%, for the year ended December 31, 2019 compared to the same period in the prior year.

•

Residential Flood, which represented approximately 2.1% of our gross written premiums for the year ended December 31, 2019 increased by $3.1 million or 146.0%, for the year ended December 31, 2019 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $25.4 million, or 30.6%, to $108.3 million for the year ended December 31, 2019 from $82.9 million for the year ended December 31, 2018. The increase was primarily due to increased cessions to new quota share reinsurance partners in our Commercial All Risk line. We also incurred increased excess of loss reinsurance expense commensurate with growth in exposure. Ceded written premiums as a percentage of gross written premiums decreased to 43.0% for the year ended December 31, 2019 from 53.6% for the year ended December 31, 2018. The cession percentage was higher in the prior year due to an $11.8 million transfer of unearned premiums in June 2018 related to our entering into a fronting arrangement in our Specialty Homeowners line in the state of Texas. This fronting arrangement terminated in June 2019 in conjunction with the inception of our Specialty Homeowners Facility (“SHF”).

Net Written Premiums

Net written premiums increased $71.7 million, or 99.6%, to $143.6 million for the year ended December 31, 2019 from $71.9 million for the year ended December 31, 2018. The increase was primarily due to higher gross written premiums, primarily in our residential earthquake, commercial earthquake and commercial all risk lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $30.3 million, or 43.4%, to $100.2 million for the year ended December 31, 2019 from $69.9 million for the year ended December 31, 2018 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums under reinsurance agreements.

The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2019	2018	Change	% Change
	($ in thousands)
Gross earned premiums	$200,521	$137,759	$62,762	45.6%
Ceded earned premiums	(100,314)	(67,862)	(32,452)	47.8%
Net earned premiums	$100,207	$69,897	$30,310	43.4%

Commission and Other Income

Commission and other income increased $0.3 million, or 11.1%, to $2.7 million for the year ended December 31, 2019 from $2.4 million for the year ended December 31, 2018 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $0.7 million, or 10.9%, to $5.6 million for the year ended December 31, 2019 from $6.3 million for the year ended December 31, 2018. During the year ended December 31, 2019, losses were primarily attributable to windstorm exposure in Japan through our assumed reinsurance portfolio and attritional losses in our commercial all risk and specialty homeowners lines of business. During the year ended December 31, 2018, losses were primarily attributable to attritional losses in our commercial all risk and specialty homeowners lines of business. Losses decreased during the year ended December 31, 2019 due to a reduction in the severity of weather‑related losses. We incurred a loss of $5 million from Hurricane Florence during the year ended December 31, 2018.

Acquisition Expenses

Acquisition expenses increased $9.1 million, or 32.0%, to $37.3 million for the year ended December 31, 2019 from $28.2 million for the year ended December 31, 2018. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium‑related taxes. Acquisition expenses as a percentage of gross earned premiums were 18.6% for the year ended December 31, 2019 compared to 20.5% for the year ended December 31, 2018. Acquisition expenses as a percentage of gross earned premiums decreased due to higher earned ceding commissions related to our Specialty Homeowners and Commercial All Risk lines.

Other Underwriting Expenses

Other underwriting expenses increased $33.3 million, or 185.7%, to $51.3 million for the year ended December 31, 2019 from $18.0 million for the year ended December 31, 2018. During the year ended December 31, 2019, we incurred increased payroll, professional fees, technology expenses, stock‑based compensation and other expenses necessary to support our growth. During the year ended December 31, 2019, other underwriting expenses included a stock compensation charge of $23.0 million related to the modification of our former parent company’s management incentive plan, $0.4 million of expenses associated with our IPO and tax restructuring, a $0.9 million charge related to the write‑off of debt amortization costs upon redemption of our Floating Rate Notes, and $2.6 million of expenses from one‑time incentive cash bonuses triggered by the September 2019 Secondary Offering and expenses associated with both Secondary Offerings. During the year ended December 31, 2018, other underwriting expenses included $1.1 million of expenses associated with our IPO and tax restructuring and $0.5 million of expenses related to the repayment of our surplus notes in September 2018.

Other underwriting expenses as a percentage of gross earned premiums were 25.6% for the year ended December 31, 2019 compared to 13.0% for the year ended December 31, 2018. Excluding the impact of expenses relating to our IPO, tax restructuring, Secondary Offerings, one‑time incentive cash bonuses, stock‑based compensation and retirement of debt, other underwriting expenses as a percentage of gross earned premiums were 11.6% for the year ended December 31, 2019 compared to 12.0% for the year ended December 31, 2018.

Interest Expense

Interest expense decreased $1.2 million, or 53.6%, to $1.1 million for the year ended December 31, 2019 from $2.3 million for the year ended December 31, 2018. Interest expense decreased as we redeemed our Floating Rate Notes in May 2019 and did not have any long-term debt after May 2019 whereas we had outstanding surplus notes and Floating Rate Notes during the entire year ended December 31, 2018. In addition, interest expense for the year ended December 31, 2019 includes a $0.4 million charge incurred upon redemption of our Floating Rate Notes in May 2019. Interest expense for the year ended December 31, 2018 includes a $0.1 million charge incurred upon repayment of our surplus notes in September 2018.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.8 million, or 84.5%, to $6.0 million for the year ended December 31, 2019 from $3.2 million for the year ended December 31, 2018. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2019 due primarily to proceeds from our IPO which were received in April 2019.

Net realized and unrealized gains on investments increased $7.0 million, to a $4.4 million gain for the year ended December 31, 2019 from a $2.6 million loss for the year ended December 31, 2018. The primary reason for the increase was an improvement in the performance of our equity securities during the year ended December 31, 2019 compared to the year ended December 31, 2018. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset‑backed obligations, and corporate bonds with the remainder of investments in equity securities. Our equity securities are comprised of mutual funds that provide exposure to the U.S. investment grade bond market. The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2019	2018	Change	% Change
	($ in thousands)
Interest income	$5,894	$3,036	$2,858	94.1%
Dividend income	424	514	(90)	(17.5)%
Investment management fees and expenses	(343)	(312)	(31)	9.9%
Net investment income	5,975	3,238	2,737	84.5%
Net realized and unrealized gains (losses) on investments	4,443	(2,569)	7,012	(272.9)%
Total	$10,418	$669	$9,749	NM

Income Tax Expense (Benefit)

Income tax expense increased to $7.5 million for the year ended December 31, 2019 from an immaterial amount for the year ended December 31, 2018 as a result of positive taxable income during the year ended December 31, 2019 occurring after our U.S. domestication in March 2019 partially offset by the benefit from the reduction of the valuation allowance on our federal deferred tax assets.

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

Year ended December 31, 2018 compared to year ended December 31, 2017

The following table summarizes our results for the years ended December 31, 2018 and 2017:

	Year Ended December 31,			Percent
	2018	2017	Change	Change
	($ in thousands except per share data)
Gross written premiums	$154,891	$120,234	$34,657	28.8%
Ceded written premiums	(82,949)	(46,951)	(35,998)	76.7%
Net written premiums	71,942	73,283	(1,341)	(1.8)%
Net earned premiums	69,897	55,545	14,352	25.8%
Commission and other income	2,405	1,188	1,217	102.4%
Total underwriting revenue(1)	72,302	56,733	15,569	27.4%
Losses and loss adjustment expenses	6,274	12,125	(5,851)	(48.3)%
Acquisition expenses	28,224	25,522	2,702	10.6%
Other underwriting expenses	17,957	15,146	2,811	18.6%
Underwriting income(1)	19,847	3,940	15,907	403.7%
Interest expense	(2,303)	(1,745)	(558)	32.0%
Net investment income	3,238	2,125	1,113	52.4%
Net realized and unrealized (losses) gains on investments	(2,569)	608	(3,177)	(522.5)%
Income before income taxes	18,213	4,928	13,285	269.6%
Income tax (benefit) expense	(6)	1,145	(1,151)	(100.5)%
Net income	$18,219	$3,783	$14,436	381.6%
Adjustments:
Expenses associated with IPO and tax restructuring	1,110	—	1,110	NM
Expenses associated with retirement of surplus notes	495	—	495	NM
Adjusted net income(1)	$19,824	$3,783	$16,041	424.0%
Key Financial and Operating Metrics
Return on equity	20.9%	5.0%
Adjusted return on equity(1)	22.7%	5.0%
Loss ratio	9.0%	21.8%
Expense ratio	62.6%	71.1%
Combined ratio	71.6%	92.9%
Adjusted combined ratio(1)	69.5%	92.9%
Diluted earnings per share	$1.07	$0.22
Diluted adjusted earnings per share (1)	$1.17	$0.22
NM- Not Meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $154.9 million for the year ended December 31, 2018 compared to $120.2 million for the year ended December 31, 2017, an increase of $34.7 million, or 28.8%. Premium growth in 2018 was due primarily to an increased volume of policies written across our lines of business which was driven by expansion of our product, geographic and distribution footprint as well as strong premium retention rates for our existing book of business. The changes in gross written premiums were most notable in the following lines of business:

•	Residential Earthquake, which represented approximately 52.7% of our gross written premiums in 2018, increased by $24.4 million, or 42.5%, for the year ended December 31, 2018 over the prior year.

•	Specialty Homeowners, which represented approximately 17.9% of our gross written premiums in 2018, increased by $1.2 million, or 4.4%, for the year ended December 31, 2018 over the prior year.
•	Commercial Earthquake, which represented approximately 13.5% of our gross written premiums in 2018, decreased by $2.1 million, or 9.2%, for the year ended December 31, 2018 over the prior year.
•	Commercial All Risk, which represented approximately 9.3% of our gross written premiums in 2018, increased by $7.0 million, or 95.8%, for the year ended December 31, 2018 over the prior year.
•	Hawaii Hurricane, which represented approximately 5.2% of our gross written premiums in 2018, increased by $2.8 million or 52.7%, for the year ended December 31, 2018 over the prior year.

Ceded Written Premiums

Ceded written premiums increased $36.0 million, or 76.7%, to $82.9 million for the year ended December 31, 2018 from $46.9 million for the year ended December 31, 2017. The increase was primarily due to increased excess of loss reinsurance cost due to higher exposure from the growth of our portfolio, as well as increased ceding of written premium related to our Specialty Homeowners operations in the state of Texas. As of June 2018, we act as a fronting carrier for these operations and cede substantially all of the risk and premium in exchange for a fronting fee. Ceded written premiums as a percentage of gross written premiums increased to 53.6% for the year ended December 31, 2018 from 39.0% for the year ended December 31, 2017.

Net Written Premiums

Net written premiums decreased $1.3 million, or 1.8%, to $71.9 million for the year ended December 31, 2018 from $73.3 million for the year ended December 31, 2017. The decrease was primarily due to higher ceded written premiums under reinsurance agreements.

Net Earned Premiums

Net earned premiums increased $14.4 million, or 25.8%, to $69.9 million for the year ended December 31, 2018 from $55.5 million for the year ended December 31, 2017 due primarily to the earned portion of the higher gross written premiums described above offset by the earned portion of the higher ceded written premiums described above under reinsurance agreements for the year ended December 31, 2018. The below table shows the amount of premiums we earned on a gross and net basis:

	Year Ended
	December 31,
	2018	2017	Change	% Change
	($in thousands)
Gross earned premiums	$137,759	$100,961	$36,798	36.4%
Ceded earned premiums	(67,862)	(45,416)	(22,446)	49.4%
Net earned premiums	$69,897	$55,545	$14,352	25.8%

Commission and Other Income

Commission and other income increased $1.2 million, or 102.4%, to $2.4 million for the year ended December 31, 2018 from $1.2 million for the year ended December 31, 2017 due primarily to an increase in the volume of REI policies written and resulting increase in associated commission income.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $5.9 million, or 48.3%, to $6.3 million for the year ended December 31, 2018 from $12.1 million for the year ended December 31, 2017. The decrease primarily relates to lower losses, and favorable prior year loss development, net of reinsurance, during 2018 versus 2017. We incurred $6.5 million of loss due to Hurricane Harvey in 2017. This event increased our loss ratio by 11.7% for the year end December 31, 2017.

Acquisition Expenses

Acquisition expenses increased $2.7 million, or 10.6%, to $28.2 million for the year ended December 31, 2018 from $25.5 million for the year ended December 31, 2017. The primary reason for the increase was due to higher earned premiums offset by higher earned ceding commissions on ceded business, as well as a change in the overall mix of business produced. Acquisition expenses as a percentage of gross earned premiums were 20.5% for the year ended December 31, 2018 and 25.3% for the year ended December 31, 2017.

Other Underwriting Expenses

Other underwriting expenses increased $2.8 million, or 18.6%, to $17.9 million for the year ended December 31, 2018 from $15.1 million for the year ended December 31, 2017. The increase was primarily due to increased staffing, professional fees and other expenses necessary to support our growth. Other underwriting expenses as a percentage of gross earned premiums were 13.0% for the year ended December 31, 2018 and 15.0% for the year ended December 31, 2017.

Interest Expense

Interest expense increased $0.6 million, or 32.0%, to $2.3 million for the year ended December 31, 2018 from $1.7 million for the year ended December 31, 2017. The increase was primarily due to $0.5 million in charges associated with paying off the Surplus Note in September 2018.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $1.1 million, or 52.4%, to $3.2 million for the year ended December 31, 2018 from $2.1 million for the year ended December 31, 2017. The primary reason for the increase was a higher average balance of investments during the year ended December 31, 2018. Net realized and unrealized gains on investments decreased $3.2 million, or 52.3%, to a $2.5 million loss for the year ended December 31, 2018 from a gain of $0.6 million for the year ended December 31, 2017. The primary reason for the decrease was $6.0 million of unrealized losses on equity securities offset by $3.5 million of net realized investment gains during the year. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset‑backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017	Change	% Change
	($in thousands)
Interest income	$3,036	$1,916	$1,120	58.5%
Dividend income	514	514	—	—
Less: investment management fees and expenses	(312)	(305)	(7)	2.3%
Net investment income	3,238	2,125	1,113	52.4%
Net realized and unrealized gains (losses) on investments	(2,569)	608	(3,177)	(522.5)%
Total	$669	$2,733	$(2,064)	(75.5)%

Income Tax (Benefit) Expense

Income tax (benefit) expense decreased $1.1 million to an immaterial benefit for the year ended December 31, 2018 from a $1.1 million expense for the year ended December 31, 2017. Income tax expense was higher in the prior year primarily due to the recognition of a $0.9 million valuation allowance on deferred tax assets in 2017. We recorded a valuation allowance in 2017 due to 3‑year cumulative losses and a large catastrophe event during 2017. We increased the valuation allowance by $0.7 million in 2018 due to an increase in net deferred tax assets. The amount of our deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

We are subject to income taxes in certain jurisdictions in which we operate. We generate taxable income in our U.S. subsidiaries. We earn income in Bermuda, a non‑taxable jurisdiction, primarily as a result of quota share reinsurance agreements between our U.S. insurance subsidiary and Palomar Re, and the investment income earned in Palomar Re. Effective January 1, 2016, our U.S. insurance subsidiary and Palomar Re entered into a quota share reinsurance agreement under which the U.S. insurance subsidiary ceded 35% of the earthquake gross premiums earned as well as losses and loss adjustment expenses to Palomar Re in exchange for a 20% ceding commission. Effective January 1, 2017, the agreement was amended and the cession was decreased to 26.5% with a 25% ceding commission. Effective September 1, 2017, the agreement was amended and the cession was decreased to 0%. Effective January 1, 2018, the agreement was amended, the cession was increased to 50%, and the Hawaii Hurricane gross premiums earned and losses and loss adjustment expenses were added to the lines of business. As a result of our multinational operations our effective tax rate is currently below that of a fully U.S. based operation.

Following the domestication transactions, we expect that all of our income will be subject to U.S. income tax.

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

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Total revenue	$113,296	$72,971	$59,466
Net investment income	(5,975)	(3,238)	(2,125)
Net realized and unrealized (gains) losses on investments	(4,443)	2,569	(608)
Underwriting revenue	$102,878	$72,302	$56,733

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

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Income before income taxes	$18,077	$18,213	$4,928
Net investment income	(5,975)	(3,238)	(2,125)
Net realized and unrealized (gains) losses on investments	(4,443)	2,569	(608)
Interest expense	1,068	2,303	1,745
Underwriting income	$8,727	$19,847	$3,940

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

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net income	$10,621	$18,219	$3,783
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	3,007	1,110	—
Stock-based compensation expense	24,103	—	—
Expenses associated with retirement of debt	1,297	495	—
Tax impact	(1,149)	—	—
Adjusted net income	$37,879	$19,824	$3,783

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

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Numerator: Adjusted net income	$37,879	$19,824	$3,783
Denominator: Average stockholder’s equity:	157,424	87,353	75,762
Adjusted return on equity	24.1%	22.7%	5.0%

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

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$91,480	$50,050	$51,605
Denominator: Net earned premiums	$100,207	$69,897	$55,545
Combined ratio	91.3%	71.6%	92.9%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	(3,007)	(1,110)	—
Stock-based compensation expense	(24,103)	—	—
Portion of expenses associated with retirement of debt classified as other underwriting expenses	(897)	(345)	—
Adjusted combined ratio	63.3%	69.5%	92.9%

Diluted adjusted earnings per share

We define diluted adjusted earnings per share as adjusted net income divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. We use diluted adjusted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with GAAP, and other companies may define diluted adjusted earnings per share differently.

	Year Ended December 31,
	2019	2018	2017
	(in thousands except shares and per share data)

Adjusted net income	$37,879	$19,824	$3,783
Weighted-average common shares outstanding, diluted	21,834,934	17,000,000	17,000,000
Diluted adjusted earnings per share	$1.73	$1.17	$0.22

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

	December 31,
	2019	2018	2017
	(in thousands)
Stockholders’ equity	$218,556	$96,292	$78,414
Intangible assets	(744)	(744)	(744)
Tangible stockholders’ equity	$217,812	$95,548	$77,670

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

Our U.S. insurance company subsidiary is restricted by statute as to the amount of dividends that it may pay without the prior approval of the Oregon and California Insurance Commissioners. Generally, insurers may pay dividends without advance regulatory approval only from earned surplus and only to the extent that all dividends paid in the twelve months ending on the date of the proposed dividend do not exceed the greater of (i) 10% of their policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of their net income (excluding realized investment gains or losses) for the calendar year preceding the year in which the value is being determined. In addition, a domestic insurer may only declare a dividend from earned surplus, which does not include surplus arising from unrealized capital gains or revaluation of assets. A domestic insurer may declare a dividend from other than earned surplus only if the Insurance Commissioner approves the declaration prior to payment of the dividend. Our U.S. insurance company subsidiary may pay a dividend or distribution no greater than $10.3 million to us in 2020 without the prior approval of the Oregon and California Insurance Commissioners due to our U.S. Insurance Company Subsidiary’s earned surplus of $10.3 million as of December 31, 2019. In addition, there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted by state insurance regulators. In the future, state insurance regulatory authorities may adopt statutory provisions more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Oregon and California’s state insurance regulators have a risk‑based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2019 and December 31, 2018, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk‑based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2019 and December 31, 2018.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2019 and December 31, 2018, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from our Bermuda subsidiary during 2020 is calculated to be approximately $5.7 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. During 2018, our Bermuda subsidiary paid $13.7 million in dividends to the Company, which were approved by the Bermuda Monetary Authority. There were no dividends approved or paid in 2019.

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from offerings of debt and equity securities. We use our cash flows primarily to pay operating expenses, losses and loss adjustment expenses, and income taxes.

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

We generated positive cash flows from operations for each of the years ended December 31, 2019, 2018 and 2017. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017
	($ in thousands)
Cash provided by (used in):
Operating activities	$41,700	$22,808	$20,248
Investing activities	(80,566)	(25,365)	(19,128)
Financing activities	62,291	1,549	—
Change in cash, cash equivalents, and restricted cash	$23,425	$(1,008)	$1,120

Our cash flow from operating activities has been positive in each of the last three years. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, and reinsurance payments. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Cash used in investing activities for each of the last three years related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash provided by financing activities for the year ended December 31, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million of cash paid to redeem our Floating Rate Notes in May 2019 and a one-time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019. Cash provided by financing activities in 2018 was related to the issuance of Floating Rate Notes and the payoff of surplus notes in September 2018. There was no cash flow from financing activities in 2017.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $272.8 million in cash and investment securities available at December 31, 2019. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

Surplus Notes

Prior to September 2018, the Company had $17.5 million in outstanding surplus notes which had been issued by PSIC on February 3, 2015 for a term of seven years. The surplus notes bore interest at the rate of LIBOR plus 8.00% and had restrictions as to payments of interest and principal. Any such payments required the prior approval of the Oregon Insurance Commissioners before such payments could be made. Such payments could only be made from surplus.

Floating Rate Notes

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”), bearing interest at the three-month treasury rate plus 6.50% per annum. As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre‑payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write‑off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write‑off was recognized as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the year ended December 31, 2019 (inclusive of the $0.4 million redemption premium) and $0.6 million for the year ended December 31, 2018 and paid $1.2 million and $0.5 million for each period, respectively. The Company incurred $1.2 million and $1.6 million in interest expense related to the surplus notes for the year ended December 31, 2018 and 2017, respectively and paid $1.2 million and $1.6 million in each period, respectively.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2019:

			One Year	Three Years
		Less Than	to Less Than	to Less Than	More Than
	Total	One Year	Three Years	Five Years	Five Years
	(in thousands)
Reserves for losses and loss adjustment expenses	$16,821	$10,538	$5,079	$967	$237
Operating lease obligations	3,966	843	1,783	1,340	—
Total	$20,787	$11,381	$6,862	$2,307	$237

The reserve for losses and loss adjustment expenses represent management’s estimate of the ultimate cost of settling losses. As more fully discussed in “—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses” below, the estimation of the reserve for losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2019 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Financial Condition

Stockholders’ Equity

At December 31, 2019 total stockholders’ equity was $218.6 million and tangible stockholders’ equity was $217.8 million, compared to total stockholders’ equity of $96.3 million and tangible stockholders’ equity of $95.5 million as of December 31, 2018. Stockholders’ equity increased for the year ended December 31, 2019 primarily due to the receipt of $87.4 million in net proceeds from our IPO. Stockholders’ equity also increased due to $24.1 million stock‑based compensation expense, which was treated as additional paid in capital. In addition, stockholder’s equity increased due to $10.6 of net income and $5.2 million of unrealized gain on fixed maturity investments. These items were offset by a $5.1 million cash distribution to our principal stockholder.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2019, the majority of our investment portfolio, or $217.2 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $22.3 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment‑grade bond market. In addition, we maintained a non‑restricted cash and cash equivalent balance of $33.1 million at December 31,2019. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.49 and 3.93 years and an average rating of A1/A+ and “Aa3/AA−” at December 31, 2019 and December 31, 2018, respectively. Our fixed income investment portfolio had a book yield of 2.9% as of December 31, 2019, compared to 3.0% as of December 31, 2018.

At December 31, 2019 and December 31, 2018 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
December 31, 2019	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$13,371	$13,679	6.3%
States, territories, and possessions	2,298	2,445	1.1%
Political subdivisions	1,913	1,942	0.9%
Special revenue excluding mortgage/asset-backed securities	18,139	18,436	8.5%
Industrial and miscellaneous	124,726	129,013	59.4%
Mortgage/asset-backed securities	50,831	51,636	23.8%
Total available-for-sale investments	$211,278	$217,151	100.0%

	Amortized	Fair	% of Total
December 31, 2018	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$15,299	$15,269	12.5%
States, territories, and possessions	1,227	1,221	1.0%
Political subdivisions	825	815	0.7%
Special revenue excluding mortgage/asset-backed securities	12,429	12,453	10.2%
Industrial and miscellaneous	65,885	65,126	53.3%
Mortgage/asset-backed securities	27,284	27,336	22.4%
Total available-for-sale investments	$122,949	$122,220	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2019 and December 31, 2018:

	Estimated	% of
December 31, 2019	Fair Value	Total
	($ in thousands)
Rating
AAA	$83,821	38.6%
AA	24,321	11.2%
A	69,488	32.0%
BBB	32,138	14.8%
BB	7,383	3.4%
	$217,151	100.0%

	Estimated	% of
December 31, 2018	Fair Value	Total
	($ in thousands)
Rating
AAA	$57,693	47.2%
AA	13,023	10.7%
A	33,030	27.0%
BBB	17,984	14.7%
B	490	0.4%
	$122,220	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2019 were as follows:

	Amortized	Fair	% of Total
December 31, 2019	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$9,280	$9,299	4.3%
Due after one year through five years	64,933	66,108	30.4%
Due after five years through ten years	59,192	62,292	28.7%
Due after ten years	27,042	27,816	12.8%
Mortgage and asset-backed securities	50,831	51,636	23.8%
	$211,278	$217,151	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.  See “Critical Accounting Policies and Estimates- Investment Valuation and Impairment” for discussion of investment valuation and impairment considerations.

Critical Accounting Policies and Estimates

We identified the accounting estimates below as critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and which require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our consolidated financial statements. These judgments and estimates affect the reported amounts of assets, liabilities, revenue and expenses and the disclosure of material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. For a detailed discussion of our accounting policies, see the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We do not discount this reserve. We seek to establish reserves that will ultimately prove to be adequate.

We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses (“IBNR”). Through our TPAs, we generally are notified of losses by our insureds or their agents or brokers. Based on the information provided by the TPAs, we establish initial case reserves by estimating the ultimate losses from the claim, including administrative costs associated with the ultimate settlement of the claim. Our claims department personnel use their knowledge of the specific claim along with internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.

With the assistance of an independent, actuarial firm, we also use statistical analysis to estimate the cost of losses and loss adjustment expenses related to IBNR. Those estimates are based on our historical information, industry information and estimates of trends that may affect the ultimate frequency of incurred but not reported claims and changes in ultimate claims severity.

We regularly review our reserve estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in current operations. During the loss settlement period, if we have indications that claims frequency or severity exceeds our initial expectations, we generally increase our reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, we generally reduce our reserves for losses and loss adjustment expenses once we have sufficient data to confirm the validity of the favorable trends. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in our consolidated financial statements.

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2019 and 2018.

	December 31, 2019
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$5,832	34.7%	$1,322	34.2%
IBNR	10,989	65.3%	2,547	65.8%
Total reserves	$16,821	100.0%	$3,869	100.0%

	December 31, 2018
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$5,850	36.4%	$3,543	85.1%
IBNR	10,211	63.6%	622	14.9%
Total reserves	$16,061	100.0%	$4,165	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. On a quarterly basis, we perform an analysis of our loss development and select the expected ultimate loss ratio for each of our product lines by accident year. In our actuarial analysis, we use input from our TPAs and our underwriting and claims departments, including premium pricing assumptions and historical experience. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate loss and loss adjustment expenses reserves are:

•

Reported and/or Paid Loss Development Methods—Ultimate losses are estimated based on historical reported and/or paid loss reporting patterns. Reported losses are the sum of paid and case losses. Industry development patterns are substituted for historical development patterns when sufficient historical data is not available.

•

Reported Bornhuetter‑Ferguson Severity Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected average severity, estimated ultimate claim counts and the historical development patterns of reported losses.

•

Paid Bornhuetter‑Ferguson Pure Premium Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected pure premium and on the historical development patterns of reported losses.

The method(s) used vary based on the line of business and the loss event. Considering each of the alternative ultimate estimates, we select an estimate of ultimate loss for each line of business. For Earthquake and “Difference in Conditions” policies, more emphasis is placed on reported methods. For the remainder, a weighted average is selected.

Loss Adjustment Expense reserves were estimated based on the ratio of paid loss adjustment expense to paid loss, which was estimated for Wellington, York (Commercial All Risk, DIC, Flood, Inland Marine -Builders Risk), and Cabrillo claims separately as well as split by hurricane and excluding hurricane. We then applied this ratio to our estimated unpaid loss, by multiplying the ratio times 50% of loss case reserves and 100% of loss IBNR reserves.  This was applied by line of business and accident year to arrive at estimated unpaid loss adjustment expense on a gross basis.  We then added the estimated unpaid loss adjustment expense on a gross basis to the paid loss adjustment expense to calculate estimated ultimate loss adjustment expense.

On a quarterly basis, the Chief Executive Officer, President, Chief Risk Officer, Chief Financial Officer, Chief Accounting Officer, and Vice President Legal—Compliance & Claims, meet to review the recommendations made by the independent actuarial consultant and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.

Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2019. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate			Potential Impact
		LLAE	December 31, 2019		on 2019
	Accident	Sensitivity	Net Ultimate	Net LLAE	Pre‑tax	Stockholders’
Sensitivity	Year	Factor	Incurred LLAE	Reserve	income	Equity*
	($ in thousands)
Sample increases	2019	5.0%	$5,771	$3,591	$289	$228
	2018	2.5%	$8,103	$213	$203	$160
	Prior	1.0%	$20,053	$64	$201	$158
Sample decreases	2019	(5.0)%	$5,771	$3,591	$(289)	$(228)
	2018	(2.5)%	$8,103	$213	$(203)	$(160)
	Prior	(1.0)%	$20,053	$64	$(201)	$(158)

*Effective tax rate estimated to be 21%

The amount by which estimated losses differ from those originally reported for a period is known as “development.” Development is unfavorable when the losses ultimately settle for more than the amount reserved or subsequent estimates indicate a basis for reserve increases on unresolved claims. Development is favorable when losses ultimately settle for less than the amount reserved, or subsequent estimates indicate a basis for reducing loss reserves on unresolved claims. We reflect favorable or unfavorable development of loss reserves in the results of operations in the period the estimates are changed.

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2016 to	2017 to	2018 to
Accident Year	2016	2017	2018	2019	2017	2018	2019
	(in thousands)
Prior	$12,266	$11,279	$10,752	$10,663	$(987)	$(527)	$(89)
2017	N/A	31,833	29,183	30,004	N/A	(2,650)	821
2018	N/A	N/A	17,667	15,984	N/A	N/A	(1,683)
2019	N/A	N/A	N/A	25,127	N/A	N/A	N/A
					$(987)	$(3,177)	$(951)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2016 to	2017 to	2018 to
Accident Year	2016	2017	2018	2019	2017	2018	2019
	(in thousands)
Prior	$9,954	$9,456	$9,280	$9,410	$(498)	$(176)	$130
2017	N/A	12,605	10,893	10,644	N/A	(1,712)	(249)
2018	N/A	N/A	8,163	8,103	N/A	N/A	(60)
2019	N/A	N/A	N/A	5,771	N/A	N/A	N/A
					$(498)	$(1,888)	$(179)

During the year ended December 31, 2019, our gross incurred losses for accident years 2018 and prior developed favorably by $1.0 million. This favorable development was due to reported losses emerging at a lower level than expected, primarily in our Specialty Homeowners business. The net favorable development of $0.2 million reflects the effect of our reinsurance program.

During the year ended December 31, 2018, our gross incurred losses for accident years 2017 and prior developed favorably by $3.2 million. This favorable development was due to reported losses emerging at a lower level than expected, primarily in our Specialty Homeowners business. The net favorable development of $1.9 million reflects the effect of our reinsurance program.

During the year ended December 31, 2017, our gross incurred losses for accident years 2016 and prior developed favorably by $1.0 million. This favorable development was due to reported losses emerging at a lower level than expected, primarily in our Specialty Homeowners business. The net favorable development of $0.1 million reflects the effect of our reinsurance program.

Although we believe that our reserve estimates are reasonable, it is possible that our actual loss experience may not conform to our assumptions. Specifically, our actual ultimate loss ratio could differ from our initial expected loss ratio or our actual reporting and payment patterns could differ from our expected reporting and payment patterns, which are based on our own data and industry data. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimates included in our financial statements. We regularly review our estimates and adjust them as necessary as experience develops or as new information becomes known to us. Such adjustments are included in the results of current operations.

Investment Valuation and Impairment

Fair value measurements

We invest in a variety of investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset‑backed obligations, and corporate bonds. All of our investments in fixed maturity securities and equity securities are carried at fair value, defined as the price that we would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market of the investment. Market participants are assumed to be independent, knowledgeable, able and willing to transact an exchange and not acting under duress.

In our disclosure of the fair value of our investments, we utilize a hierarchy based on the quality of inputs used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Adjustments to transaction prices or quoted market prices may be required in illiquid or disorderly markets in order to estimate fair value. The three levels of the fair value hierarchy are described below:

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

We use independent pricing sources to obtain the estimated fair values of investments. The fair value is based on quoted market prices, where available. In cases where quoted market prices are not available, the fair value is based on a variety of valuation techniques depending on the type of investment. The fair values obtained from independent pricing sources are reviewed for reasonableness and any discrepancies are investigated for final valuation.

The fair value of our investments in fixed maturity securities is estimated using relevant inputs, including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. An Option Adjusted Spread model is also used to develop prepayment and interest rate scenarios. These fair value measurements are estimated based on observable, objectively verifiable market information rather than market quotes; therefore, these investments are classified and disclosed in Level 2 of the hierarchy.

The fair value of our investments in equity securities is based on quoted prices available in active markets and classified and disclosed in Level 1 of the hierarchy.

Investment securities are subject to fluctuations in fair value due to changes in issuer‑specific circumstances, such as credit rating, and changes in industry‑specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Unrealized gains and losses on our fixed maturity securities are included in accumulated other comprehensive income as a separate component of total stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income. Prior to 2018, unrealized gains and losses on equity securities were included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Impairment

We review all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value is deemed to be other‑than‑temporary. This decision requires judgement and we consider the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis;
•	The time period during which there has been a significant decline in fair value;
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates;
•	A fundamental analysis of the business prospects and financial condition of the issuer;
•	Our intent to sell the securities as of each reporting date; and
•	If we do not expect to recover the entire amortized cost basis or cost of the investment;

Other‑than‑temporary declines in fair value of fixed maturity securities are evaluated for amounts considered credit losses by comparing the expected present value of cash flows to be collected to the amortized cost of the security. Once the amount of other‑than‑temporary impairment (“OTTI”) related to the credit loss is determined, the unrealized loss is then bifurcated into the credit‑related loss and the loss related to all other factors. The credit‑related OTTI loss is recognized as a realized loss in the statement of comprehensive income and the cost basis of the security is reduced. The OTTI related to other factors remain in accumulated other comprehensive income. Other‑than‑temporary declines in the fair value of equity securities are recorded as realized losses in the consolidated statement of comprehensive income and the cost basis of the security is reduced.

In our review as of December 31, 2019 and 2018, we determined that, for fixed maturity securities in an unrealized loss position, the unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other‑than‑temporarily impaired; therefore, none of the fixed maturity securities were written down during the respective years.

In our review as of December 31, 2017, we determined that the unrealized losses of the equity securities lots were considered to be temporary due to the severity of the declines therefore, none of the equity securities were written down, and any remaining unrealized losses of equity securities at that time were recognized to retained earnings upon adoption of ASU 2016‑01 on January 1, 2018. See “Note 2—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Deferred Income Taxes

We account for taxes under the asset and liability method, under which we record deferred income taxes as assets or liabilities on our balance sheet to reflect the net tax effect of the temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and their respective tax bases. Deferred tax assets and liabilities are measured by applying enacted tax rates in effect for the years in which such differences are expected to reverse.

Our deferred tax assets result from temporary differences primarily attributable to unearned premiums and net operating losses. Our deferred tax liabilities result primarily from deferred acquisition costs and unrealized gains in the investment portfolio. On a quarterly basis, we review our deferred tax assets and, if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we reduce our deferred tax asset with a valuation allowance. The assessment requires significant judgement.

We recorded a valuation allowance in 2017 due to 3‑year cumulative losses and a large catastrophe event during 2017. We increased the valuation allowance by $0.7 million in 2018. The amount of our deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period are increased or if objective negative evidence in the form of cumulative losses is no longer present.

On December 22, 2017, the President of the United States signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. We evaluated all available information and made reasonable estimates of the impact of tax reform to substantially all components of our net deferred tax assets as of December 31, 2017. We finalized our accounting for the Tax Act during 2018 with no significant impact to earnings or deferred taxes.

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

Prior to 2019, the Company maintained a valuation allowance on the U.S. tax attributes due to significant negative evidence, including cumulative U.S. losses in the most recent three‑year period and our assessment that the realization of the net deferred tax assets did not meet the “more likely than not” criteria under ASC 740, Income Taxes. Management assessed available positive and negative evidence to estimate whether sufficient future taxable income would be generated to permit use of the existing deferred tax assets. The projected reversal of temporary differences, the Domestication, and projected future operating income in the U.S. represents significant positive evidence, which outweighed the historical negative evidence.

Based on this evidence, management determined it was more likely than not that the federal deferred tax assets are recoverable and therefore the associated valuation allowance was released as of March 31, 2019. State NOL carryforwards, due to the limited carryforward period, do not meet the “more likely than not” criteria and we will continue to maintain a valuation allowance on the associated deferred tax assets. We decreased the valuation allowance on the federal deferred tax assets by $1.7 million as a result of this analysis. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

For the year ended December 31, 2019 tax expense differs from the expected tax computed at the statutory tax rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of our U.S.

deferred tax valuation allowance offset by tax expense of $4.8 million from the addback related to the stock compensation charge recognized during the first quarter that is not deductible for tax purposes.

Recent Accounting Pronouncements

See “Note 2—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K for a discussion of accounting pronouncements recently adopted and recently issued accounting pronouncements not yet adopted and their potential impact to our financial statements.

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the risk of economic losses due to adverse changes in the estimated fair value of a financial instrument as the result of changes in equity prices, interest rates, foreign currency exchange rates and commodity prices. Our consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities. We do not have material exposure to foreign currency exchange rate risk or commodity risk.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 81.8% rated “A−” or better. At December 31, 2019, none of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2019 the estimated fair value of our fixed maturities was $217.2 million. We estimate that a 100‑basis point increase in interest rates would cause a 3.8% decline in the estimated fair value of our fixed maturities portfolio, while a 100‑basis point decrease in interest rates would cause a 3.9% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

Inflation

We establish our insurance premiums prior to knowing the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in our pricing and our establishing of reserves for losses and loss adjustment expenses. Inflation in excess of the levels we have assumed could cause losses and loss adjustment expenses to be higher than we anticipated.

Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in total stockholders’ equity.

Seasonality

Our Commercial All Risk, Specialty Homeowners and Hawaii Hurricane businesses expose us to claims from seasonal weather events such as hurricanes and windstorms. The occurrence of such events typically increases between June and November of each year. As a result, we may experience increased losses in our Commercial All Risk, Specialty Homeowners and Hawaii Hurricane lines of business during this period. Our Residential Earthquake and Commercial Earthquake businesses are not subject to seasonality.

81

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2019 and 2018 and for each of the Three Years Ended December 31, 2019, 2018 and 2017
Report of Independent Registered Public Accounting Firm	82
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2019 and 2018	83
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2019, 2018 and 2017	84
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2019, 2018 and 2017	85
Consolidated Statements of Cash Flows for the three years ended December 31, 2019, 2018 and 2017	86
Notes to Consolidated Financial Statements	88
Schedule II—Condensed Financial Information of Registrant—Parent Company only	118
Schedule V—Valuation and Qualifying Accounts	122

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

February 28, 2020

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31,	December 31,
	2019	2018
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $211,278 in 2019; $122,949 in 2018)	$217,151	$122,220
Equity securities, at fair value (cost: $21,336 in 2019; $27,188 in 2018)	22,328	25,171
Total investments	239,479	147,391
Cash and cash equivalents	33,119	9,525
Restricted cash	230	399
Accrued investment income	1,386	734
Premium receivable	36,237	18,633
Deferred policy acquisition costs	25,201	14,052
Reinsurance recoverable on unpaid losses and loss adjustment expenses	12,952	11,896
Reinsurance recoverable on paid losses and loss adjustment expenses	4,303	2,666
Prepaid reinsurance premium	26,105	18,284
Prepaid expenses and other assets	14,861	5,863
Property and equipment, net	845	947
Intangible assets	744	744
Total assets	$395,462	$231,134
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$13,555	$9,245
Reserve for losses and loss adjustment expenses	16,821	16,061
Unearned premiums	130,373	79,130
Ceded premium payable	11,383	10,607
Funds held under reinsurance treaty	1,658	720
Income and excise taxes payable	1,117	—
Deferred tax liabilities, net	1,999	—
Long-term notes payable	—	19,079
Total liabilities	176,906	134,842
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 and 0 shares authorized as of December 31, 2019 and December 31, 2018, respectively, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,468,750 and 17,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid-in capital	180,012	68,498
Accumulated other comprehensive income (loss)	4,686	(563)
Retained earnings	33,856	28,355
Total stockholders' equity	218,556	96,292
Total liabilities and stockholders' equity	$395,462	$231,134

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2019	2018	2017
Revenues:
Gross written premiums	$251,961	$154,891	$120,234
Ceded written premiums	(108,332)	(82,949)	(46,951)
Net written premiums	143,629	71,942	73,283
Change in unearned premiums	(43,422)	(2,045)	(17,738)
Net earned premiums	100,207	69,897	55,545
Net investment income	5,975	3,238	2,125
Net realized and unrealized gains (losses) on investments	4,443	(2,569)	608
Commission and other income	2,671	2,405	1,188
Total revenues	113,296	72,971	59,466
Expenses:
Losses and loss adjustment expenses	5,593	6,274	12,125
Acquisition expenses	37,259	28,224	25,522
Other underwriting expenses (includes stock-based compensation of $24,103, $0 and $0 for the years ended December 31, 2019, 2018 and 2017, respectively)	51,299	17,957	15,146
Interest expense	1,068	2,303	1,745
Total expenses	95,219	54,758	54,538
Income before income taxes	18,077	18,213	4,928
Income tax expense (benefit)	7,456	(6)	1,145
Net income	10,621	18,219	3,783
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale, net of taxes for year ended December 31, 2019 2018, and 2017, respectively	5,249	(341)	1,522
Net comprehensive income	$15,870	$17,878	$5,305
Per Share Data:
Basic earnings per share	$0.49	$1.07	$0.22
Diluted earnings per share	$0.49	$1.07	$0.22

Weighted-average common shares outstanding:
Basic	21,501,541	17,000,000	17,000,000
Diluted	21,834,934	17,000,000	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2016	17,000,000	$2	$68,498	$1,017	$3,592	$73,109
Net impact of tax reform on net unrealized gains on investments	—	—	—	454	(454)	—
Change in net unrealized gain on investments	—	—	—	1,522	—	1,522
Net income	—	—	—	—	3,783	3,783
Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414

Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414
Change in net unrealized loss on investments	—	—	—	(341)	—	(341)
Impact of equity accounting guidance adoption	—	—	—	(3,215)	3,215	—
Net income	—	—	—	—	18,219	18,219
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292

Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Change in net unrealized gains on investments	—	—	—	5,249	—	5,249
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	24,103	—	—	24,103
Issuance of common stock in initial public offering, net of offering costs	6,468,750	—	87,411	—	—	87,411
Net income	—	—	—	—	10,621	10,621
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$10,621	$18,219	$3,783
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	24,103	—	—
Depreciation expense	216	212	160
Amortization and write-off of debt issuance costs	921	443	114
Loss on asset disposal	1	—	1
Net realized and unrealized losses (gains) on investments	(4,443)	2,569	(608)
Amortization of premium on fixed maturity securities	431	481	966
Deferred income tax expense	646	—	1,134
Changes in operating assets and liabilities:
Accrued investment income	(652)	54	(137)
Premium receivable	(17,604)	(3,546)	(3,845)
Deferred policy acquisition costs	(11,149)	1,109	(4,507)
Reinsurance recoverables	(2,693)	70	(13,089)
Prepaid reinsurance premium	(7,821)	(15,109)	(1,527)
Prepaid expenses and other assets	(8,998)	(4,603)	(1)
Accounts payable and other accrued liabilities	3,287	2,748	2,238
Reserve for losses and loss adjustment expenses	760	(1,723)	13,006
Unearned premiums	51,243	17,154	19,266
Ceded premiums payable	776	5,538	3,487
Funds held under reinsurance treaty	938	(797)	(204)
Income taxes payable	1,117	(11)	11
Net cash provided by operating activities	41,700	22,808	20,248
Investing activities
Purchases of property and equipment	(115)	(332)	(68)
Purchases of fixed maturity securities	(211,587)	(102,745)	(43,485)
Purchases of equity securities	(58,858)	(33,712)	(10,723)
Sales and maturities of fixed maturity securities	124,151	81,215	28,628
Sales of equity securities	64,820	29,959	6,770
Securities receivable or payable, net	1,023	250	(250)
Net cash used in investing activities	(80,566)	(25,365)	(19,128)
Financing activities
Proceeds from initial public offering, net of offering costs	87,411	—	—
Repayment of surplus notes	—	(17,500)	—
Distribution to stockholder	(5,120)	—	—
Proceeds from issuance of Floating Rate Notes, net of issuance costs	—	19,049	—
Redemption of Floating Rate Notes	(20,000)	—	—
Net cash provided by financing activities	62,291	1,549	—
Net increase (decrease) in cash, cash equivalents and restricted cash	23,425	(1,008)	1,120
Cash, cash equivalents and restricted cash at beginning of period	9,924	10,932	9,812
Cash, cash equivalents and restricted cash at end of period	$33,349	$9,924	$10,932
Supplementary cash flow information:
Cash paid for income taxes	$5,645	$11	$9
Cash paid for interest	$1,162	$1,727	$1,632

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Consolidated Balance Sheets (in thousands):

	December 31,	December 31,
	2019	2018
Cash and cash equivalents	$33,119	$9,525
Restricted cash	230	399
Cash and cash equivalents and restricted cash	$33,349	$9,924

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the Company), is an insurance holding company that was incorporated in Delaware in March 2019. Prior to incorporation in Delaware, the Company was known as GC Palomar Holdings (GCPH), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (GCPI) acquired control of GCPH. The Company and its wholly owned subsidiaries include Palomar Insurance Holdings, Inc. (PIH), which wholly owns Palomar Specialty Insurance Company (PSIC), Prospect General Insurance Agency, Inc. (PGIA), and Palomar Specialty Reinsurance Company Bermuda Ltd. (PSRE). On February 12, 2014, GCPH through PIH acquired PSIC from Pacific Indemnity Company in a stock purchase transaction.

PSIC is a property and casualty insurance company domiciled in the state of Oregon. The Company’s core focus is on the residential and commercial earthquake markets in earthquake‑exposed states such as California, Oregon, Washington, and states with exposure to the New Madrid Seismic Zone. In 2015, PSIC expanded into broader geographic regions and perils, to include Hawaii residential hurricane and Texas specialty homeowners products. In 2016, PSIC began a commercial all risk insurance program which covers commercial property primarily in southeastern wind‑exposed states. PSIC is licensed to underwrite insurance on an admitted basis in 27 states in the United States, as of December 31, 2019, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

PGIA is a property and casualty general insurance agency for PSIC and unaffiliated insurance carriers. As a general insurance agency, PGIA assists in developing insurance products, underwriting insurance policies, and receiving and disbursing funds from premium and loss transactions under contracts on behalf of insurance companies. PGIA earns commissions from the product development, marketing, and servicing of the insurance companies’ programs. PGIA also earns fee income from policyholder transactions.

PSRE is a Bermuda captive reinsurance company that reinsures earthquake and Hawaii Hurricane premium on a quota share basis exclusively for PSIC.

The Company operates as an insurance holding company system and is subject to the insurance holding company laws of the State of Oregon, the state in which PSIC is domiciled. The Company is also commercially domiciled in California and, as a result, subject to the insurance holding company laws of that state. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state.

The Company’s chief operating decision‑maker is the Chief Executive Officer. While the chief decision‑maker monitors the revenue streams of the various products and services, operations are managed, resources are allocated, and financial performance is evaluated on a Company‑wide basis. The Company has a single operating segment, the property and casualty insurance business.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and include the accounts of the Company and its wholly‑owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Stock Split

On March 15, 2019, the Company effected a 17,000,000 for one forward stock split in conjunction with domestication in the United States. All share and per share information included in the accompanying consolidated financial statements and notes to the consolidated financial statements have been retroactively adjusted to reflect the stock split for the Company’s common stock for all periods presented.

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

Use of Estimates

The preparation of financial statements of insurance companies requires management to make estimates and assumptions that affect amounts reported in the consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company’s consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses, reinsurance recoverables on unpaid losses, and the fair values of investments.

2. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents include time deposits and marketable securities with original maturities of three months or less at acquisition and are stated at cost, which approximates fair value. The Company maintains cash balances in federally insured financial institutions.

Restricted Cash

Restricted cash includes cash on deposit with reinsurance carriers. Restricted cash also includes cash held in a fiduciary capacity for the benefit of third-party insurance carriers.

Deferred Offering Costs

Deferred offering costs, which consist of direct incremental legal and accounting fees relating to the Company's April 2019 initial public offering (IPO), were capitalized as incurred. The deferred offering costs were offset against the IPO proceeds upon the consummation of the offering. Deferred offering costs were $1.1 million at December 31, 2018 and are classified as Prepaid expenses and other assets on the Company's consolidated balance sheet.

Investments

All of the Company’s investments in fixed maturity securities are classified as available‑for‑sale and are carried at fair value. Unrealized gains and losses related to fixed maturity securities are included in accumulated other comprehensive income as a separate component of stockholder’s equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income. Prior to 2018, unrealized gains and losses on equity securities were included in accumulated other comprehensive income as a separate component of stockholders’ equity.

Premiums and discounts on mortgage‑backed securities and asset‑backed securities are amortized or accrued using the prospective method which considers anticipated prepayments at the date of purchase. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the prospective method.

Investment income consists primarily of interest and dividends. Interest income is recognized on an accrual basis. Dividend income is recognized on the ex‑dividend date. Net investment income represents investment income, net of expenses.

Other‑than‑temporary declines in fair value of fixed maturity securities are evaluated for amounts considered credit losses by comparing the expected present value of cash flows to be collected to the amortized cost. Once the amount of other‑than‑temporary impairment (OTTI) related to the credit loss is determined, the unrealized loss is then bifurcated into the credit‑related loss and the loss related to all other factors. The credit‑related OTTI loss is recognized as a realized loss in the statement of income and comprehensive income and the cost basis of the security is reduced. The OTTI related to other factors remain in accumulated other comprehensive income. Before 2018, other‑than‑temporary declines in the fair value of equity securities would have been recorded as realized losses in the consolidated statement of income and comprehensive income and the cost basis of the security would have been reduced (see Note 3).

The Company uses the specific‑identification method to determine the cost of fixed maturity securities sold and the first‑in, first‑out method for lots of equity securities sold.

Fair Value

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

The fair value of the Company’s investments in equity securities is based on quoted prices available in active markets and classified and disclosed in Level 1 of the hierarchy.

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, fixed maturity securities and reinsurance recoverables. The Company places its cash and cash equivalents with high credit quality financial institutions and its fixed maturity securities in securities of the U.S. government, U.S. government agencies, and high credit quality issuers of debt securities. The Company evaluates the financial condition of its reinsurers and reinsures its business with highly rated reinsurers and sometimes requires letters of credit or retains funds from reinsurers (see Note 9).

Premiums Receivable

Premiums receivable are carried at face value net of any allowance for doubtful accounts which approximates fair value. If necessary, the Company records an allowance for doubtful accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts is not reasonably assured. No allowance for doubtful accounts was required at December 31, 2019 or 2018.

Deferred Policy Acquisition Costs

The costs of successfully acquiring new business, principally commission expense and premium taxes, are deferred and amortized over the unexpired terms of the policies in force.

Premiums Earned

Gross premiums written are recorded at policy inception and are earned as revenue ratably over the term of the respective policies. Premiums written not yet recognized as revenue are reflected as unearned premiums on the balance sheet, or as advanced premiums if received prior to the policy effective date. Premiums written but not yet received are recognized as premiums receivable. Premiums receivable are presented on the consolidated balance sheets net of estimated uncollectible amounts. Based on management’s review no allowance for bad debt was required at December 31, 2019 and 2018.

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2019 or 2018.

Commission and Other Income

Commission and other income is comprised of commissions earned on policies where the Company has no exposure to underlying risk and fees earned in conjunction with underwriting policies. Commission and fee income is earned at the time the policy is written.

Property and Equipment

Property and equipment are capitalized and carried at cost less accumulated depreciation. Depreciation for property and equipment is calculated on a straight‑line basis using useful lives of 3 to 5 years. Leasehold improvements and other fixed assets are capitalized and depreciated over the useful lives of the properties and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in the Company’s results of operations.

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized cost less accumulated amortization and are included as a component of prepaid expenses and other assets on the Company’s consolidated balance sheet.  Costs capitalized include internal personnel costs, external developer costs, and interest.  The implementation costs relate to systems built on software which the Company purchases under a cloud computing arrangement and accounts for as a service contract.  As such, capitalized costs are amortized over the term of the service contract, which currently ends in December 2024.

Intangible Assets

Upon acquisition, the entire PSIC purchase price was allocated to separately identifiable indefinite lived intangible assets. The Company acquired seven state licenses in the acquisition to which $0.7 million was allocated. Indefinite lived intangible assets are initially recognized and measured at fair value; intangible assets are subsequently evaluated for impairment annually or more frequently if circumstances warrant it. No impairments of intangible assets were recognized for the years ended December 31, 2019, 2018 or 2017.

Impairment of Long‑Lived Assets

Long‑lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long‑lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long‑lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long‑lived asset or asset group exceeds its fair value. No impairments of long‑lived assets were recognized for the years ended December 31, 2019, 2018 and 2017.

Reserve for Losses and Loss Adjustment Expenses

The reserve for unpaid losses and loss adjustment expenses includes estimates for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled.

The Company’s estimates of ultimate losses and loss adjustment expenses are based in part upon the estimation of claims resulting from natural disasters such as hurricanes and earthquakes. Estimation by management of the ultimate losses and loss adjustment expenses resulting from catastrophic events is inherently difficult because of the potential severity of property catastrophe claims. Therefore, the Company uses both proprietary and commercially available models, as well as historic claims experience, for purposes of providing an estimate of ultimate losses and loss adjustment expenses.

For other difficult estimates of ultimate losses and loss adjustment expenses, the Company utilizes historical severity data that may be immature and subject to significant variation, in addition to using loss development methods based on paid and reported losses. For these estimates, industry data may also be utilized.

Ultimate losses and loss adjustment expenses may vary materially from the amounts provided in the consolidated financial statements. Estimates of unpaid losses and loss adjustment expenses are reviewed regularly and, as experience develops and new information becomes known, the liabilities are adjusted as necessary. Such adjustments, if any, are reflected in operations in the period in which they become known and are accounted for as changes in estimates. The Company does not discount its liability for unpaid losses and loss adjustment expenses.

The Company does not write insurance policies covering toxic clean‑up, asbestos‑related illness or other environmental remediation exposures.

Reinsurance

The Company purchases excess of loss and quota share reinsurance to protect it against the impact of losses. Reinsurance premiums, commissions, ceded unearned premiums are accounted for on bases consistent with the underlying terms of the reinsurance contracts and in proportion to the amount of insurance protection provided. The Company receives ceding commissions in connection with certain ceded reinsurance. The ceding commissions are capitalized and amortized as a reduction of underwriting, acquisition and insurance expenses. Amounts applicable to prepaid reinsurance premiums are reported as assets in the accompanying consolidated balance sheets.

Reinsurance recoverables represent paid losses and loss adjustment expenses and reserves for unpaid losses and loss adjustment expenses ceded to reinsurers that are subject to reimbursement under reinsurance treaties. Premiums earned and losses and loss adjustment expenses incurred are stated in the accompanying consolidated statements of income and comprehensive income net of amounts ceded to reinsurers.

Income Taxes

The Company is taxed as a property/casualty insurer for federal income tax purposes. Deferred income tax assets and liabilities are determined based on the difference between the financial statement and the tax bases of assets and liabilities, using enacted tax rates expected to be in effect during the year in which the basis differences reverse. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2019 and 2018, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2019, 2018, and 2017.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted‑average common shares outstanding for the period.  Diluted earnings per share reflects the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. When inclusion of additional common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings per share is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.

Recent Accounting Pronouncements

The Company currently qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. Accordingly, the Company is provided the option to adopt new or revised accounting guidance either (i) within the same periods as those otherwise applicable to non‑emerging growth companies or (ii) within the same time periods as private companies.

The Company is currently electing to adopt new or revised accounting guidance within the same time period as private companies, unless, as indicated below, management determines it is preferable to take advantage of early adoption provisions offered within the applicable guidance. If the Company ceases to be an EGC, it will no longer have the option to adopt guidance within the same time periods as private companies.

Recently adopted accounting pronouncements

In January 2016, the FASB issued “ASU 2016‑01, Financial Instruments—Overall (Subtopic 825‑10): Recognition and Measurement of Financial Assets and Financial Liabilities.” Among other things, this new guidance requires the Company’s equity investments to be measured at fair value with changes in fair value recognized in net income. Under the current guidance, equity investments are measured at fair value with changes in fair value recognized in accumulated other comprehensive income as a component of stockholder’s equity. The Company adopted this guidance on January 1, 2018 and began recognizing changes in fair value of equity securities into net income. Upon adoption, the Company made a $3.2 million cumulative‑effect adjustment to increase retained earnings and decrease accumulated other comprehensive income. In the future, this guidance will impact the Company’s results of operations, as changes in fair value of equity investments will impact net income rather than other comprehensive income. The future impact will vary depending on the volatility of the overall equity market and the amount the Company decides to invest in equity securities.

In August 2016, the FASB issued “ASU 2016‑15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments”, in order to reduce diversity in the presentation and classification of certain cash receipts and cash payments on the statement of cash flows. The Company adopted this guidance on January 1, 2018. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued “ASU 2014-09, Revenue from Contracts with Customers (Topic 606).” This guidance applies to all companies that either enter into contracts with customers to transfer goods or services or enter into contracts for the transfer of nonfinancial assets, unless those contracts are within the scope of other standards, such as insurance contracts. Under this guidance, a company recognizes revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. Judgments required in adopting this update included identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation.

Nearly all the Company’s consolidated revenue is outside the scope of Topic 606 except for the commission and fee income that the Company's 100% owned insurance agency earns from third-party insurers, which was $1.4 for each of the years ended December 31, 2019 and 2018.

Effective January 1, 2019, the Company adopted Topic 606 using the modified retrospective transition method. The application of the key aspects of Topic 606 to the in-scope transactions resulted in recognition of revenues and related expenses consistent with the previous revenue guidance.  Adoption had no impact on the Company’s reported fee income or expense and there was no cumulative effect of initially applying the guidance.

Recently issued accounting pronouncements not yet adopted

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

Under the Company’s current status as an EGC, this update will be effective for annual reporting periods beginning after December 15, 2020, and interim reporting periods within fiscal years beginning after December 31, 2021 with early adoption permitted.  The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

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

Under the Company’s current status as an EGC, this update and its amendments will be effective for annual reporting periods beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted, but not before annual reporting periods beginning on or after December 15, 2018. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

In August 2018, the FASB issued “ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Among other things, this new guidance eliminates the need to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, changes the policy for timing of transfers and the valuation processes for Level 3 fair value measurements and includes requirements to disclose quantitative information about Level 3 measurements. This new guidance will be effective for annual and interim reporting periods beginning after December 15, 2019. The Company adopted this guidance on January 1, 2020 and adoption did not have an impact on the Company’s consolidated financial statements.  The Company will continue to monitor the composition of its investment portfolio and will make appropriate disclosures based on this guidance.

3. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$13,371	$321	$(13)	$13,679
States, territories, and possessions	2,298	147	—	2,445
Political subdivisions	1,913	29	—	1,942
Special revenue excluding mortgage/asset-backed securities	18,139	343	(46)	18,436
Industrial and miscellaneous	124,726	4,326	(39)	129,013
Mortgage/asset-backed securities	50,831	824	(19)	51,636
Total available-for-sale investments	$211,278	$5,990	$(117)	$217,151

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2018	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$15,299	$96	$(126)	$15,269
States, territories, and possessions	1,227	—	(6)	1,221
Political subdivisions	825	—	(10)	815
Special revenue excluding mortgage/asset-backed securities	12,429	115	(91)	12,453
Industrial and miscellaneous	65,885	192	(951)	65,126
Mortgage/asset-backed securities	27,284	133	(81)	27,336
Total available-for-sale investments	$122,949	$536	$(1,265)	$122,220

Security holdings in an unrealized loss position

As of December 31, 2019, the Company held 51 fixed maturity securities in an unrealized loss position with a total estimated fair value of $20.9 million and total gross unrealized losses of $0.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. As of December 31, 2018, the Company held 173 fixed maturity securities in an unrealized loss position with a total estimated fair value of $73.8 million and total gross unrealized losses of $1.3 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	1,235	(11)	$1,827	$(2)	$3,062	$(13)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	3,548	(46)	—	—	3,548	(46)
Industrial and miscellaneous	6,929	(38)	188	(1)	7,117	(39)
Mortgage/asset-backed securities	7,035	(19)	182	—	7,217	(19)
Total	$18,747	$(114)	$2,197	$(3)	$20,944	$(117)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2018	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,970	$(25)	$6,197	$(101)	$8,167	$(126)
States, territories, and possessions	719	(5)	501	(1)	1,220	(6)
Political subdivisions	264	(1)	550	(9)	814	(10)
Special revenue excluding mortgage/asset-backed securities	1,706	(14)	5,916	(77)	7,622	(91)
Industrial and miscellaneous	30,544	(556)	14,913	(395)	45,457	(951)
Mortgage/asset-backed securities	6,653	(39)	3,830	(42)	10,483	(81)
Total	$41,856	$(640)	$31,907	$(625)	$73,763	$(1,265)

The Company considers the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis;
•	The time period during which there has been a significant decline in fair value;
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates;
•	A fundamental analysis of the business prospects and financial condition of the issuer;
•	The Company’s intent to sell the securities as of each reporting date; and
•	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of December 31, 2019 and 2018, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other‑than‑temporarily impaired. The Company does not intend to sell the investments and it is not more likely than not that that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the respective years.

Based on the Company’s reviews as of December 31, 2017, the Company determined that the unrealized losses of the equity securities lots were temporary due to the severity of the declines. The Company had the ability and intent to hold these investments until a recovery of fair value. Therefore, none of the equity securities were written down at December 31, 2017 and the remaining unrealized losses of equity securities at that time were recognized to retained earnings upon adoption of ASU 2016‑01 on January 1, 2018. See “Recent Accounting Pronouncements.”

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2019, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$9,280	$9,299
Due after one year through five years	64,933	66,108
Due after five years through ten years	59,192	62,292
Due after ten years	27,042	27,816
Mortgage and asset-backed securities	50,831	51,636
	$211,278	$217,151

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available‑for‑sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$6,602	$(341)	$(6)
Equity securities	—	—	2,232
Net (decrease) increase	$6,602	$(341)	$2,226

Net investment income summary

Net investment income is summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Interest income	$5,894	$3,036	$1,916
Dividend income	424	514	514
Less: investment expense	(343)	(312)	(305)
Net investment income	$5,975	$3,238	$2,125

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2019	2018	2017
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$1,405	$19	$3
Gains on sales of equity securities	177	4,287	802
Total realized gains	1,582	4,306	805
Realized losses:
Losses on sales of fixed maturity securities	(84)	(418)	(48)
Losses on sales of equity securities	(64)	(421)	(149)
Total realized losses	(148)	(839)	(197)
Net realized investment gains (losses)	1,434	3,467	608
Net unrealized gains (losses) on equity securities	3,009	(6,036)	—
Net realized and unrealized gains (losses) on investments	$4,443	$(2,569)	$608

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the consolidated balance sheets. At December 31, 2019 and 2018, the carrying value of securities on deposit with state regulatory authorities was $5.1 million and $5.0 million, respectively.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

December 31, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,679	$—	$13,679
States, territories, and possessions	—	2,445	—	2,445
Political subdivisions	—	1,942	—	1,942
Special revenue excluding mortgage/asset-backed securities	—	18,436	—	18,436
Industrial and miscellaneous	—	129,013	—	129,013
Mortgage/asset-backed securities	—	50,136	1,500	51,636
Equity securities	—	22,328	—	22,328
Cash, cash equivalents, and restricted cash	28,350	4,999	—	33,349
Total assets	$28,350	$242,978	$1,500	$272,828

December 31, 2018	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$15,269	$—	$15,269
States, territories, and possessions	—	1,221	—	1,221
Political subdivisions	—	815	—	815
Special revenue excluding mortgage/asset-backed securities	—	12,453	—	12,453
Industrial and miscellaneous	—	65,126	—	65,126
Mortgage/asset-backed securities	—	27,336	—	27,336
Equity securities	25,171	—	—	25,171
Cash, cash equivalents, and restricted cash	9,924	—	—	9,924
Total assets	$35,095	$122,220	$—	$157,315
Liabilities:
Long-term notes payable	$—	$—	$20,000	$20,000
Total liabilities	$—	$—	$20,000	$20,000

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity.

The fair value of the Company’s long‑term debt was determined by calculating the present value of expected future cash flows under the terms of the note agreements discounted at an estimated market rate of interest at December 31, 2018. This is a level 3 measurement.  The Company repaid its long-term notes payable in May 2019 and did not have any long-term debt at December 31, 2019.

Transfers between levels result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. There were no transfers between Level 1, Level 2 or Level 3 during 2019 or 2018.

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized:

	December 31,
	2019	2018	2017
	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$14,052	$15,161	$10,654
Additions to deferred balance:
Direct commissions	59,676	36,934	27,976
Ceding commissions	(17,257)	(15,218)	(3,224)
Premium taxes	5,236	3,362	2,625
Total net additions	47,655	25,078	27,377
Amortization of net policy acquisition costs	(36,506)	(26,187)	(22,870)
Balance, end of year	$25,201	$14,052	$15,161
Acquisition expenses:
Amortization of net policy acquisition costs	$36,506	$26,187	$22,870
Period costs	753	2,037	2,652
Total Acquisition expenses	$37,259	$28,224	$25,522

6. Property and Equipment

Property and Equipment, net consist of the following:

		Accumulated	Net
December 31, 2019	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(342)	$537
Computer hardware	144	(64)	80
Office equipment and furniture	519	(291)	228
Total	$1,542	$(697)	$845

		Accumulated	Net
December 31, 2018	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(225)	$654
Computer hardware	108	(51)	57
Office equipment and furniture	454	(218)	236
Total	$1,441	$(494)	$947

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $0.2 million, $0.2 million, and $0.2 million respectively.

7. Capitalized Software

Capitalized software balances are as follows:

		Accumulated	Net
December 31, 2019	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$4,567	$(669)	$3,898

		Accumulated	Net
December 31, 2018	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$1,761	$(33)	$1,728

Amortization expense relating to capitalized software the years ended December 31, 2019 and 2018 was $0.6 million and an immaterial amount, respectively.

8. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred through December 31, 2019 and 2018. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case‑basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency. Although considerable variability is inherent in such estimates, management believes the reserves for losses and loss adjustment expenses are adequate. The estimates are continually reviewed and adjusted as necessary as experience develops or new information becomes known. Any adjustments to estimates are recorded in the current period.

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$4,165	$4,432	$3,336
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	5,774	8,165	12,257
Prior years	(181)	(1,891)	(132)
Total incurred	5,593	6,274	12,125
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	2,179	4,409	8,986
Prior years	3,710	2,132	2,043
Total payments	5,889	6,541	11,029
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	3,869	4,165	4,432
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	12,952	11,896	13,352
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$16,821	$16,061	$17,784

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholder’s equity. The foregoing reconciliation shows loss and loss adjustment expense reserve redundancies of $0.2 million, $1.9 million, and $0.1 million developed in 2019, 2018 and 2017, respectively. This favorable reserve development was primarily in the Texas homeowners segment for all accident years presented. Expectations of ultimate losses from these periods have decreased due to lower than originally anticipated frequency and severity of claims.

The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (Accident Year) when analyzing claim payment and emergence patterns and trends over time. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and includes claims that do not result in a liability or payment associated with them.

The Company analyzed the usefulness of disaggregation of its results and determined the characteristics associated with the policies and the related unpaid loss reserves, incurred losses, and payment patterns are similar in nature. The Company separates its special property and other claim experience from its homeowner claim experience when analyzing losses and allocated loss adjustment expenses incurred and paid development and claim count triangles, as there are distinct differences in the development and claim count emergence patterns as well as methods of IBNR projection. The Special Property classification includes fire, allied lines, inland marine, and earthquake claims.

As such, the following tables show the Company’s historical homeowner and special property incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregate basis as of December 31, 2019 for each of the previous two accident years.

The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2017 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

						Year Ended December 31,
						Incurred but	Cumulative
		Year Ended December 31,				Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	Liabilities	Claims
2015	$2,048	$1,785	$1,658	$1,636	$1,642	$1	381
2016		6,069	5,878	5,721	5,636	6	1,081
2017			9,354	7,418	6,630	11	2,964
2018				2,193	2,008	104	788
2019					914	257	1,060
Total					$16,830	$379	6,274

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

		Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019
2015	$860	$1,379	$1,523	$1,615	$1,634
2016		4,120	5,356	5,585	5,607
2017			7,135	7,375	6,628
2018				1,550	1,853
2019					546
Total					$16,268
Reserve for losses and loss adjustment expense, net of reinsurance					$562

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Homeowners’ Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Payout percentage	74.00%	18.08%	0.52%	2.99%	1.10%

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

						As of December 31, 2019
						Incurred but	Cumulative
		Year Ended December 31,				Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	Liabilities	Claims
2015	$630	$719	$671	$671	$678	$1	8
2016		1,381	1,249	1,251	1,454	—	71
2017			3,071	3,475	4,014	—	357
2018				5,970	6,095	11	526
2019					3,661	964	402
Total					$15,902	$976	1,364

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

		Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019
2015	$265	$438	$586	$626	$666
2016		703	1,064	1,216	1,444
2017			1,967	3,344	4,011
2018				2,859	6,036
2019					1,633
Total					13,790
Reserve for losses and loss adjustment expense, net of reinsurance					2,112

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Special Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Payout percentage	45.59%	34.20%	16.30%	10.80%	5.84%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2019
(in thousands)
Net outstanding liabilities:
Homeowners’ insurance	$562
Special property	2,112
Reinsurance- Nonproportional assumed property(1)	1,195
Reserve for losses and loss adjustment expense, net of reinsurance	3,869
Reinsurance recoverable on unpaid claims:
Homeowners’ insurance	$4,961
Special property	7,983
Other	8
Total reinsurance recoverable on unpaid claims	12,952
Total reserve for losses and loss adjustment expenses	$16,821

(1)

Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed business. Gross and net reserves related to this treaty are $1.2 million and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed quota arrangement. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

9. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company utilizes both excess of loss (XOL) and quota share reinsurance.

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. Prior to March 1, 2015, the Company had a retention of $15 million on non‑earthquake events. This was reduced to $5 million on March 1, 2015 and remained in place through December 31, 2019. The Company’s retention for earthquake events was $15 million from its inception through December 31, 2017 and was reduced to $5 million on January 1, 2018 and remained in place through December 31, 2019.

The Company maintained XOL coverage up to $1.05 billion nationwide ($1.12 billion in California) and $825 million for earthquake events as of December 31, 2019 and 2018, respectively, and $740 million and $625 million for non-earthquake events as of December 31, 2019 and 2018, respectively. As of December 31, 2019 for non-earthquake events the Company retains 55% of losses between $299 million and $350 million, 30% of losses between $350 million and $477 million, and 100% of losses between $524 million and $569 million. As of December 31, 2018, for non‑earthquake events the Company retains 54.55% of losses between $230 million and $351 million and 30% of losses between $351 million and $501 million.

In a quota share agreement, the Company transfers, or cedes, part or all of its exposure to a reinsurer who receives a portion of the associated premium in exchange. The reinsurer also must share an agreed upon portion of losses and agreed upon portion of the associated commission expense. The Company has quota share reinsurance agreements on several of its lines with the Commercial All Risk and Specialty Homeowners lines currently accounting for the largest amount of ceded written premiums. For Texas Homeowners, a component of Specialty Homeowners, the Company ceded substantially all exposure between June 2018 and June 2019 and ceded the majority of exposure thereafter.  Ceded written premium related to the Texas Homeowners line was $20.4 million, $24.9 million and $2.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. Ceded written premium related to the Commercial All Risk line was $19.0 million, $7.2 million and $2.9 million for the years ended December 31, 2019, 2018 and 2017, respectively.  No other quota share program accounted for more than 10% of total ceded written premium for those years.

The Company recognizes ceded unearned premiums related to quota share agreements on its consolidated balance sheets as a prepaid reinsurance premium asset. As of December 31, 2019 and 2018, prepaid reinsurance premiums totaled $26.1 million and $18.3 million, respectively. The increase in 2019 was driven primarily by increased ceding on the Commercial All Risk line.

As part of its reinsurance program, in June 2017, the Company obtained catastrophe protection through a reinsurance agreement with Torrey Pines Re Ltd. (“TPRe”). In connection with the reinsurance agreement, TPRe issued notes to unrelated investors in an amount equal to the full $166 million of coverage provided under the reinsurance agreement covering a three year period. At the time of the agreement, the Company performed an evaluation of TPRe to determine if it meets the definition of a variable interest entity (“VIE”). The Company concluded that TPRe is a VIE but it does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in TPRe. Accordingly, TPRe is not consolidated in the Company’s financial statements. The premium ceded to TPRe for the year ended December 31, 2019 was approximately $10.6 million.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2019, 2018 and 2017, is as follows:

	2019		2018		2017
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Premiums Written and Earned:
Direct	$220,568	$178,536	$144,821	$129,071	$112,974	$94,799
Assumed	31,393	21,985	10,070	8,688	7,260	6,162
Ceded	(108,332)	(100,314)	(82,949)	(67,862)	(46,951)	(45,416)
Net	$143,629	$100,207	$71,942	$69,897	$73,283	$55,545

	2019
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$20,105	$2,837	$22,942
Assumed	1,201	34	1,235
Ceded	(16,564)	(2,020)	(18,584)
Net	$4,742	$851	$5,593

	2018
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$12,153	$2,113	$14,266
Assumed	46	6	52
Ceded	(6,580)	(1,464)	(8,044)
Net	$5,619	$655	$6,274

	2017
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$24,266	$6,608	$30,874
Assumed	2	—	2
Ceded	(14,651)	(4,100)	(18,751)
Net	$9,617	$2,508	$12,125

The ceding of insurance does not legally discharge the Company from its primary liability for the full amount of the policy coverage, and therefore the Company will be required to pay the loss and bear collection risk if the reinsurer fails to meet its obligations under the reinsurance agreement. To minimize exposure to significant losses from reinsurance insolvencies, the Company evaluates the financial condition of its reinsurers and monitors concentrations of credit risk.

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2019 and 2018, the Company had retained $1.7 million and $0.7 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2019, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $21.7 million, $7.5 million, and $4.9 million, representing 31.5% of the total balance.  For the year ended December 31, 2018, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $7.5 million, $7.2 million, and $5.2 million, representing 24.0% of the total balance. For the year ended December 31, 2017, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $4.0 million, $3.4 million, and $2.4 million, representing 20.8% of the total balance.

At December 31, 2019 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $2.7 million, $1.9 million, and $1.9 million representing 38.2% of the total balance.  At December 31, 2018 reinsurance recoverables on paid and unpaid losses by the Company’s three largest reinsurers were $1.8 million, $0.8 million, and $0.8 million representing 23.0% of the total balance. All of the Company’s reinsurers post collateral or have an A.M. best rating of A− (excellent) or better.

10. Long‑term Debt

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

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”), bearing interest at the three-month treasury rate plus 6.50% per annum. As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre‑payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write‑off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write‑off was recognized as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the year ended December 31, 2019 (inclusive of the $0.4 million redemption premium) and $0.6 million for the year ended December 31, 2018 and paid $1.2 million and $0.5 million for each period, respectively. The Company incurred $1.2 million and $1.6 million in interest expense related to the surplus notes for the year ended December 31, 2018 and 2017, respectively and paid $1.2 million and $1.6 million in each period, respectively.

11. Income Taxes

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

Historically, the Company’s Bermuda based subsidiary, PSRE, was not required to pay any taxes on its income or capital gains but was subject to a 1% U.S. federal excise tax on reinsurance premiums assumed. The Company intends to make an irrevocable election for PSRE to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2019.

The components of the Company’s federal income tax expense (benefit) are as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Current	$6,810	$(6)	$11
Deferred	646	—	1,134
Income tax expense (benefit)	$7,456	$(6)	$1,145

As of December 31, 2019 and 2018, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2019	2018
	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$10	$22
Net operating losses	74	702
Investment amortization	85	119
Unearned premiums	3,748	1,914
Capitalized organizational costs	274	304
Unrealized losses on investments	—	505
Other	390	306
Total deferred tax assets	$4,581	$3,872
Deferred tax liabilities:
Deferred acquisition costs	$(4,468)	$(2,127)
Unrealized gains on investments	(1,396)	—
Internally developed software	(640)	—
Other	(2)	(68)
Total deferred tax liabilities	(6,506)	(2,195)
Net deferred tax asset before valuation allowance	(1,925)	1,677
Valuation allowance	(74)	(1,677)
Total net deferred tax liabilities	$(1,999)	$—

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

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2019, 2018 and 2017:

	Years Ended December 31,
	2019		2018		2017
	($ in thousands)
Expense computed at federal tax rate	$3,802	21.00%	$3,825	21.00%	$1,675	34.00%
Non‑U.S. group member income	—	—%	(4,409)	(24.21)%	(1,632)	(33.12)%
Stock-based compensation	4,822	26.63%	—	—%	—	—%
Dividend received deduction and tax‑exempt interest	(36)	(0.20)%	(144)	(0.79)%	(467)	(9.47)%
Impact of tax reform	—	—%	—	—%	580	11.76%
Valuation allowance	(1,677)	(9.27)%	678	3.72%	947	19.23%
Other	545	3.01%	44	0.24%	42	0.83%
Income tax expense (benefit)	$7,456	41.17%	$(6)	0.03%	$1,145	23.23%

On December 22, 2017, the President of the United States signed into law the Tax Act. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates from 35% to 21%, effective January 1, 2018. U.S. GAAP requires companies to recognize the effect of tax law changes in the period of enactment. We evaluated all available information and made reasonable estimates of the impact of tax reform to substantially all components of our net deferred tax assets as of December 31, 2017. We finalized our accounting for the Tax Act during 2018 with no significant impact to earnings or deferred taxes.

As of December 31, 2019 and 2018, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s income tax returns for 2015 through 2019 remain subject to examination by the tax authorities.

12. Capital Stock

As of December 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. There were no preferred shares authorized as of December 31, 2018. As of December 31, 2019 and December 31, 2018, the Company has 500,000,000 common shares authorized and 23,468,750 and 17,000,000 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $180.0 million as of December 31, 2019 and $68.5 million as of December 31, 2018.

Common stock reserved for future issuance consists of the following as of December 31, 2019:

Stock options outstanding under 2019 Equity Incentive Plan	1,046,373
Restricted stock units outstanding under 2019 Equity Incentive Plan	6,066
Shares authorized for future issuance under 2019 Equity Incentive Plan	1,347,561
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	240,000
Total	2,640,000

13. Statutory financial information

U.S.

U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices (SAP) prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at fair value under GAAP whereas such securities are carried at amortized cost under SAP, and (d) the criteria for recognizing net DTAs and the methodologies used to determine such amounts are different under SAP and GAAP.

Risk‑Based Capital (RBC) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. PSIC’s statutory net income and statutory capital surplus as of December 31, 2019, 2018 and 2017 and for the years then ended are summarized as follows:

	December 31,
	2019	2018	2017
	(in thousands)
Statutory net income (loss)	$(17,911)	$9,609	$(4,128)
Statutory capital and surplus	116,296	63,731	61,338

As of December 31, 2019 and 2018, the company’s capital and surplus exceeds its authorized control level. The authorized control level as determined by the RBC calculation was $34.2 million and $19.7 million at December 31, 2019 and 2018, respectively.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2019 and 2018 was approximately $1.2 million and $6.9 million, respectively. Actual statutory capital and surplus at December 31, 2019 and 2018 was $38.3 million and $19.6 million, respectively. PSRE had statutory net income of $18.5 million, $17.3 million and $4.8 million for 2019, 2018 and 2017, respectively.

PSRE had stockholder’s equity of $39.7 million and $23.5 million on a GAAP basis at December 31, 2019 and 2018, respectively. The principal difference between statutory capital and surplus and stockholder’s equity presented in accordance with GAAP are prepaid expenses, which are non‑admitted assets for Bermuda statutory purposes.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2019 and 2018, the Company met the minimum liquidity ratio requirement.

14. Dividend Restrictions

U.S.

PSIC must receive the approval of the Oregon and California insurance commissioners prior to paying certain dividends. The maximum dividend or distribution amount that may be declared and paid by PSIC to its shareholder without prior approval is subject to restrictions relating to policyholder surplus and net income. A dividend or distribution that requires approval is any dividend or distribution, together with all other dividends or distributions paid in the preceding 12 months that exceeds the greater of (i) 10% of the combined statutory capital and surplus of the insurer as of the 31st day of December of the preceding year or (ii) statutory net income (excluding realized investment gains or losses) for the 12‑month period ending the 31st day of December preceding year. In addition, the Company may only declare a dividend from earned surplus, which does not include surplus arising from unrealized capital gains or revaluation of assets. The Company may declare a dividend from other than earned surplus with prior approval from the Commissioner.

Due to cumulative earned surplus of $10.3 million, PSIC may pay a dividend or distribution no greater than $10.3 million to the Company in 2020 without the prior approval of the Oregon and California Insurance Commissioners.  Any dividend or distribution greater than $10.3 million will require the prior approval of the Oregon and California Insurance Commissioners.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2020 is calculated to be approximately $5.7 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

15. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Operating Leases

The Company leases office space and office equipment under operating leases expiring at various dates through July 2024. The following is a schedule by year of the future minimum rental payments required under operating leases that have initial or remaining non‑cancelable lease terms exceeding one year as of December 31, 2019:

Total
(in thousands)
Years ending December 31:
2020	$843
2021	879
2022	904
2023	862
2024	478
Thereafter	—
Total	$3,966

Total rent expense for the years ended December 31, 2019, 2018 and 2017, was $0.6 million, $0.6 million and $0.8 million, respectively.

Letters of Credit

As of December 31, 2019, the Company has three irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to $1.5 million, $0.4 million and $0.4 million, two of which expire December 31, 2020 with no renewal terms. One of the $0.4 million letters of credit auto renews each year. As of December 31, 2018, the Company has four irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to $1.3 million, $0.4 million, $0.5 million and $0.4 million, all of which expire

December 31, 2018 and all but the $0.5 million letter of credit auto renew for one year. The collateral increases were a result of additional unearned premium assumed from the ceding insurance companies.

The letters of credit were collateralized by $3.2 million and $3.0 million of U.S. Treasury bonds at December 31, 2019 and 2018, respectively. These securities are included in available‑for‑sale investments on the consolidated balance sheets.

16. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) are as follows:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Balance as of January 1	$(563)	$2,993	$1,017
Effect of equity accounting guidance adoption	—	(3,215)	—
Beginning Balance	(563)	(222)	1,017
Other comprehensive income (loss) before reclassification	6,555	(740)	2,834
Federal income tax (expense) benefit	(1,344)	76	(772)
Other comprehensive income (loss) before reclassification, net of tax	5,211	(664)	2,062
Amounts reclassified from AOCI	47	399	(608)
Federal income tax expense	(9)	(76)	68
Amounts reclassified from AOCI, net of tax	38	323	(540)
Other comprehensive income (loss)	5,249	(341)	1,522
Effect of new tax rates from Tax Reform	—	—	454
Balance at end of period	$4,686	$(563)	$2,993

17. Retirement and Post‑Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe‑harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2019, 2018, and 2017 the Company’s contributions to the plan were $0.3 million, $0.2 million and $0.2 million, respectively.

18. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2019	2018
	(in thousands)
Stock-Based Compensation	$24,103	$—

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial equity grants in April 2019. Aside from the aforementioned $23.0 million charge, all stock-based compensation expense recognized during the year ended December 31, 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

Management Incentive Plan prior to IPO

The Company’s former parent, GC Palomar Investor LP, adopted a 2014 Management Incentive Plan (in the form of profits interests) on February 12, 2014 under which certain officers and employees of PSIC and its affiliates were entitled to Class P Units in GC Palomar Investor LP. Class P unit holders were expected to realize value only upon the occurrence of liquidity events meeting requisite financial thresholds after the Class A unit holders recovered their investment. The Class P unit holders had no voting rights. The Company did not record stock-based compensation expense related to this plan prior to 2019 because no liquidity events were probable of occurring.

On March 15, 2019, the Company modified its 2014 Management Incentive Plan by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. The 12,552,825 Class P units outstanding were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined and distributed based on these percentages. This modification resulted in a stock compensation charge and corresponding increase to additional paid in capital of $23.0 million during the quarter ending March 31, 2019. The stock compensation charge is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

2019 Equity Incentive Plan

On April 16, 2019, the Company’s 2019 Equity Incentive Plan (the 2019 Plan) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (RSUs), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

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

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock’s fair market value on the grant date, determined by the closing price of the Company's common stock on the grant date. Stock options vest over a two or four year period with 25% or 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued employment. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the 2019 Plan for the year ended December 31, 2019:

			Weighted average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at December 31, 2018	—	$—
Options granted	1,058,966	17.03
Options exercised	—	—
Options canceled	(12,593)	15.00
Outstanding at December 31, 2019	1,046,373	$17.05	9.33	$35,039
Vested and Exercisable at December 31, 2019	—	$—	—	$—

As of December 31, 2019, the Company had approximately $3.2 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.28 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	1.59% - 2.45%
Expected share price volatility (2)	18.12% - 18.45%
Expected life in years (3)	5.64 - 6.08 years
Dividend yield (4)	0%

(1)	Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2)	Determined based on analysis of the volatility of a peer group of publicly traded companies.
(3)

Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.

(4)	Determined to be zero as the Company does not currently plan to issue dividends.

Restricted Stock Units

Restricted stock units are valued on their date of grant and will vest on the first anniversary of the grant date. The fair value of RSUs is determined by the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the 2019 Plan for the year ended December 31, 2019:

Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at December 31, 2018	—	$—
Granted	6,066	16.49
Vested	—	—
Forfeited	—	—
Non vested outstanding at December 31, 2019	6,066	$16.49

As of December 31, 2019, the Company had approximately $0.1 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 0.31 years.

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

Under the 2019 ESPP purchases of common stock occur through employee participation in discrete offering periods. In each discrete offering period, employee funds are withheld and stock purchases occur upon the conclusion of the offering period. The first discrete offering period has not concluded as of December 31, 2019 and the Company did not issue any shares of common stock pursuant to the 2019 ESPP during the year ended December 31, 2019.

19. Net Income Per Share

The following table sets forth the computation of net income per share of common stock:

	Year ended December 31,
	2019	2018	2017
	(in thousands, except shares and per share data)
Net income	$10,621	$18,219	$3,783
Weighted average common shares outstanding:
Basic	21,501,541	17,000,000	17,000,000
Common Share equivalents	333,393	—	—
Diluted	21,834,934	17,000,000	17,000,000

Earnings per share:
Basic	$0.49	$1.07	$0.22
Diluted	$0.49	$1.07	$0.22

Common share equivalents relate to outstanding shares under the 2019 Plan and unpurchased shares under the 2019 ESPP.

20. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (GWP) by product are presented below:

	Year Ended December 31,
	2019		2018		2017
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$130,473	51.8%	$81,679	52.7%	$57,328	47.7%
Commercial Earthquake	38,741	15.4%	20,946	13.5%	23,079	19.2%
Specialty Homeowners	32,788	13.0%	27,680	17.9%	26,516	22.0%
Commercial All Risk	30,358	12.0%	14,338	9.3%	7,321	6.1%
Hawaii Hurricane	10,764	4.3%	8,128	5.2%	5,323	4.4%
Residential Flood	5,216	2.1%	2,120	1.4%	667	0.6%
Other	3,621	1.4%	—	—%	—	—%
Total Gross Written Premiums	$251,961	100.0%	$154,891	100.0%	$120,234	100.0%

Gross Written premiums by state are as follows:

	Year Ended December 31,
	2019		2018		2017
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$141,743	56.3%	$82,119	53.0%	$64,231	53.4%
Texas	44,087	17.5%	32,568	21.0%	29,273	24.4%
Hawaii	11,851	4.7%	8,128	5.2%	5,323	4.4%
Washington	9,607	3.8%	5,658	3.7%	2,803	2.3%
Oregon	7,396	2.9%	5,286	3.4%	4,250	3.6%
South Carolina	6,185	2.5%	3,208	2.1%	1,706	1.4%
Illinois	4,896	1.9%	4,403	2.8%	4,854	4.0%
Mississippi	4,769	1.9%	2,585	1.7%	982	0.8%
Other	21,427	8.5%	10,936	7.1%	6,812	5.7%
Total Gross Written Premiums	$251,961	100.0%	$154,891	100.0%	$120,234	100.0%

The Company distributes a significant portion of its Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four programs accounted for $148.6 million or 59.0% of the Company’s gross written premiums for the year ended December 31, 2019, $104.9 million or 67.7% of the Company’s gross written premiums for the year ended December 31, 2018 and $85.8 million or 71.3% of the Company’s gross written premiums for the year ended December 31, 2017.

21. Selected Quarterly Financial Data (unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

	2019 Quarter				2019
	First	Second	Third	Fourth	Year
	($ in thousands, except per share data)
Gross written premiums	$54,031	$58,346	$66,242	$73,342	$251,961
Total revenues	22,307	25,905	30,461	34,623	113,296
Net income (loss)	(14,411)	6,698	7,454	10,880	10,621
Comprehensive income (loss)	(12,224)	9,996	8,428	9,670	15,870
Earnings per share (1):
Basic	$(0.85)	$0.30	$0.32	$0.46	$0.49
Diluted	$(0.85)	$0.30	$0.31	$0.45	$0.49

	2018 Quarter				2018
	First	Second	Third	Fourth	Year
	($ in thousands, except per share data)
Gross written premiums (2)	$34,013	$37,342	$39,994	$43,542	$154,891
Total revenues	18,523	19,892	18,916	15,640	72,971
Net income	5,592	6,934	1,566	4,127	18,219
Comprehensive income	4,693	6,843	1,257	5,085	17,878
Earnings per share (1):
Basic	$0.33	$0.41	$0.09	$0.24	$1.07
Diluted	$0.33	$0.41	$0.09	$0.24	$1.07
(1)	Due to differences in weighted average common shares outstanding between periods, quarterly earnings per share may not add up to the totals reported for the full year.
(2)

The first quarter 2018 gross written premiums shown above differs by an immaterial amount versus the amount reported in our first quarter 10-Q due to a subsequent reclassification between gross written premiums and policy fees.

22. Subsequent Events

On January 9, 2020, the Company and certain selling stockholders completed the January 2020 Secondary Offering of 5,750,000 shares of common stock at a public offering price of $49.00 per share.  Of the 5,750,000 shares sold, 750,000 represented the underwriters’ exercise of their option to purchase additional shares.  The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by the Company.  The Company’s net proceeds from the January 2020 Secondary Offering were approximately $35.4 million, after deducting underwriting discounts and commissions and offering costs.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31,	December 31,
	2019	2018
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $28,413 in 2019, $11,668 in 2018)	$29,120	$11,581
Equity Securities, at fair value: (cost: $1,661 in 2019, $1,656 in 2018)	1,696	1,658
Total investments	30,816	13,239
Cash and cash equivalents	1,654	540
Accrued investment income	126	67
Prepaid expenses and other assets	36	—
Investment in subsidiaries	189,313	82,446
Total assets	$221,945	$96,292
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$268	$—
Federal income tax payable	1,122	—
Deferred tax liabilities	1,999	—
Total liabilities	3,389	—
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 and 0 shares authorized as of December 31, 2019 and December 31, 2018, respectively, 0 shares issued and outstanding as of December 31, 2019 and December 31, 2018	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 23,468,750 and 17,000,000 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	2	2
Additional paid‑in capital	180,012	68,498
Accumulated other comprehensive (loss) income	4,686	(563)
Retained earnings	33,856	28,355
Total stockholders' equity	218,556	96,292
Total liabilities and stockholders' equity	$221,945	$96,292

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Net investment income	$1,039	$61	$—
Net realized and unrealized losses on investments	131	(2)	—
Operating expenses	8	—	—
Income before income taxes	1,178	59	—
Income tax expense	7,441	—	—
Income (loss) before equity in net income of subsidiaries	(6,263)	59	—
Equity in net income of subsidiaries	16,884	18,160	3,783
Net income	10,621	18,219	3,783
Other comprehensive income:
Net unrealized losses on securities available for sale	708	(87)	—
Equity in other comprehensive income of subsidiaries, net of taxes	4,541	(254)	1,522
Total comprehensive income	$15,870	$17,878	$5,305

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$10,621	$18,219	$3,783
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(16,884)	(18,160)	(3,783)
Net realized and unrealized losses on investments	(131)	2	—
Amortization of premium on fixed maturity securities	114	—	—
Deferred income tax expense	646	—	—
Other	—	546	—
Changes in operating assets and liabilities:	4,202	(67)	—
Net cash (used in) provided by operating activities	(1,432)	540	—
Investing activities
Purchases of fixed maturity securities	(73,901)	—	—
Cash received from subsidiary	226	—	—
Sales and maturities of fixed maturity securities	13,930	—	—
Net cash used in investing activities	(59,745)	—	—
Financing activities
Proceeds from initial public offering, net of offering costs	87,411	—	—
Redemption of Floating Rate Notes	(20,000)	—	—
Distribution to stockholder	(5,120)	—	—
Net cash provided by financing activities	62,291	—	—
Net increase in cash and cash equivalents	1,114	540	—
Cash and cash equivalents at beginning of period	540	—	—
Cash and cash equivalents at end of period	$1,654	$540	$—
Supplementary cash flow information:
Cash paid for income taxes	$5,645	$—	$—

See accompanying notes.

Schedule II

1.Accounting Policies

Organization

Palomar Holdings, Inc. (the Company), is an insurance holding company that was incorporated in Delaware in March 2019. Prior to incorporation in Delaware, the Company was known as GC Palomar Holdings (GCPH), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (GCPI) acquired control of GCPH.

Basis of Presentation

The accompanying condensed financial statements have been prepared using the equity method. Under the equity method, the investment in consolidated subsidiaries is stated at cost plus equity in undistributed earnings of consolidated subsidiaries since the date of acquisition. These condensed financial statements should be read in conjunction with the Company’s consolidated financial statements.

Estimates and Assumptions

Preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures. Those estimates are inherently subject to change, and actual results may ultimately differ from those estimates.

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2019
Valuation Allowance for deferred tax assets	$1,677	$—	$(1,603)	$74
Year Ended December 31, 2018
Valuation Allowance for deferred tax assets	$947	$730	$—	$1,677

122

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2019, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

    (i)    Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

    (ii)    Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

    (iii)    Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2019.

This annual report on Form 10-K does not include an attestation report of our company’s registered public accounting firm regarding internal control over financial reporting as we are an Emerging Growth Company as of December 31, 2019, as defined in JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules- All financial statement schedules are filed as part of this report under Item 8- Financial Statements.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S‑1, filed with the SEC on April 1, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the SEC on April 8, 2019).
4.2

Indenture, dated as of September 6, 2018, by and among Palomar Insurance Holdings, Inc., Palomar Holdings, Inc. (f/k/a GC Palomar Holdings), The Bank of New York Mellon, The Bank of New York Mellon, London Branch and The Bank of New York Mellon SA/NV, Luxembourg Branch (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).

4.3	Form of Floating Rate Senior Secured Note due 2028 (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
4.4	Form of Stockholders Agreement (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
4.5	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
4.6	Description of the Registrant’s Securities
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
10.3+

Employment Agreement, dated April 10, 2014, by and between the Registrant and Mac Armstrong as amended by that certain First Amendment to Employment Agreement, dated March 5, 2018, by and between the Registrant and Mac Armstrong (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).

10.4+

Employment Agreement, dated April 15, 2014, by and between the Registrant and Heath Fisher as amended by that certain First Amendment to Employment Agreement, dated March 1, 2018, by and between the Registrant and Heath Fisher (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).

10.5+

Employment Agreement, dated April 10, 2014, by and between the Registrant and Jon Christianson as amended by that certain First Amendment to Employment Agreement, dated March 5, 2018, by and between the Registrant and Jon Christianson (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).

Exhibit Number	Exhibit Description

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
10.7†

Program Administrator Agreement, dated as of February 19, 2014 (as amended by that certain First Amendment to Program Administrator Agreement, dated as of July 14, 2014, that certain Second Amendment to Program Administrator Agreement, dated as of March 21, 2016, that certain Third Amendment to Program Administrator Agreement, dated as of May 29, 2018 and that certain Second Amendment to Schedule H of the Program Administrator Agreement, dated as of August 29, 2018), by and between Palomar Specialty Insurance Company and Arrowhead General Insurance Agency, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S‑1, filed with the SEC on April 8, 2019).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S‑1, filed with the SEC on March 15, 2019).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+     Management contract or compensatory plan or arrangement.

†     Portions of this exhibit have been redacted in compliance with Regulation S‑K Item 601(b)(10).

*This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2020.

Palomar Holdings, Inc.

By:	/s/ Mac Armstrong Mac Armstrong Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mac Armstrong Mac Armstrong	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020

/s/ Christopher Uchida Christopher Uchida	Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)	February 28, 2020

/s/ James Ryan Clark James Ryan Clark	Chairman of the Board	February 28, 2020

/s/ Robert E. Dowdell Robert E. Dowdell	Director	February 28, 2020

/s/ George L. Estes III George L. Estes III	Director	February 28, 2020

/s/ Catriona M. Fallon Catriona M. Fallon	Director	February 28, 2020

/s/ Martha Notaras Martha Notaras	Director	February 28, 2020

/s/ Richard H. Taketa Richard H. Taketa	Director	February 28, 2020