Form 10-Q
period 2020-03-31
Palomar Holdings, Inc.
filed 2020-05-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Number of shares of the registrant’s common shares outstanding at May 1, 2020: 24,254,862

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $274,864 in 2020; $211,278 in 2019)	$273,358	$217,151
Equity securities, at fair value (cost: $21,459 in 2020; $21,336 in 2019)	22,876	22,328
Total investments	296,234	239,479
Cash and cash equivalents	23,845	33,119
Restricted cash	314	230
Accrued investment income	1,774	1,386
Premium receivable	34,938	36,237
Deferred policy acquisition costs	26,714	25,201
Reinsurance recoverable on unpaid losses and loss adjustment expenses	13,854	12,952
Reinsurance recoverable on paid losses and loss adjustment expenses	5,168	4,303
Prepaid reinsurance premium	25,644	26,105
Prepaid expenses and other assets	13,603	14,861
Property and equipment, net	811	845
Intangible assets	744	744
Total assets	$443,643	$395,462
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$10,320	$13,555
Reserve for losses and loss adjustment expenses	18,352	16,821
Unearned premiums	137,105	130,373
Ceded premium payable	10,027	11,383
Funds held under reinsurance treaty	2,069	1,658
Income and excise taxes payable	3,917	1,117
Deferred tax liabilities, net	1,033	1,999
Total liabilities	182,823	176,906
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively, 0 shares issued and outstanding as of March 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,239,861 and 23,468,750 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	216,334	180,012
Accumulated other comprehensive (loss) income	(1,147)	4,686
Retained earnings	45,631	33,856
Total stockholders' equity	260,820	218,556
Total liabilities and stockholders' equity	$443,643	$395,462

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2020	2019
Revenues:
Gross written premiums	$71,494	$54,031
Ceded written premiums	(29,495)	(26,106)
Net written premiums	41,999	27,925
Change in unearned premiums	(7,193)	(9,575)
Net earned premiums	34,806	18,350
Net investment income	2,035	960
Net realized and unrealized gains on investments	440	2,411
Commission and other income	738	586
Total revenues	38,019	22,307
Expenses:
Losses and loss adjustment expenses	1,863	316
Acquisition expenses	13,046	6,975
Other underwriting expenses (includes stock-based compensation of $442 and $22,961 for the three months ended March 31, 2020 and 2019, respectively)	7,951	28,853
Interest expense	—	429
Total expenses	22,860	36,573
Income (loss) before income taxes	15,159	(14,266)
Income tax expense	3,384	145
Net income (loss)	11,775	(14,411)
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three months ended March 31, 2020 and 2019, respectively	(5,833)	2,187
Net comprehensive income (loss)	$5,942	$(12,224)
Per Share Data:
Basic earnings per share	$0.49	$(0.85)
Diluted earnings per share	$0.48	$(0.85)

Weighted-average common shares outstanding:
Basic	24,119,263	17,000,000
Diluted	24,778,608	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Other comprehensive income, net of tax	—	—	—	2,187	—	2,187
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	22,961	—	—	22,961
Net loss	—	—	—	—	(14,411)	(14,411)
Balance at March 31, 2019	17,000,000	$2	$91,459	$1,624	$8,824	$101,909

Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive loss, net of tax	—	—	—	(5,833)	—	(5,833)
Stock-based compensation	—	—	442	—	—	442
Issuance of common stock in stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock pursuant to employee stock purchase plan	21,111	—	416	—	—	416
Net income	—	—	—	—	11,775	11,775
Balance at March 31, 2020	24,239,861	$2	$216,334	$(1,147)	$45,631	$260,820

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net cash provided by operating activities	$21,804	$2,457
Investing activities
Purchases of property and equipment	(24)	(27)
Purchases of fixed maturity securities	(71,442)	(14,738)
Purchases of equity securities	(123)	(21,430)
Sales and maturities of fixed maturity securities	7,740	12,547
Sales of equity securities	—	27,278
Securities receivable or payable, net	(3,025)	—
Net cash (used in) provided by investing activities	(66,874)	3,630
Financing activities
Proceeds from stock offering, net of offering costs	35,464	—
Proceeds from common stock issued under employee stock purchase plan	416	—
Distribution to stockholder	—	(5,120)
Net cash provided by (used in) financing activities	35,880	(5,120)
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,190)	967
Cash, cash equivalents and restricted cash at beginning of period	33,349	9,924
Cash, cash equivalents and restricted cash at end of period	$24,159	$10,891
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$444

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the Condensed Consolidated Balance Sheets (in thousands):

	March 31,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$23,845	$33,119
Restricted cash	314	230
Cash and cash equivalents and restricted cash	$24,159	$33,349

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the Company) is an insurance holding company that was incorporated in Delaware on March 14, 2019. Prior to incorporation in Delaware, the Company was known as GC Palomar Holdings (GCPH), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (GCPI) acquired control of GCPH. The Company has several wholly owned subsidiaries including a U.S. insurance subsidiary, Palomar Specialty Insurance Company (PSIC) and a Bermuda based reinsurance subsidiary, Palomar Specialty Reinsurance (PSRE).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) for interim financial information and include the accounts of the Company and its wholly‑owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

The Company currently qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company is currently electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC.

The Company will continue to be an EGC for the first five fiscal years after its initial public offering (“IPO”), unless certain changes occur such as becoming a large accelerated filer.  The Company will become a large accelerated filer on December 31, 2020 if the market value of its shares held by non-affiliates exceeds $700 million on June 30, 2020. If the Company becomes a large accelerated filer, it will no longer have the option to adopt guidance within the same time periods as private companies.

Recently adopted accounting pronouncements

In August 2018, the FASB issued “ASU 2018‑13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. Among other things, this new guidance eliminates the need to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, changes the policy for timing of transfers and the valuation processes for Level 3 fair value measurements and includes requirements to disclose quantitative information about Level 3 measurements. The Company adopted this guidance on January 1, 2020 and adoption did not have an impact on the Company’s condensed consolidated financial statements.  The Company will continue to monitor the composition of its investment portfolio and will make appropriate disclosures based on this guidance.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2020	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$16,623	$927	$—	$17,550
States, territories, and possessions	2,836	208	—	3,044
Political subdivisions	2,304	45	(16)	2,333
Special revenue excluding mortgage/asset-backed securities	26,982	686	(229)	27,439
Industrial and miscellaneous	167,292	3,296	(5,503)	165,085
Mortgage/asset-backed securities	58,827	1,303	(2,223)	57,907
Total available-for-sale investments	$274,864	$6,465	$(7,971)	$273,358

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost or Cost	Gains	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$13,371	$321	$(13)	$13,679
States, territories, and possessions	2,298	147	—	2,445
Political subdivisions	1,913	29	—	1,942
Special revenue excluding mortgage/asset-backed securities	18,139	343	(46)	18,436
Industrial and miscellaneous	124,726	4,326	(39)	129,013
Mortgage/asset-backed securities	50,831	824	(19)	51,636
Total available-for-sale investments	$211,278	$5,990	$(117)	$217,151

Security holdings in an unrealized loss position

As of March 31, 2020, the Company held 223 fixed maturity securities in an unrealized loss position with a total estimated fair value of $105.7 million and total gross unrealized losses of $8.0 million. As of December 31, 2019, the Company held 51 fixed maturity securities in an unrealized loss position with a total estimated fair value of $20.9 million and total gross unrealized losses of $0.1 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2020	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$—	—	$—	$—	$—	$—
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	385	(16)	—	—	385	(16)
Special revenue excluding mortgage/asset-backed securities	8,850	(229)	—	—	8,850	(229)
Industrial and miscellaneous	70,872	(5,503)	—	—	70,872	(5,503)
Mortgage/asset-backed securities	25,566	(2,223)	—	—	25,566	(2,223)
Total	$105,673	$(7,971)	$—	$—	$105,673	$(7,971)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,235	$(11)	$1,827	$(2)	$3,062	$(13)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	3,548	(46)	—	—	3,548	(46)
Industrial and miscellaneous	6,929	(38)	188	(1)	7,117	(39)
Mortgage/asset-backed securities	7,035	(19)	182	—	7,217	(19)
Total	$18,747	$(114)	$2,197	$(3)	$20,944	$(117)

The Company considers the following factors in determining whether declines in the fair value of investments are other‑than‑temporary:

•	The significance of the decline in fair value compared to the cost basis,
•	The time period during which there has been a significant decline in fair value,
•	Whether the unrealized loss is credit‑driven or a result of changes in market interest rates,
•	A fundamental analysis of the business prospects and financial condition of the issuer,
•	The Company’s intent to sell the securities as of each reporting date, and
•	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of March 31, 2020, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the widening credit spreads during the three months ended March 31, 2020 which more than offset declines in interest rates during that period. While the Company held some securities in industries such as energy and airlines, the Company believes it will be able to recover its investment in these securities given the financial condition and near-term prospects of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the three months ended March 31, 2020.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2020, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$11,548	$11,572
Due after one year through five years	87,088	87,408
Due after five years through ten years	79,345	77,926
Due after ten years	38,056	38,545
Mortgage and asset-backed securities	58,827	57,907
	$274,864	$273,358

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Interest income	$2,001	$1,010
Dividend income	125	30
Investment expense	(91)	(80)
Net investment income	$2,035	$960

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$15	$44
Gains on sales of equity securities	—	66
Total realized gains	15	110
Realized losses:
Losses on sales of fixed maturity securities	—	(66)
Losses on sales of equity securities	—	(156)
Total realized losses	—	(222)
Net realized investment gains (losses)	15	(112)
Net unrealized gains on equity securities	425	2,523
Net realized and unrealized gains on investments	$440	$2,411

Proceeds from the sale of fixed maturity securities were $0.8 million and $9.9 million for the three months ended March 31, 2020 and 2019, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. At March 31, 2020 and December 31, 2019, the carrying value of securities on deposit with state regulatory authorities was $5.4 million and $5.1 million, respectively.

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

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019.

March 31, 2020	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,550	$—	$17,550
States, territories, and possessions	—	3,044	—	3,044
Political subdivisions	—	2,333	—	2,333
Special revenue excluding mortgage/asset-backed securities	—	27,439	—	27,439
Industrial and miscellaneous	—	165,085	—	165,085
Mortgage/asset-backed securities	—	57,407	500	57,907
Equity securities	22,876	—	—	22,876
Cash, cash equivalents, and restricted cash	14,724	9,435	—	24,159
Total assets	$37,600	$282,293	$500	$320,393

December 31, 2019	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,679	$—	$13,679
States, territories, and possessions	—	2,445	—	2,445
Political subdivisions	—	1,942	—	1,942
Special revenue excluding mortgage/asset-backed securities	—	18,436	—	18,436
Industrial and miscellaneous	—	129,013	—	129,013
Mortgage/asset-backed securities	—	50,136	1,500	51,636
Equity securities	—	22,328	—	22,328
Cash, cash equivalents, and restricted cash	28,350	4,999	—	33,349
Total assets	$28,350	$242,978	$1,500	$272,828

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of March 31, 2020 and December 31, 2019, the Company had $0.5 million and $1.5, respectively of fixed income securities classified as Level 3 due to the availability of market observable inputs. The $1.5 million of Level 3 securities held at December 31, 2019 was transferred to Level 2 during the three months ended March 31, 2020.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$3,869	$4,165
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	2,179	278
Prior years	(316)	38
Total incurred	1,863	316
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	351	106
Prior years	883	2,043
Total payments	1,234	2,149
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	4,498	2,332
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	13,854	10,296
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$18,352	$12,628

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable development of $0.3 million in the three months ended March 31, 2020 and adverse development of $0.04 million in the three months ended March 31, 2019 related to prior year losses.

Favorable development in the three months ended March 31, 2020 was primarily due to lower than anticipated frequency and severity of claims in the specialty homeowners and residential flood lines of business.

Unfavorable development during for the three months ended March 31, 2019 was primarily due to development of a Hurricane Michael claim offset by favorable development in the Specialty Homeowners line of business due to lower than originally anticipated frequency and severity of claims.

5. Long-term debt

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (Floating Rate Notes). These Floating Rate Notes were redeemed in May 2019 pursuant to their terms and the Company did not have any debt subsequent to May 2019.  The Company incurred and paid $0.4 million in interest expense related to the Floating Rate Notes for the three months ended March 31, 2019.

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

The tax expense for the three months ended March 31, 2020 differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations. The tax expense for the three months ended March 31, 2019 differs significantly the statutory rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of the Company’s U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from the addback related to the stock compensation charge recognized during the quarter that is not deductible for tax purposes.

7. Capital Stock

As of March 31, 2020 and December 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of March 31, 2020 and December 31, 2019, the Company has 500,000,000 common shares authorized and 24,239,861 and 23,468,750 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $216.3 million as of March 31, 2020 and $180.0 million as of December 31, 2019.

On March 15, 2019, the Company effected a 17,000,000 for one forward stock split in conjunction with domestication in the United States. All share and per share information included in the condensed consolidated financial statements and notes to the condensed consolidated financial statements have been retroactively adjusted to reflect the stock split for the Company’s common stock for all periods presented.

On April 22, 2019, the Company completed its IPO with the sale of 6,468,750 shares of common stock at a price to the public of $15.00 per share, including 843,750 shares sold upon the exercise in full of the underwriter’s option to purchase additional shares. After underwriter discounts and commissions and offering expenses, net proceeds from the IPO were approximately $87.4 million.

On January 9, 2020, the Company completed a secondary offering in which the Company sold 750,000 shares of stock to the public at a price of $49.00 per share (along with 5,000,000 shares sold by existing shareholders). The

Company received net proceeds of approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

Common stock reserved for future issuance consists of the following as of March 31, 2020:

Stock options outstanding under 2019 Equity Incentive Plan	1,052,095
Restricted stock units outstanding under 2019 Equity Incentive Plan	6,191
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,045,776
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	458,889
Total	3,562,951

8. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended March 31,
	2020	2019
	(in thousands)
Stock-Based Compensation	$442	$22,961

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of equity-based awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s Unaudited Condensed Consolidated Statement of Income (Loss) and Comprehensive Income (Loss).

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial stock grants in April 2019 and all stock based compensation expense recognized subsequent to April 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

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

A total of 2,400,000 shares of common stock were initially authorized and reserved for issuance under the 2019 Plan. This reserve increases on January 1 of each year through 2029 by an amount equal to the smaller of: 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the board of directors.

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

The following table summarizes stock option transactions for the 2019 Plan for the three months ended March 31, 2020:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	1,046,373	$17.05	9.33	$35,039
Options granted	5,722	55.59
Options exercised	—	—
Options canceled	—	—
Outstanding at March 31, 2020	1,052,095	$17.26	9.08	$43,030
Vested and Exercisable at March 31, 2020	—	$—	—	$—

As of March 31, 2020, the Company had approximately $2.9 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.03 years.

The fair value of each option granted during the three months ended March 31, 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	1.50% - 1.52%
Expected share price volatility (2)	18.13% - 18.29%
Expected life in years (3)	5.64 - 6.08 years
Dividend yield (4)	0%

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

Restricted Stock Units

Restricted stock units are valued on their grant date and will vest on the first anniversary of the grant date.  The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the 2019 Plan for the three months ended March 31, 2020:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at December 31, 2019	6,066	$16.49
Granted	125	58.06
Vested	—	—
Forfeited	—	—
Non vested outstanding at March 31, 2020	6,191	$17.32

As of March 31, 2020, the Company had approximately $0.1 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 0.07 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company's 2019 Employee Stock Purchase Plan (the 2019 ESPP) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 21,111 shares pursuant to the ESPP during the three months ended March 31, 2020.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (AOCI) are as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Beginning Balance	$4,686	$(563)
Other comprehensive income (loss) before reclassification	(7,368)	2,632
Federal income tax (expense) benefit	1,547	(459)
Other comprehensive income (loss) before reclassification, net of tax	(5,821)	2,173
Amounts reclassified from AOCI	(15)	18
Federal income tax expense	3	(4)
Amounts reclassified from AOCI, net of tax	(12)	14
Other comprehensive income (loss)	(5,833)	2,187
Balance at end of period	$(1,147)	$1,624

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended March 31,
	2020	2019
	(in thousands, except shares and per share data)
Net income (loss)	$11,775	$(14,411)
Weighted average common shares outstanding:
Basic	24,119,263	17,000,000
Common Share equivalents	659,345	—
Diluted	24,778,608	17,000,000

Earnings per share:
Basic	$0.49	$(0.85)
Diluted	$0.48	$(0.85)

Common share equivalents relate primarily to outstanding stock options and RSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP.

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

12. Underwriting information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (GWP) by product are presented below:

	Three Months Ended March 31,
	2020		2019
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$28,756	40.2%	$29,308	54.3%
Commercial All Risk	12,456	17.4%	7,565	14.0%
Commercial Earthquake	10,848	15.2%	6,532	12.1%
Specialty Homeowners	9,845	13.8%	7,780	14.4%
Hawaii Hurricane	2,695	3.8%	2,074	3.8%
Residential Flood	1,526	2.1%	772	1.4%
Other	5,368	7.5%	—	—%
Total Gross Written Premiums	$71,494	100.0%	$54,031	100.0%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2020		2019
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$32,751	45.8%	$30,449	56.4%
Texas	15,791	22.1%	10,439	19.3%
Hawaii	3,052	4.3%	2,091	3.9%
Washington	2,606	3.6%	1,594	3.0%
South Carolina	2,410	3.4%	1,669	3.1%
Oregon	2,097	2.9%	1,456	2.7%
North Carolina	1,684	2.4%	740	1.4%
Alabama	1,529	2.1%	1,010	1.9%
Other	9,574	13.4%	4,583	8.3%
Total Gross Written Premiums	$71,494	100.0%	$54,031	100.0%

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

The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2020.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $252.0 million for the year ended December 31, 2019, a compound annual growth rate (“CAGR”) of approximately 72%. For the three months ended March 31, 2020, we experienced average monthly premium retention rates above 94% for our Residential Earthquake, Commercial Earthquake, and Hawaii Hurricane lines and approximately 90% overall across all lines of business, providing strong visibility into future revenue. In February 2014, Palomar Specialty Insurance Company was awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best Company (A.M. Best), a leading rating agency for the insurance industry. In February 2019, A.M. Best affirmed our “A−” (Excellent) (Outlook Stable) rating for Palomar Specialty Insurance Company and affirmed our “A−” (Excellent) (Outlook Stable) group rating for Palomar Holdings, Inc. This rating reflects A.M. Best’s opinion of our financial strength, operating performance and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

In April 2019, we closed our Initial Public Offering (IPO) and received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On January 9, 2020, we, along with certain selling stockholders, completed a registered sale (January 2020 Secondary Offering) of 5,750,000 shares of common stock at a public offering price of $49.00 per share. Of the 5,750,000 shares sold, 750,000 represented the underwriters’ exercise of their option to purchase additional shares. The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by us. Our net proceeds from the January 2020 Secondary Offering were approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Pandemic and Impact on Palomar

The ongoing COVID-19 Pandemic ("Pandemic") and response thereto has significantly impacted financial markets, businesses, households, and communities and has caused a contraction in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the Pandemic and actions taken by government and health officials in response, all of which are uncertain and cannot be predicted.

The most immediate impact of the Pandemic has been on our operations, as we took several actions to protect the health of the public and our employees and comply with directives and advice of governmental authorities. In March 2020, as more information about the potential impacts of the Pandemic became apparent, we directed the majority of our employees to work from home and put all business travel on hold indefinitely. We also implemented safeguards for employees who play critical roles to ensure operational reliability, established protocols for employees who interact directly with the public and began providing employees a reimbursement to help manage incremental costs associated with remote work. In addition, we enacted extra physical security and cybersecurity measures to further safeguard our systems to serve the operational needs of our remote workforce and ensure uninterrupted service to brokers and policyholders.

The initial economic impacts of the Pandemic, as well as the various stay at home orders and mandated closures of certain business, have caused a significant temporary slowdown in certain sectors of the economy and a corresponding increase in unemployment. We have experienced an increase in the number of business interruption claims related to the Pandemic. Our all risk and commercial earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. All of these policies are written on an admitted basis and all of our all risk policies have an Insurance Services Office (ISO) virus exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We are acknowledging, investigating, assessing and adjudicating each and every one of these claims and providing the policyholder requisite consideration.  We have responded to the hardships many customers are facing and have taken a number of steps to support our customers and communities, including implementing a premium grace period to accommodate late payments across all lines of business in all states where we operate.

Our results of operations depend, in part, on the performance of our investment portfolio. During the first quarter of 2020, we experienced a decrease in the fair value of our investment portfolio due to unrealized losses on the value of our fixed income securities. The Pandemic’s impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods.

Adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis and financial market conditions could adversely impact our business in the future.

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

Our gross written premiums are also impacted when we assume unearned in-force premiums due to new partnerships or other business reasons. In periods where we assume a large volume of unearned premiums, our gross written premiums may increase significantly compared to prior periods and the increase may not be indicative of future trends.

Ceded Written Premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses as well as to provide additional capacity for growth. Ceded written premiums are earned over the reinsurance contract period in proportion to the period of risk covered. The volume of our ceded written premiums is impacted by the level of our gross written premiums and any decision we make to increase or decrease limits, retention levels and co-participations. Our ceded written premiums can also be impacted significantly in certain periods due to changes in quota share agreements. In periods where we start or stop ceding a large volume of our premiums, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends.

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

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consists of interest expense on our Floating Rate Notes during the three months ended March 31, 2019.  We did not have any debt or incur any interest expense after May 2019.

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and expenses due to external investment managers. As measured by amortized cost, which excludes changes in fair value, caused by changes in interest rates, the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost‑basis, mark-to-market adjustments as well as any “other‑than‑temporary” impairments recognized in earnings.

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations.  Our 2019 income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge.

Key Financial and Operating Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting revenue is a non‑GAAP financial measure defined as total revenue, excluding net investment income and net realized and unrealized gains and losses on investments. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of total revenue calculated in accordance with GAAP to underwriting revenue.

Underwriting income is a non‑GAAP financial measure defined as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments and interest expense. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of income before income taxes calculated in accordance with GAAP to underwriting income.

Adjusted net income is a non‑GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income calculated in accordance with GAAP to adjusted net income.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.

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

Adjusted combined ratio is a non‑GAAP financial measure defined as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of combined ratio calculated using unadjusted GAAP numbers to adjusted combined ratio.

Diluted adjusted earnings per share is a non‑GAAP financial measure defined as adjusted net income divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of diluted earnings per share calculated in accordance with GAAP to diluted adjusted earnings per share.

Tangible stockholders’ equity is a non‑GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Three months ended March 31, 2020 compared to three months ended March 31, 2019

The following table summarizes our results for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,			Percent
	2020	2019	Change	Change
	($ in thousands, except per share data)
Revenue:
Gross written premiums	$71,494	54,031	$17,463	32.3%
Ceded written premiums	(29,495)	(26,106)	(3,389)	13.0%
Net written premiums	41,999	27,925	14,074	50.4%
Net earned premiums	34,806	18,350	16,456	89.7%
Commission and other income	738	586	152	25.9%
Total underwriting revenue (1)	35,544	18,936	16,608	87.7%
Losses and loss adjustment expenses	1,863	316	1,547	489.6%
Acquisition expenses	13,046	6,975	6,071	87.0%
Other underwriting expenses	7,951	28,853	(20,902)	(72.4)%
Underwriting income (loss) (1)	12,684	(17,208)	29,892	(173.7)%
Interest expense	—	(429)	429	(100.0)%
Net investment income	2,035	960	1,075	112.0%
Net realized and unrealized gains on investments	440	2,411	(1,971)	(81.8)%
Income (loss) before income taxes	15,159	(14,266)	29,425	(206.3)%
Income tax expense	3,384	145	3,239	NM
Net income (loss)	$11,775	$(14,411)	$26,186	(181.7)%
Adjustments:
Expenses associated with stock offerings and tax restructuring	253	358	(105)	NM
Stock-based compensation expense	442	22,961	(22,519)	NM
Tax impact	(149)	(75)	(74)	NM
Adjusted net income (1)	$12,321	$8,833	$3,488	39.5%
Key Financial and Operating Metrics
Annualized return on equity	19.7%	(58.2)%
Annualized adjusted return on equity	20.6%	35.7%
Loss ratio	5.4%	1.7%
Expense ratio	58.2%	192.1%
Combined ratio	63.6%	193.8%
Adjusted combined ratio (1)	61.6%	66.7%
Diluted earnings per share	$0.48	$(0.85)
Diluted adjusted earnings per share (1)	$0.50	$0.52
NM- not meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $17.5 million, or 32.3% to $71.5 million for the three months ended March 31, 2020 compared to $54.0 million for the three months ended March 31, 2019. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ distribution footprint, and new partnerships. The changes in gross written premiums were most notable in the following lines of business:

•

Residential Earthquake, which represented approximately 40.2% of our gross written premiums for the three months ended March 31, 2020, decreased by $0.6 million, or 1.9%, for the three months ended March 31, 2020 compared to the same period in the prior year.  During the prior year three month period, we entered into a new homeowners carrier partnership in which we assumed $6.6 million of unearned premiums.  Excluding the impact of this unearned premium assumption, our Residential Earthquake gross written premiums increased by $6.1 million, or 26.7%.

•

Commercial All Risk, which represented approximately 17.4% of our gross written premiums for the three months ended March 31, 2020, increased by $4.9 million, or 64.7%, for the three months ended March 31, 2020 compared to the same period in the prior year.

•

Commercial Earthquake, which represented approximately 15.2% of our gross written premiums for the three months ended March 31, 2020, increased by $4.3 million, or 66.1%, for the three months ended March 31, 2020 compared to the same period in the prior year.

•

Specialty Homeowners, which represented approximately 13.8% of our gross written premiums for the three months ended March 31, 2020, increased by $2.1 million, or 26.5%, for the three months ended March 31, 2020 compared to the same period in the prior year.

•

Hawaii Hurricane, which represented approximately 3.8% of our gross written premiums for the three months ended March 31, 2020, increased by $0.6 million or 29.9%, for the three months ended March 31, 2020 compared to the same period in the prior year.

•

Residential Flood, which represented approximately 2.1% of our gross written premiums for the three months ended March 31, 2020 increased by $0.8 million or 97.7%, for the three months ended March 31, 2020 compared to the same period in the prior year.

•

Other gross written premiums consist of premiums related to our Assumed Reinsurance program and our Inland Marine products.  The increase was primarily due to premiums from our Assumed Reinsurance program and may not be indicative of trends in future periods.

Ceded Written Premiums

Ceded written premiums increased $3.4 million, or 13.0%, to $29.5 million for the three months ended March 31, 2020 from $26.1 million for the three months ended March 31, 2019. The increase was primarily due to an increase in excess of loss (XOL) reinsurance expense commensurate with growth in exposure, offset by decreased quota share cession primarily in our commercial all risk line. Ceded written premiums as a percentage of gross written premiums decreased to 41.3% for the three months ended March 31, 2020 from 48.3% for the three months ended March 31, 2019.  This decrease was due to the decreased quota share cession on our commercial all risk line and due to the increase in gross written premiums in our residential earthquake and commercial earthquake lines, which are not subject to quota share reinsurance agreements.

Net Written Premiums

Net written premiums increased $14.1 million, or 50.4%, to $42.0 million for the three months ended March 31, 2020 from $27.9 million for the three months ended March 31, 2019. The increase was primarily due to an increase in gross written premiums, primarily in our commercial all risk and commercial earthquake lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $16.4 million, or 89.7%, to $34.8 million for the three months ended March 31, 2020 from $18.4 million for the three months ended March 31, 2019 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	($ in thousands)
Gross earned premiums	$64,974	$40,892	$24,082	58.9%
Ceded earned premiums	(30,168)	(22,542)	(7,626)	33.8%
Net earned premiums	$34,806	$18,350	$16,456	89.7%

Net earned premium ratio	53.6%	44.9%

Commission and Other Income

Commission and other income increased $0.1 million or 25.9% to $0.7 million for the three months ended March 31, 2020 from $0.6 million for the three months ended March 31, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $1.5 million, or 489.6%, to $1.9 million for the three months ended March 31, 2020 from $0.3 million for the three months ended March 31, 2019. Losses increased during the three months ended March 31, 2020 due to higher attritional losses on our commercial all risk and specialty homeowners lines of business due to the growth of those lines and changes in quota share agreements whereby we retained a higher amount of premiums and losses.

Acquisition Expenses

Acquisition expenses increased $6.0 million, or 87.0%, to $13.0 million for the three months ended March 31, 2020 from $7.0 million for the three months ended March 31, 2019. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 20.1% for the three months ended March 31, 2020 compared to 17.1% for the three months ended March 31, 2019. Acquisition expenses as a percentage of gross earned premiums increased due to lower earned ceding commissions primarily related to our commercial all risk line. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses decreased $20.9 million, or 72.4%, to $8.0 million for the three months ended March 31, 2020 from $28.9 million for the three months ended March 31, 2019.

Other underwriting expenses as a percentage of gross earned premiums were 12.2% for the three months ended March 31, 2020 compared to 70.6% for the three months ended March 31, 2019. Excluding the impact of expenses relating to stock offerings and tax restructuring and stock-based compensation, other underwriting expenses as a percentage of gross earned premiums were 11.2% for the three months ended March 31, 2020 compared to 13.5% for the three months ended March 31, 2019.

Interest Expense

Interest expense decreased $0.4 million to zero for the three months ended March 31, 2020 from $0.4 million for the three months ended March 31, 2019. Interest expense decreased as we did not have any debt during the three months ended March 31, 2020 whereas we had outstanding Floating Rate Notes during the three months ended March 31, 2019.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $1.0 million, or 112.0%, to $2.0 million for the three months ended March 31, 2020 from $1.0 million for the three months ended March 31, 2019. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2020 due primarily to proceeds from our April 2019 IPO, investing of cash generated from operations, and proceeds from our January 2020 secondary offering.

Net realized and unrealized gains on investments decreased $2.0 million, or 81.8%, to $0.4 million for the three months ended March 31, 2020 from $2.4 million for the three months ended March 31, 2019. We had a higher balance of equity securities during the prior year period and saw appreciation on those equity securities during that period.  Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2020	2019	Change	% Change
	($ in thousands)
Interest income	$2,001	$1,010	$991	98.1%
Dividend income	125	30	95	316.7%
Investment management fees and expenses	(91)	(80)	(11)	13.8%
Net investment income	2,035	960	1,075	112.0%
Net realized and unrealized gains on investments	440	2,411	(1,971)	(81.8)%
Total	$2,475	$3,371	$(896)	(26.6)%

Income Tax Expense

Income tax expense increased to $3.4 million for the three months ended March 31, 2020 from $0.1 million for the three months ended March 31, 2019 as we had higher pre-tax income during the three months ended March 31, 2020. For the three months ended March 31, 2019, our income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge related to the modification of our management incentive plan in March 2019.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Total revenue	$38,019	$22,307
Net investment income	(2,035)	(960)
Net realized and unrealized gains on investments	(440)	(2,411)
Underwriting revenue	$35,544	$18,936

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

Income (loss) before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Income (loss) before income taxes	$15,159	$(14,266)
Net investment income	(2,035)	(960)
Net realized and unrealized gains on investments	(440)	(2,411)
Interest expense	—	429
Underwriting income (loss)	$12,684	$(17,208)

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

Net income (loss) calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2020	2019
	(in thousands)
Net income (loss)	$11,775	$(14,411)
Adjustments:
Expenses associated with stock offerings and tax restructuring	253	358
Stock-based compensation expense	442	22,961
Tax impact	(149)	(75)
Adjusted net income	$12,321	$8,833

Annualized Adjusted Return on Equity

We define adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)

Annualized adjusted net income	$49,284	$35,332
Average stockholders' equity	$239,688	$99,101
Annualized adjusted return on equity	20.6%	35.7%

Adjusted Combined Ratio

We define adjusted combined ratio as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. We use adjusted combined ratio as an internal performance measure in the management of our operations because we believe it gives our management and other users of our financial information useful insight into our results of operations and our underlying business performance. Adjusted combined ratio should not be viewed as a substitute for combined ratio calculated using unadjusted GAAP numbers, and other companies may define adjusted combined ratio differently.

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$22,122	$35,558
Denominator: Net earned premiums	$34,806	$18,350
Combined ratio	63.6%	193.8%
Adjustments to numerator:
Expenses associated with stock offerings and tax restructuring	$(253)	$(358)
Stock-based compensation expense	(442)	(22,961)
Adjusted combined ratio	61.6%	66.7%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2020	2019
	($ in thousands, except per share data)

Adjusted net income	$12,321	$8,833
Weighted-average common shares outstanding, diluted	24,778,608	17,000,000
Diluted adjusted earnings per share	$0.50	$0.52

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2020	2019
	(in thousands)
Stockholders' equity	$260,820	$218,556
Intangible assets	(744)	(744)
Tangible stockholders' equity	$260,076	$217,812

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

Our U.S. insurance company subsidiary is restricted by statute as to the amount of dividends that it may pay without the prior approval of the Oregon and California Insurance Commissioners. Generally, insurers may pay dividends without advance regulatory approval only from earned surplus and only to the extent that all dividends paid in the twelve months ending on the date of the proposed dividend do not exceed the greater of (i) 10% of their statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of their statutory net income (excluding realized investment gains or losses) for the calendar year preceding the year in which the value is being determined. In addition, a domestic insurer may only declare a dividend from earned surplus, which does not include surplus arising from unrealized capital gains or revaluation of assets. A domestic insurer may declare a dividend from other than earned surplus only if the Insurance Commissioner approves the declaration prior to payment of the dividend. Our U.S. insurance company subsidiary may pay a dividend or distribution no greater than $10.3 million to us in 2020 without the prior approval of the Oregon and California Insurance Commissioners due to our U.S. Insurance Company Subsidiary’s earned surplus of $10.3 million as of December 31, 2019. In addition, there is no assurance that dividends of the maximum amount calculated under any applicable formula would be permitted by state insurance regulators. In the future, state insurance regulatory authorities may adopt statutory provisions more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. Oregon and California’s state insurance regulators have a risk‑based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of March 31, 2020 and December 31, 2019, the total adjusted capital of our U.S. insurance subsidiary was in excess of its respective prescribed risk‑based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of March 31, 2020 and December 31, 2019.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of March 31, 2020 and December 31, 2019, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from our Bermuda subsidiary during 2020 is calculated to be approximately $5.7 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. There were no dividends approved or paid in 2019 and there have been no dividends approved or paid in 2020.

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from offerings of equity securities. We use our cash flows primarily to pay reinsurance premiums, operating expenses, losses and loss adjustment expenses, and income taxes.

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

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019:

	Three months ended
	March 31,
	2020	2019
	($ in thousands)
Cash provided by (used in):
Operating activities	$21,804	$2,457
Investing activities	(66,874)	3,630
Financing activities	35,880	(5,120)
Change in cash, cash equivalents, and restricted cash	$(9,190)	$967

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

Cash used in investing activities for the three months ended March 31, 2020 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.  Cash provided by investing activities for the three months ended March 31, 2019 related primarily to sales and maturities of fixed income and equity securities in excess of purchases.

Cash provided by financing activities for three months ended March 31, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 Secondary Offering and the receipt of $0.4 million in proceeds related to the issuance of common stock pursuant to our employee stock purchase plan. Cash used in financing activities for the three months ended March 31, 2019 was related to a one‑time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $320.4 million in cash and investment securities available at March 31, 2020. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (Floating Rate Notes). These Floating Rate Notes were redeemed in May 2019 pursuant to their terms and the Company did not have any debt subsequent to May 2019.  The Company incurred and paid $0.4 million in interest expense related to the Floating Rate Notes for the three months ended March 31, 2019

Stockholders’ Equity

At March 31, 2020 total stockholders’ equity was $260.8 million and tangible stockholders’ equity was $260.1 million, compared to total stockholders’ equity of $218.6 million and tangible stockholders’ equity of $217.8 million as of December 31, 2019. Stockholders’ equity increased for the three months ended March 31, 2020 primarily due to the receipt of $35.5 million in net proceeds from our January 2020 Secondary Offering. In addition, it increased due to $11.8 million in net income and $0.4 million related to the issuance of common stock pursuant to our employee stock purchase plan. Finally, it increased due to $0.4 million stock-based compensation expense, which was treated as additional paid in capital. These items were offset by a $5.8 million decrease to other comprehensive income caused by unrealized losses on fixed maturity investments.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2020, the majority of our investment portfolio, or $273.4 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $22.9 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non‑restricted cash and cash equivalent balance of $23.8 million at March 31, 2020. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.81 and 3.49 years and an average rating of “A1/A+” and “A1/A+” at March 31, 2020 and December 31, 2019, respectively. Our fixed income investment portfolio had a book yield of 2.85% as of March 31, 2020, compared to 2.9% as of December 31, 2019.

At March 31, 2020 and December 31, 2019 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2020	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$16,623	$17,550	6.4%
States, territories, and possessions	2,836	3,044	1.1%
Political subdivisions	2,304	2,333	0.9%
Special revenue excluding mortgage/asset-backed securities	26,982	27,439	10.0%
Industrial and miscellaneous	167,292	165,085	60.4%
Mortgage/asset-backed securities	58,827	57,907	21.2%
Total available-for-sale investments	$274,864	$273,358	100.0%

	Amortized	Fair	% of Total
December 31, 2019	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$13,371	$13,679	6.3%
States, territories, and possessions	2,298	2,445	1.1%
Political subdivisions	1,913	1,942	0.9%
Special revenue excluding mortgage/asset-backed securities	18,139	18,436	8.5%
Industrial and miscellaneous	124,726	129,013	59.4%
Mortgage/asset-backed securities	50,831	51,636	23.8%
Total available-for-sale investments	$211,278	$217,151	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2020 and December 31, 2019:

	Estimated	% of
March 31, 2020	Fair Value	Total
	($ in thousands)
Rating
AAA	$90,482	33.1%
AA	32,803	12.0%
A	90,481	33.1%
BBB	51,938	19.0%
BB	7,654	2.8%
	$273,358	100.0%

	Estimated	% of
December 31, 2019	Fair Value	Total
	($ in thousands)
Rating
AAA	$83,821	38.6%
AA	24,321	11.2%
A	69,488	32.0%
BBB	32,138	14.8%
BB	7,383	3.4%
	$217,151	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2020 were as follows:

	Amortized	Fair	% of Total
March 31, 2020	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$11,548	$11,572	4.2%
Due after one year through five years	87,088	87,408	32.0%
Due after five years through ten years	79,345	77,926	28.5%
Due after ten years	38,056	38,545	14.1%
Mortgage and asset-backed securities	58,827	57,907	21.2%
	$274,864	$273,358	100.0%

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

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe excess of loss (“XOL”) coverage, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe XOL coverage except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

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

Currently, we retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.2 billion for earthquake events, subject to customary exclusions. Currently, our first event retention represents 1.9% of our stockholders’ equity. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at our current net retention of $5 million per such event.

To mitigate potential volatility in reinsurance market conditions, we currently purchase XOL reinsurance coverage at two different renewals during the year, on January 1st and on June 1st. Additionally, we divide our catastrophe XOL treaty into multiple layers and place many of the layers on alternating 24 month contracts. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage.  Many of our reinsurance contracts have multi‑year terms and additional features, such as expanded coverage windows for catastrophe events, that we believe provide us with significant protection and flexibility should market conditions change. In the event of a catastrophe that impacts our reinsurance contracts, our contracts typically include prepaid reinstatements that limits our net loss to $5 million retention per event.  For layers that are not reinstateable (commonly known as “single shot”) such as Torrey Pines Re, the we have arranged cascading coverage that drops down in order to eliminate any potential gap in coverage in the catastrophe program for subsequent event(s).

Off‑Balance Sheet Arrangements

We do not have any off‑balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical accounting estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2019 Annual Report on Form 10-K filed with the SEC on February 28, 2020.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2019 Annual Report on Form 10-K

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair value of financial instruments. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. General concern exists about a number of issuers experiencing financial difficulties as a result of the impact of the

COVID-19 pandemic. In general, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and by diversifying our holdings.

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 78.2% rated “A−” or better. At March 31, 2020, none of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

We and our customers could be negatively and adversely impacted by the Pandemic, which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.

The ongoing Pandemic and response thereto have significantly impacted financial markets, businesses, households, and communities and has caused a contraction in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability.  The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the outbreak, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, the ability for reinsurers to satisfy claims, and actions taken by government and health officials in response, all of which are uncertain and cannot be predicted.

Disruptions to the economy from the Pandemic could cause our customers to have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Policyholders may exaggerate or even falsify claims to obtain higher claims payments.  Any of these outcomes would reduce our underwriting income.

We underwrite a significant amount of our commercial insurance policies for businesses such as hotels, motels, retail, and professional services. These businesses largely require patrons to generate profits and are located in areas that are quarantined in response to the Pandemic. A prolonged quarantine or ongoing changes in patron behavior as a result of the Pandemic would have a negative adverse impact on these insureds and their revenue streams, which consequently will impact their ability to meet their financial obligations, including purchasing or renewing insurance policies.

In addition, our results of operations depend, in part, on the performance of our investment portfolio.  The Pandemic’s impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods.

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

As of January 1, 2020, we retain $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and our reinsurance program currently provides for coverage up to $1.2 billion for earthquake events, subject to customary exclusions, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. In addition, we maintain reinsurance coverage equivalent or better to 1 in 250 year PML for our other lines. While we believe this risk transfer program insulates us from volatility in our earnings, one severe catastrophe event could result in claims that substantially exceed the limits of our reinsurance coverage.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $5 million of risk per earthquake or wind event, inclusive of any amounts retained through our Bermuda reinsurance subsidiary, and provide coverage up to $1.2 billion for earthquake events, subject to customary exclusions. However, particularly in the event of a major catastrophe our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2020, we had $19.0 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

Our investment portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail due to the Pandemic. Further disruptions in global financial markets due to the continuing impact of the Pandemic could result in potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. If our credit rating were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, due to the Pandemic, our access to capital markets and the cost of any equity or debt financing will be negatively impacted. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

The effects of the Pandemic have significantly affected the global and U.S. economies and financial markets, and may further disrupt our operations and the operations of our insureds, agents, and third parties upon which we rely.

The current Pandemic health emergency has caused significant disruption in the global and U.S. economies and financial markets. On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The spread of COVID-19 caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. The U.S. currently has the most reported COVID-19 cases in the world, and all 50 states and the District of Columbia have reported cases of infected individuals. All U.S. states, including California and Texas, where we generated more than one-half of our gross written premiums for the three months ended March 31, 2020, have declared states of emergency. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

•	employees contracting COVID-19;
•	reductions in our operating effectiveness as our employees work from home;
•	unavailability of key personnel necessary to conduct our business activities;

•	unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns;
•	government mandates and/or legislative changes, including premium grace periods and presumed Pandemic compensability for all or certain insured groups;
•	increases in frequency and/or severity of compensable claims;
•	increased credit risk;
•	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
•	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, should the Pandemic and its related macro-economic risks continue for an extended period of time, demand for our insurance products would be negatively impacted and the level and severity of our compensable claims could increase, each of which could result in a material adverse effect on our results of operations and financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 56% and 18% of our gross written premiums, respectively, for the year ended December 31, 2019 and 46% and 22% of our gross written premiums, respectively, for the three months ended March 31, 2020. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California and Texas, including the impacts of the ongoing Pandemic, could negatively impact our business We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

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

The distribution networks of our products are multi‑faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $148.6 million or 59.0% of our gross written premiums for the year ended December 31, 2019 and $71.5 million or 52% for the three months ended March 31, 2020. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition and results of operations.

There can be no assurances that specifically negotiated loss limitations or exclusions in our policies will be enforceable in the manner we intend. As industry practices and legal, judicial, social, and other conditions change, unexpected and unintended issues related to claims and coverage may emerge. For example, many of our policies limit the period during which a policyholder may bring a claim, which may be shorter than the statutory period under which such claims can be brought against our policyholders. While these limitations and exclusions help us assess and mitigate our loss exposure, it is possible that a court or regulatory authority or an executive action could nullify or void a limitation or exclusion, such as limitations on business interruption claims caused by pandemics or other crises, or legislation could be enacted modifying or barring the use of such limitations or exclusions. These types of governmental actions could result in higher than anticipated losses and loss adjustment expenses, which could have a material adverse effect on our financial condition or results of operations. In addition, court decisions, such as the 1995 Montrose decision in California could read policy exclusions narrowly so as to expand coverage, thereby requiring insurers to create and write new exclusions.

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

Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements and information. Some of these systems may include or rely on third‑party systems not located on our premises or under our control. Events such as natural catastrophes, pandemics (including the COVID-19 Pandemic), terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

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

Recently, the majority of our employees have been working outside of our primary offices as a result of the Pandemic. We believe this additional remote work increases the need for our information technology and telecommunications systems to work properly and creates additional operational risk and difficulty should these systems fail.

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

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our U.S. insurance subsidiary. In certain jurisdictions, when the insured pays its policy premium to its broker for payment on behalf of our U.S. insurance subsidiary, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business of a number of our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products, including impacts related to the Pandemic, could have a material adverse effect on our business, financial condition, and results of operations.

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

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

Our primary market risk exposures relate to changes in interest rates and credit quality considerations. Future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed maturity securities, such as mortgage‑backed and asset‑backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

We also invest in marketable equity securities, generally through mutual funds and exchange‑traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $22.9 million as of March 31, 2020.

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

Our investment portfolio may be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widening in distressed industries, such as energy, gaming, lodging and leisure, autos, airlines and retail due to the Pandemic. Further disruptions in global financial markets due to the continuing impact of the Pandemic could result in additional net realized investment losses, including potential impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

Any government mandates and/or legislative changes related to the ongoing Pandemic, including mandated premium refunds or credits and extended premium grace periods, could have a material adverse effect on our results of operations and financial condition. Premium grace periods could significantly increase our expenses while decreasing our short-term revenues which would adversely impact our liquidity.

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

Palomar Specialty Insurance Company is licensed to conduct insurance operations on an admitted basis in 27 states and has applied for state approval for licenses in additional states. As Palomar Specialty Insurance Company grows, our share of any assessments in each state in which it underwrites business on an admitted basis may increase. We paid assessments of $1.1 million in 2018, $14,750 in 2019 and have paid $0.3 million during the three months ended March 31, 2020. The increase in assessments paid during 2018 was primarily amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage. Additionally, the rapid development and fluidity of the Pandemic precludes any prediction as to the ultimate impact of COVID-19 on our business. The full extent of the impact and effects of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

Genstar Capital currently controls approximately 14.6% of our common stock. Currently, one of our directors, James Ryan Clark, is affiliated with Genstar Capital. Mr. Clark has fiduciary duties to us and, in addition, has duties to Genstar Capital. As a result, Mr. Clark may face real or apparent conflicts of interest with respect to matters affecting both us and Genstar Capital, whose interests may be adverse to ours in some circumstances

In addition, we are party to a Stockholders Agreement with Genstar Capital that permits Genstar Capital to exert influence over us and our corporate decisions. The Stockholders Agreement specifies that until such time as Genstar Capital beneficially owns less than 10% of our outstanding common stock we will not take certain significant actions specified therein without the prior written consent of Genstar Capital, including, but not limited to, (i) amendments or modifications to our or our subsidiaries’ organizational documents in a manner that adversely affects Genstar Capital, (ii) making any payment or declaration of any dividend or other distribution on any shares of our common stock, (iii) merging or consolidating with or into any other entity, or transferring all or substantially all of our or our subsidiaries’ assets, taken as a whole, to another entity, or entering into or agreeing to undertake any transaction that would constitute a “Change of Control” as defined in our or our subsidiaries’ credit facilities, (iv) other than in the ordinary course of business with vendors, customers and suppliers, entering into or effecting any (A) acquisition by us or any of our subsidiaries of the equity interests or assets of any person, or the acquisition by us or any of our subsidiaries of any business, properties, assets, or person, in one transaction or a series of related transactions or (B) disposition of assets of us or any of our subsidiaries or the shares or other equity interests of any of our subsidiary, in each case where the amount of consideration for any such acquisition or disposition exceeds $15 million in any single transaction, or an aggregate amount of $30 million in any series of transactions during a calendar year, (v) undertaking any liquidation, dissolution or winding up, and (vi) changing the size of the Board of Directors.

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

We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations.

As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes‑Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and, to the extent that we are no longer an “emerging growth company” as defined in the JOBS Act, our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes‑Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We must maintain accounting and financial staff and consultants with appropriate public company reporting, technical accounting, and internal control knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services.

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards increases our operating costs and divert management’s time and attention from revenue‑generating activities.

These requirements also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of Nasdaq;

•define and expand the roles and the duties of our Board of Directors and its committees;

•institute comprehensive compliance and investor relations functions; and

•evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with rules and regulations of the SEC and the Public Company Accounting Oversight Board.

We may not be successful in complying with these requirements, and compliance with them could materially adversely affect our business. The increased costs decrease our net income and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

In addition, if we fail to implement and maintain the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of investors in, and clients of, our company and could negatively affect our business and cause the price of our shares of common stock to decline.

We are required by Section 404 of the Sarbanes‑Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes‑Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. We are an emerging growth company, and thus we are exempt from the auditor attestation requirement of Section 404(b) of Sarbanes‑Oxley until such time as we no longer qualify as an emerging growth company. See also “We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.” Regardless of whether we qualify as an emerging growth company, we will still need to implement substantial internal control systems and procedures in order to satisfy the reporting requirements under the Exchange Act and applicable requirements.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the Pandemic, among other factors, could impact our business and liquidity.  You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

•changing economic conditions, including those caused by the Pandemic;

•changes in accounting principles;

•any indebtedness we may incur or securities we may issue in the future;

•default under agreements governing our indebtedness;

•exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;

•changes in our credit ratings;

•exchange rate fluctuations; and

•other events or factors, including those from natural disasters, war, pandemics, acts of terrorism, or responses to these events.

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

Genstar Capital and the member of our Board of Directors who is affiliated with Genstar Capital, by the terms of our certificate of incorporation, will not be required to offer us any corporate opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so. Our certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Genstar Capital is in the business of making investments in portfolio companies and may from time to time acquire and hold interests in businesses that compete with us, and Genstar Capital has no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Genstar Capital were to enter into or acquire a business similar to ours. These potential conflicts of interest could have a material adverse effect on our business, financial condition, results of operations or prospects if attractive corporate opportunities are allocated by Genstar Capital to itself, its portfolio companies or its other affiliates instead of to us.

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

In addition, as a Delaware corporation, we are subject to Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, (excluding Genstar Capital), from merging or combining with us for a period of time.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

In April 2019, we closed our Initial Public Offering (IPO) and received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

There has been no material change in the expected use of the net proceeds from our IPO, as described in our final Prospectus filed with the SEC on April 17, 2019 pursuant to Rule 424(b).

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

Palomar Holdings, Inc.

Date: May 6, 2020	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2020	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)