Form 10-Q
period 2020-06-30
Palomar Holdings, Inc.
filed 2020-08-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Number of shares of the registrant’s common shares outstanding at August 3, 2020: 25,468,321

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2020 and 2019	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	66
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	67
Item 6.	Exhibits	67
Signatures		67

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $270,852 in 2020; $211,278 in 2019)	$282,855	$217,151
Equity securities, at fair value (cost: $35,577 in 2020; $21,336 in 2019)	37,649	22,328
Total investments	320,504	239,479
Cash and cash equivalents	109,323	33,119
Restricted cash	619	230
Accrued investment income	2,014	1,386
Premium receivable	44,626	36,237
Deferred policy acquisition costs	30,135	25,201
Reinsurance recoverable on unpaid losses and loss adjustment expenses	17,129	12,952
Reinsurance recoverable on paid losses and loss adjustment expenses	7,549	4,303
Ceded unearned premiums	24,298	26,105
Prepaid expenses and other assets	26,318	14,861
Property and equipment, net	791	845
Intangible assets	744	744
Total assets	$584,050	$395,462
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$10,469	$13,555
Reserve for losses and loss adjustment expenses	24,216	16,821
Unearned premiums	150,048	130,373
Ceded premium payable	10,575	11,383
Funds held under reinsurance treaty	2,420	1,658
Income and excise taxes payable	6,620	1,117
Deferred tax liabilities, net	4,459	1,999
Total liabilities	208,807	176,906
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively, 0 shares issued and outstanding as of June 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,468,321 and 23,468,750 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	2	2
Additional paid-in capital	308,071	180,012
Accumulated other comprehensive income	9,529	4,686
Retained earnings	57,641	33,856
Total stockholders' equity	375,243	218,556
Total liabilities and stockholders' equity	$584,050	$395,462

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Gross written premiums	$83,807	$58,346	$155,301	$112,377
Ceded written premiums	(30,198)	(24,632)	(59,693)	(50,737)
Net written premiums	53,609	33,714	95,608	61,640
Change in unearned premiums	(14,289)	(10,506)	(21,482)	(20,081)
Net earned premiums	39,320	23,208	74,126	41,559
Net investment income	2,114	1,483	4,148	2,443
Net realized and unrealized gains on investments	778	493	1,219	2,904
Commission and other income	937	721	1,675	1,306
Total revenues	43,149	25,905	81,168	48,212
Expenses:
Losses and loss adjustment expenses	3,978	643	5,841	959
Acquisition expenses	14,886	8,971	27,933	15,946
Other underwriting expenses (includes stock-based compensation of $464 and $306 for the three months ended June 30, 2020 and 2019, respectively and $907 and $23,267 for the six months ended June 30, 2020 and 2019, respectively)	8,976	7,165	16,928	36,017
Interest expense	—	639	—	1,068
Total expenses	27,840	17,418	50,702	53,990
Income (loss) before income taxes	15,309	8,487	30,466	(5,778)
Income tax expense	3,297	1,789	6,681	1,934
Net income (loss)	12,012	6,698	23,785	(7,712)
Other comprehensive income, net:
Net unrealized gains on securities available for sale for the three and six months ended June 30, 2020 and 2019, respectively	10,676	3,298	4,843	5,485
Net comprehensive income (loss)	$22,688	$9,996	$28,628	$(2,227)
Per Share Data:
Basic earnings per share	$0.49	$0.30	$0.98	$(0.40)
Diluted earnings per share	$0.48	$0.30	$0.95	$(0.40)

Weighted-average common shares outstanding:
Basic	24,343,425	21,975,962	24,231,344	19,501,727
Diluted	25,057,029	22,105,009	24,922,630	19,501,727

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Other comprehensive income, net of tax	—	—	—	5,485	—	5,485
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	23,267	—	—	23,267
Proceeds from common stock sold in initial public offering, net of offering costs	6,468,750	—	87,424	—	—	87,424
Net loss	—	—	—	—	(7,712)	(7,712)
Balance at June 30, 2019	23,468,750	$2	$179,189	$4,922	$15,523	$199,636

Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive income, net of tax	—	—	—	4,843	—	4,843
Stock-based compensation	—	—	907	—	—	907
Issuance of common stock in January 2020 stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock in June 2020 stock offering, net of offering costs	1,150,000	—	90,224	—	—	90,224
Issuance of common stock via employee stock purchase plan	21,111	—	416	—	—	416
Issuance of common stock via equity incentive plan	78,460	—	1,048	—	—	1,048
Net income	—	—	—	—	23,785	23,785
Balance at June 30, 2020	25,468,321	$2	$308,071	$9,529	$57,641	$375,243

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net cash provided by operating activities	$24,499	$16,893
Investing activities
Purchases of property and equipment	(63)	(44)
Purchases of fixed maturity securities	(130,755)	(138,528)
Purchases of equity securities	(27,736)	(21,563)
Sales and maturities of fixed maturity securities	71,027	58,901
Sales of equity securities	13,492	27,278
Securities receivable or payable, net	(1,023)	(284)
Net cash used in investing activities	(75,058)	(74,240)
Financing activities
Proceeds from initial public offering, net of costs	—	87,424
Redemption of Floating Rate Notes	—	(20,000)
Distribution to stockholder	—	(5,120)
Proceeds from January 2020 stock offering, net of offering costs	35,464	—
Proceeds from June 2020 stock offering, net of offering costs	90,224	—
Proceeds from common stock issued via employee stock purchase plan	416	—
Proceeds from common stock issued via stock option exercises	1,048	—
Net cash provided by financing activities	127,152	62,304
Net increase in cash, cash equivalents and restricted cash	76,593	4,957
Cash, cash equivalents and restricted cash at beginning of period	33,349	9,924
Cash, cash equivalents and restricted cash at end of period	$109,942	$14,881
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$1,162

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$109,323	$33,119
Restricted cash	619	230
Cash and cash equivalents and restricted cash	$109,942	$33,349

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (“the Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), and a California domiciled property and casualty insurance agency, Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”).

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Recent Accounting Pronouncements

The Company currently qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company is currently electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC. Based on the market value of the Company’s common stock held by non-affiliates as of the last business day of its second fiscal quarter, the Company expects it will become a large accelerated filer on December 31, 2020 and will no longer be permitted to adopt guidance within the same time periods as private companies at that time.

Recently adopted accounting pronouncements

In August 2018, the FASB issued “ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement.” Among other things, this new guidance eliminates the need to disclose transfers between Level 1 and Level 2 of the fair value hierarchy, changes the policy for timing of transfers and the valuation processes for Level 3 fair value measurements and includes requirements to disclose quantitative information about Level 3 measurements. The Company adopted this guidance on January 1, 2020 and adoption did not have an impact on the Company’s consolidated financial statements. The Company will continue to monitor the composition of its investment portfolio and will make appropriate disclosures based on this guidance.

Recently issued accounting pronouncements not yet adopted

In February 2016, the FASB issued new guidance for accounting for leases, “ASU 2016-02, Leases (Topic 842).” Under current guidance, leases are only included on the balance sheet if the criteria to classify the agreement as a capital lease are met. This update will require the recognition of a right-of-use asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months.

This guidance was subsequently amended multiple times and offers specific accounting guidance for a lessee, a lessor and sale and leaseback transactions. Lessees and lessors are required to disclose qualitative and quantitative information about leasing arrangements to enable a user of the financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. This new guidance requires a modified retrospective adoption, applying the new standard to all leases existing at the date of initial application, with early adoption permitted. An entity may choose to use the standard’s effective date, rather than the beginning of the earliest comparative period presented, as the date of initial application. An entity would record the effects of initially applying the new guidance as a cumulative-effect adjustment to retained earnings. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with the current guidance, including the current disclosure requirements.

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

The Company will adopt this guidance for annual reporting on December 31, 2020 and will account for leases under this guidance beginning with its 2020 Annual Report on Form 10-K. The Company will adopt this guidance for quarterly reporting beginning the first quarter of fiscal year 2021. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

In June 2016, the FASB issued “ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” Current guidance delays the recognition of credit losses until it is probable a loss has been incurred. This updated guidance will require financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that runs through net income. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses, with the amount of the allowance limited to the amount by which fair value is below amortized cost. In 2019, the FASB issued amendments to this guidance which provide an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost and provide additional clarification and implementation guidance.

The Company will adopt this guidance for annual reporting on December 31, 2020 and will account for potential credit losses under this guidance beginning with its 2020 Annual Report on Form 10-K. The Company will adopt this guidance for quarterly reporting beginning the first quarter of fiscal year 2021. The Company is currently evaluating the impact that this guidance will have on its consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$15,299	$896	$—	$16,195
States, territories, and possessions	2,833	353	—	3,186
Political subdivisions	2,295	102	—	2,397
Special revenue excluding mortgage/asset-backed securities	28,093	986	(181)	28,898
Industrial and miscellaneous	151,122	8,828	(1,183)	158,767
Mortgage/asset-backed securities	71,210	2,808	(606)	73,412
Total available-for-sale investments	$270,852	$13,973	$(1,970)	$282,855

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$13,371	$321	$(13)	$13,679
States, territories, and possessions	2,298	147	—	2,445
Political subdivisions	1,913	29	—	1,942
Special revenue excluding mortgage/asset-backed securities	18,139	343	(46)	18,436
Industrial and miscellaneous	124,726	4,326	(39)	129,013
Mortgage/asset-backed securities	50,831	824	(19)	51,636
Total available-for-sale investments	$211,278	$5,990	$(117)	$217,151

Security holdings in an unrealized loss position

As of June 30, 2020, the Company held 85 fixed maturity securities in an unrealized loss position with a total estimated fair value of $40.0 million and total gross unrealized losses of $2.0 million. As of December 31, 2019, the Company held 51 fixed maturity securities in an unrealized loss position with a total estimated fair value of $20.9 million and total gross unrealized losses of $0.1 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$—	$—	$—	$—	$—	$—
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	5,592	(181)	—	—	5,592	(181)
Industrial and miscellaneous	17,169	(1,183)	—	—	17,169	(1,183)
Mortgage/asset-backed securities	17,232	(606)	—	—	17,232	(606)
Total	$39,993	$(1,970)	$—	$—	$39,993	$(1,970)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,235	$(11)	$1,827	$(2)	$3,062	$(13)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	3,548	(46)	—	—	3,548	(46)
Industrial and miscellaneous	6,929	(38)	188	(1)	7,117	(39)
Mortgage/asset-backed securities	7,035	(19)	182	—	7,217	(19)
Total	$18,747	$(114)	$2,197	$(3)	$20,944	$(117)

The Company considers the following factors in determining whether declines in the fair value of investments are other-than-temporary:

●	The significance of the decline in fair value compared to the cost basis,
●	The time period during which there has been a significant decline in fair value,
●	Whether the unrealized loss is credit-driven or a result of changes in market interest rates,
●	A fundamental analysis of the business prospects and financial condition of the issuer,
●	The Company’s intent to sell the securities as of each reporting date, and
●	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of June 30, 2020, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the widening credit spreads during the six months ended June 30, 2020 which more than offset declines in interest rates during that period. While the Company held some securities in industries such as energy and airlines, the Company believes it will be able to recover its investment in these securities given the financial condition and near-term prospects of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the six months ended June 30, 2020.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2020, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$9,794	$9,882
Due after one year through five years	87,904	91,674
Due after five years through ten years	76,683	81,891
Due after ten years	25,261	25,996
Mortgage and asset-backed securities	71,210	73,412
	$270,852	$282,855

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Interest income	$2,092	$1,452	$4,093	$2,462
Dividend income	120	137	245	166
Investment expense	(98)	(106)	(190)	(185)
Net investment income	$2,114	$1,483	$4,148	$2,443

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$175	$53	$185	$97
Gains on sales of equity securities	—	—	—	67
Total realized gains	175	53	185	164
Realized losses:
Losses on sales of fixed maturity securities	(44)	(3)	(44)	(69)
Losses on sales of equity securities	(2)	—	(2)	(156)
Total realized losses	(46)	(3)	(46)	(225)
Net realized investment gains (losses)	129	50	139	(61)
Net unrealized gains on equity securities	649	443	1,080	2,965
Net realized and unrealized gains on investments	$778	$493	$1,219	$2,904

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $10.5 million and $4.4 million for the three months ended June 30, 2020 and 2019, respectively and $12.9 million and $14.3 million for the six months ended June 30, 2020 and 2019, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. At June 30, 2020 and December 31, 2019, the carrying value of securities on deposit with state regulatory authorities was $5.9 million and $5.1 million, respectively.

3. Fair value measurements

Fair value is defined as the price that the Company would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market of the investment.

The three-tier hierarchy of inputs is summarized in the three broad levels listed below:

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

The fair value of the Company’s investments in fixed maturity securities is estimated using relevant inputs, including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. An Option Adjusted Spread model is also used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities. These fair value measurements are estimated based on observable, objectively verifiable market information rather than market quotes. Therefore, these investments are classified and disclosed in Level 2 of the hierarchy.

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019.

June 30, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,195	$—	$16,195
States, territories, and possessions	—	3,186	—	3,186
Political subdivisions	—	2,397	—	2,397
Special revenue excluding mortgage/asset-backed securities	—	28,898	—	28,898
Industrial and miscellaneous	—	158,767	—	158,767
Mortgage/asset-backed securities	—	73,412	—	73,412
Equity securities	37,649	—	—	37,649
Cash, cash equivalents, and restricted cash	109,942	—	—	109,942
Total assets	$147,591	$282,855	$—	$430,446

December 31, 2019	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,679	$—	$13,679
States, territories, and possessions	—	2,445	—	2,445
Political subdivisions	—	1,942	—	1,942
Special revenue excluding mortgage/asset-backed securities	—	18,436	—	18,436
Industrial and miscellaneous	—	129,013	—	129,013
Mortgage/asset-backed securities	—	50,136	1,500	51,636
Equity securities	—	22,328	—	22,328
Cash, cash equivalents, and restricted cash	28,350	4,999	—	33,349
Total assets	$28,350	$242,978	$1,500	$272,828

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of June 30, 2020, the Company had no fixed income securities classified as Level 3. As of December 31, 2019, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of market observable inputs which were transferred to Level 2 during the six months ended June 30, 2020.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses:

	Three months ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$4,499	$2,332	$3,869	$4,165
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	3,885	735	6,064	1,013
Prior years	93	(92)	(223)	(54)
Total incurred	3,978	643	5,841	959
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	1,171	298	1,522	404
Prior years	219	1,249	1,101	3,292
Total payments	1,390	1,547	2,623	3,696
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	7,087	1,428	7,087	1,428
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	17,129	13,202	17,129	13,202
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$24,216	$14,630	$24,216	$14,630

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse development of $0.09 million in the three months ended June 30, 2020 and favorable development of $0.22 million in the six months ended June 30, 2020 and favorable development of $0.09 million and $0.05 million in the three and six months ended June 30, 2019.

Adverse development in the three months ended June 30, 2020 was primarily due to reported activity in the Assumed Reinsurance line of business. Favorable development in the six months ended June 30, 2020 was primarily due to lower than anticipated frequency and severity of claims in the specialty homeowners and residential flood lines of business.

Favorable development during for the three and six months ended June 30, 2019 was primarily due to lower than originally anticipated frequency and severity of claims in the Texas homeowners line of business.

5. Long-term debt

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (“Floating Rate Notes”). These Floating Rate Notes were redeemed in May 2019 pursuant to their terms and the Company did not have any debt subsequent to May 2019.

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

The Company incurred and paid $0.7 million and $1.1 million in interest expense related to the Floating Rate Notes for the three and six months ended June 30, 2019.

6. Income Taxes

Prior to March 2019, the Company was a Cayman Islands incorporated holding company with U.K. tax residency. On March 14, 2019, the Company implemented a domestication (“the Domestication”) pursuant to Section 388 of the Delaware General Corporation Law and Section 206 of the Companies Law (2018 Revision), as amended, of the Cayman Islands pursuant to which it became a Delaware corporation and no longer subject to the laws of the Cayman Islands.

Historically, the Company’s Bermuda based subsidiary, PSRE, was not required to pay any taxes on its income or capital gains but was subject to a 1% U.S. federal excise tax on reinsurance premiums assumed. The Company has filed an irrevocable election for PSRE to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2019.

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

The tax expense for the three and six months ended June 30, 2020 and for the three months ended June 30, 2019 differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations. The tax expense for the six months ended June 30, 2019 differs significantly the statutory rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of the Company’s U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from an addback related to a nondeductible stock compensation charge incurred upon modification of the Company’s management incentive plan in March 2019.

7. Capital Stock

As of June 30, 2020 and December 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of June 30, 2020 and December 31, 2019, the Company has 500,000,000 common shares authorized and 25,468,321 and 23,468,750 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $308.1 million as of June 30, 2020 and $180.0 million as of December 31, 2019.

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

On April 22, 2019, the Company completed its IPO with the sale of 6,468,750 shares of common stock at a price to the public of $15.00 per share. The Company received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On January 9, 2020, the Company completed a secondary offering in which the Company sold 750,000 shares of common stock to the public at a price of $49.00 per share (along with 5,000,000 shares sold by existing shareholders). The Company received net proceeds of approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

On June 26, 2020, the Company sold 1,150,000 shares of common stock to the public at a price of $82.00 per share in an underwritten public offering. The Company received net proceeds of approximately $90.2 million, after deducting underwriting discounts and commissions and offering costs.

Common stock reserved for future issuance consists of the following as of June 30, 2020:

Stock options outstanding under 2019 Equity Incentive Plan	1,008,907
Restricted stock units outstanding under 2019 Equity Incentive Plan	1,795
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,014,900
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	458,889
Total	3,484,491

8. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock-Based Compensation	$464	$306	$907	$23,267

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

On March 15, 2019, the Company modified its 2014 Management Incentive Plan by eliminating the requirement of a liquidity event to occur for the holders of its Class P units to realize value. The 12,552,825 Class P units outstanding were modified such that the vesting of each Class P unit holder’s awards was accelerated and their Class P distribution percentages were determined and distributed based on these percentages. This modification resulted in a stock compensation charge and corresponding increase to additional paid-in capital of $23.0 million during the quarter ending March 31, 2019.

2019 Equity Incentive Plan

On April 16, 2019, the Company's 2019 Equity Incentive Plan (“the 2019 Plan”) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

A total of 2,400,000 shares of common stock were initially authorized and reserved for issuance under the 2019 Plan. This reserve increases on January 1 of each year through 2029 by an amount equal to the smaller of: 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the board of directors.

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock's fair market value on the grant date, determined by the closing price of the Company's stock on the grant date. Stock options vest over a two or four-year period with 25% or 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued employment. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the 2019 Plan for the six months ended June 30, 2020:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	1,046,373	$17.05	9.33	$35,039
Options granted	40,993	58.79
Options exercised	(72,394)	15.04
Options canceled	(6,065)	41.07
Outstanding at June 30, 2020	1,008,907	$18.75	8.86	$67,610
Vested and Exercisable at June 30, 2020	374,127	$15.06	8.77	$26,450

As of June 30, 2020, the Company had approximately $2.9 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.18 years.

The fair value of each option granted during the six months ended June 30, 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	0.45% - 1.52%
Expected share price volatility (2)	18.13% - 25.08%
Expected life in years (3)	5.63 - 6.08 years
Dividend yield (4)	0%

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

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest on the first anniversary of the grant date. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the 2019 Plan for the six months ended June 30, 2020:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at December 31, 2019	6,066	$16.49
Granted	1,795	73.60
Vested	(6,066)	16.49
Forfeited	—	—
Non vested outstanding at June 30, 2020	1,795	$73.60

As of June 30, 2020, the Company had approximately $0.1 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 0.89 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company's 2019 Employee Stock Purchase Plan (“the 2019 ESPP”) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 21,111 shares pursuant to the ESPP during the six months ended June 30, 2020.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Six Months Ended June 30,
	2020	2019

	(in thousands)
Beginning Balance	$4,686	$(563)
Other comprehensive income before reclassification	6,277	6,444
Federal income tax (expense) benefit	(1,318)	(917)
Other comprehensive income (loss) before reclassification, net of tax	4,959	5,527
Amounts reclassified from AOCI	(147)	(53)
Federal income tax expense	31	11
Amounts reclassified from AOCI, net of tax	(116)	(42)
Other comprehensive income	4,843	5,485
Balance at end of period	$9,529	$4,922

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income (loss)	$12,012	$6,698	$23,785	$(7,712)
Weighted average common shares outstanding:
Basic	24,343,425	21,975,962	24,231,344	19,501,727
Common Share equivalents	713,604	129,047	691,286	—
Diluted	25,057,029	22,105,009	24,922,630	19,501,727

Earnings per share:
Basic	$0.49	$0.30	$0.98	$(0.40)
Diluted	$0.48	$0.30	$0.95	$(0.40)

Common share equivalents relate primarily to outstanding stock options and RSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP. For the six months ended June 30, 2019, there were 64,880 common share equivalents excluded from the calculation of diluted earnings per share as their effects were anti-dilutive.

11. Cash Distribution

In March 2019, the Company made a one-time cash distribution totaling approximately $5.1 million to its then-sole stockholder, GC Palomar Investor LP, enabling it to distribute funds to its partners, including Genstar Capital, in order to allow such partners to satisfy tax obligations incurred as a result of the Domestication transactions.

12. Underwriting information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$34,240	40.9%	$29,987	51.4%	$62,996	40.6%	$59,294	52.8%
Commercial All Risk	14,841	17.7%	7,288	12.5%	27,297	17.6%	14,852	13.2%
Commercial Earthquake	11,818	14.1%	8,085	13.8%	22,666	14.6%	14,618	13.0%
Specialty Homeowners	11,568	13.8%	8,646	14.8%	21,413	13.8%	16,426	14.6%
Inland Marine	3,451	4.1%	229	0.4%	5,341	3.4%	229	0.2%
Hawaii Hurricane	3,242	3.9%	2,675	4.6%	5,937	3.8%	4,750	4.2%
Residential Flood	2,032	2.4%	1,271	2.2%	3,558	2.3%	2,043	1.8%
Other	2,615	3.1%	165	0.3%	6,093	3.9%	165	0.2%
Total Gross Written Premiums	$83,807	100.0%	$58,346	100.0%	$155,301	100.0%	$112,377	100.0%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$38,420	45.9%	$32,306	55.4%	$71,172	45.8%	$62,754	55.8%
Texas	18,796	22.4%	11,000	18.8%	34,587	22.3%	21,439	19.1%
Hawaii	3,840	4.6%	2,921	5.0%	6,892	4.5%	5,013	4.5%
Washington	3,055	3.7%	1,926	3.3%	5,661	3.6%	3,520	3.1%
South Carolina	2,704	3.2%	1,686	2.9%	5,114	3.3%	3,355	3.0%
North Carolina	2,609	3.1%	947	1.6%	4,293	2.8%	1,687	1.5%
Oregon	2,289	2.7%	1,671	2.9%	4,386	2.8%	3,126	2.8%
Mississippi	2,034	2.4%	1,222	2.1%	3,455	2.2%	2,068	1.8%
Other	10,060	12.0%	4,667	8.0%	19,741	12.7%	9,415	8.4%
Total Gross Written Premiums	$83,807	100.0%	$58,346	100.0%	$155,301	100.0%	$112,377	100.0%

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

The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2020.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $252.0 million for the year ended December 31, 2019, a compound annual growth rate (“CAGR”) of approximately 72%. For the six months ended June 30, 2020, we experienced average monthly premium retention rates above 90% for our Residential Earthquake, All Risk, and Hawaii Hurricane lines and approximately 89% overall across all lines of business, providing strong visibility into future revenue.

In February 2014, Palomar Specialty Insurance Company was awarded an “A−” rating from A.M. Best Company (A.M. Best), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In April 2020, A.M. Best affirmed the “A−” rating for Palomar Specialty Insurance Company and affirmed our “A−” group rating for Palomar Holdings, Inc. In July 2020, Palomar Excess and Surplus Lines Insurance Company was also awarded an “A−” rating by A.M. Best. These ratings reflect A.M. Best’s opinion of our subsidiaries’ financial strength, operating performance, and ability to meet obligations to policyholders and is not an evaluation directed towards the protection of investors.

In April 2019, we closed our Initial Public Offering (“IPO”) and received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On January 9, 2020, we, along with certain selling stockholders, completed a registered sale (“January 2020 Secondary Offering”) of 5,750,000 shares of common stock at a public offering price of $49.00 per share. The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by us. Our net proceeds from the January 2020 Secondary Offering were approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

On June 26, 2020, we sold 1,150,000 shares of common stock to the public at a price of $82.00 per share in an underwritten public offering. We received net proceeds of approximately $90.2 million, after deducting underwriting discounts and commissions and offering costs.

During the second quarter of 2020, we capitalized and received regulatory approval for a newly formed surplus lines insurance company subsidiary named Palomar Excess and Surplus Insurance Company (‘‘PESIC’’). We believe that the underwriting acumen and market expertise we have established through Palomar Specialty Insurance Company can be applied to the surplus lines market as well, and that PESIC will enable us to serve certain risks that our admitted products cannot currently satisfy. PESIC is domiciled in the State of Arizona and licensed in Arizona to transact across all of our existing lines of business. We intend to commence writing surplus lines business, primarily Commercial Earthquake and Commercial All Risk, on a national basis beginning in the second half of 2020. We have capitalized Palomar Excess and Surplus Insurance Company with approximately $100 million in initial surplus.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Pandemic and Impact on Palomar

The ongoing COVID-19 Pandemic ("Pandemic") and response thereto have significantly impacted financial markets, businesses, households, and communities and have caused a contraction in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the Pandemic, actions taken and restrictions imposed by government and health officials in response, and the impact of the Pandemic and responses to it on businesses and consumers, all of which are uncertain and cannot be predicted.

The Pandemic has impacted our operations and we are taking several actions to protect the health of the public and our employees and comply with directives and advice of governmental and health authorities. Since March 2020, the majority of our employees have been working from home and we have put all business travel on hold indefinitely. We have implemented safeguards for employees in critical roles to ensure operational reliability and established protocols for employees who interact directly with the public. We also provide employees a reimbursement to help manage incremental costs associated with remote work. In addition, we are taking extra physical security and cybersecurity measures to further safeguard our systems to serve the operational needs of our remote workforce and ensure uninterrupted service to brokers and policyholders.

The initial economic impacts of the Pandemic, as well as the various stay at home orders and mandated closures of certain business, have caused a significant temporary slowdown in certain sectors of the economy and a corresponding increase in unemployment. We have experienced an increase in the number of business interruption claims related to the Pandemic. Our all risk and commercial earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. All of these policies are written on an admitted basis and all of our all risk policies have an Insurance Services Office (“ISO”) virus exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We are acknowledging, investigating, assessing and adjudicating each and every one of these claims and providing the policyholder requisite consideration. We have responded to the hardships many customers are facing and have taken a number of steps to support our customers and communities, including implementing a premium grace period to accommodate late payments across all lines of business in all states where we operate.

Our results of operations depend, in part, on the performance of our investment portfolio. During the first quarter of 2020, we experienced a decrease in the fair value of our investment portfolio due to unrealized losses on the value of our fixed income securities. Although we experienced an offsetting increase during the second quarter of 2020, the Pandemic will continue to impact the economy and financial markets in future periods and adverse effects of the Pandemic could reduce our net investment income and result in realized investment losses in future periods.

We have not seen a significant decrease in the growth rate of our gross written premiums since the beginning of the Pandemic and related economic downturn. However, adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the Pandemic and financial market conditions could adversely impact our business in the future.

Components of Our Results of Operations

Gross Written Premiums

Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

●	New business submissions;
●	Binding of new business submissions into policies;
●	Renewals of existing policies; and
●	Average size and premium rate of bound policies.

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

Commission and Other Income

Commission and other income consist of commissions earned on policies written on behalf of third party insurance companies where we have no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Commission and other income are earned on the effective date of the underlying policy.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. In general, our losses and loss adjustment expenses are affected by:

●	The occurrence, frequency and severity of catastrophe events such as earthquakes, hurricanes and floods in the areas where we underwrite polices relating to these perils;
●	The volume and severity of non-catastrophe attritional losses;
●	The mix of business written by us;
●	The reinsurance agreements we have in place at the time of a loss;
●	The geographic location and characteristics of the policies we underwrite;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs; and
●	Inflation in housing and construction costs.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions we receive on business ceded under certain reinsurance contracts. In addition, acquisition expenses include premium-related taxes. Acquisition expenses related to each policy we write are deferred and amortized to expense in proportion to the premium earned over the policy life.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consists of interest expense on our Floating Rate Notes during the three and six months ended June 30, 2019. We did not have any debt or incur any interest expense after May 2019.

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

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments as well as any “other-than-temporary” impairments recognized in earnings.

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations. Our effective tax rates are dependent upon components of pretax earnings and the related tax effects.

Key Financial and Operating Metrics

We discuss certain key financial and operating metrics, described below, which provide useful information about our business and the operational factors underlying our financial performance.

Underwriting revenue is a non-GAAP financial measure defined as total revenue, excluding net investment income and net realized and unrealized gains and losses on investments. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of total revenue calculated in accordance with GAAP to underwriting revenue.

Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments and interest expense. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income before income taxes calculated in accordance with GAAP to underwriting income.

Adjusted net income is a non-GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the effective tax rate at the end of each period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income calculated in accordance with GAAP to adjusted net income.

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.

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

Adjusted combined ratio is a non-GAAP financial measure defined as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of combined ratio calculated using unadjusted GAAP numbers to adjusted combined ratio.

Diluted adjusted earnings per share is a non-GAAP financial measure defined as adjusted net income divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of diluted earnings per share calculated in accordance with GAAP to diluted adjusted earnings per share.

Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Three months ended June 30, 2020 compared to three months ended June 30, 2019

The following table summarizes our results for the three months ended June 30, 2020 and 2019:

	Three months ended
	June 30,			Percent
	2020	2019	Change	Change

	($ in thousands, except per share data)
Revenue:
Gross written premiums	$83,807	58,346	$25,461	43.6%
Ceded written premiums	(30,198)	(24,632)	(5,566)	22.6%
Net written premiums	53,609	33,714	19,895	59.0%
Net earned premiums	39,320	23,208	16,112	69.4%
Commission and other income	937	721	216	30.0%
Total underwriting revenue (1)	40,257	23,929	16,328	68.2%
Losses and loss adjustment expenses	3,978	643	3,335	518.7%
Acquisition expenses	14,886	8,971	5,915	65.9%
Other underwriting expenses	8,976	7,165	1,811	25.3%
Underwriting income (1)	12,417	7,150	5,267	73.7%
Interest expense	—	(639)	639	(100.0)%
Net investment income	2,114	1,483	631	42.5%
Net realized and unrealized gains on investments	778	493	285	57.8%
Income before income taxes	15,309	8,487	6,822	80.4%
Income tax expense	3,297	1,789	1,508	84.3%
Net income	$12,012	$6,698	$5,314	79.3%
Adjustments:
Expenses associated with stock offerings and tax restructuring	456	50	406	NM
Stock-based compensation expense	464	306	158	NM
Expenses associated with retirement of debt	—	1,297	(1,297)	NM
Expenses associated with catastrophe bond	399	—	399	NM
Tax impact	(284)	(349)	65	NM
Adjusted net income (1)	$13,047	$8,002	$5,045	63.0%
Key Financial and Operating Metrics
Annualized return on equity	15.1%	17.8%
Annualized adjusted return on equity (1)	16.4%	21.2%
Loss ratio	10.1%	2.8%
Expense ratio	58.3%	66.4%
Combined ratio	68.4%	69.2%
Adjusted combined ratio (1)	65.1%	63.8%
Diluted earnings per share	$0.48	$0.30
Diluted adjusted earnings per share (1)	$0.52	$0.36
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $25.5 million, or 43.6% to $83.8 million for the three months ended June 30, 2020 compared to $58.3 million for the three months ended June 30, 2019. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ distribution footprint, and new partnerships. The changes in gross written premiums were most notable in the following lines of business:

●	Residential Earthquake, which represented approximately 40.9% of our gross written premiums for the three months ended June 30, 2020, increased by $4.3 million, or 14.2%, for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Commercial All Risk, which represented approximately 17.7% of our gross written premiums for the three months ended June 30, 2020, increased by $7.6 million, or 103.6%, for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Commercial Earthquake, which represented approximately 14.1% of our gross written premiums for the three months ended June 30, 2020, increased by $3.7 million, or 46.2%, for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Specialty Homeowners, which represented approximately 13.8% of our gross written premiums for the three months ended June 30, 2020, increased by $2.9 million, or 33.8%, for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Inland Marine, which represented approximately 4.1% of our gross written premiums for the three months ended June 30, 2020, increased by $3.2 million for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Hawaii Hurricane, which represented approximately 3.9% of our gross written premiums for the three months ended June 30, 2020, increased by $0.6 million or 21.2%, for the three months ended June 30, 2020 compared to the same period in the prior year.
●	Residential Flood, which represented approximately 2.4% of our gross written premiums for the three months ended June 30, 2020 increased by $0.8 million or 59.9%, for the three months ended June 30, 2020 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $5.6 million, or 22.6%, to $30.2 million for the three months ended June 30, 2020 from $24.6 million for the three months ended June 30, 2019. The increase was primarily due to an increase in excess of loss (“XOL”) reinsurance expense commensurate with growth in exposure, offset by decreased quota share cession primarily in our specialty homeowners and commercial all risk lines. Ceded written premiums as a percentage of gross written premiums decreased to 36.0% for the three months ended June 30, 2020 from 42.2% for the three months ended June 30, 2019. This decrease was primarily due to decreased quota share cession on our specialty homeowners and commercial all risk lines as we entered into new ceding arrangements on these lines which increased the percentage of premiums we retained.

Net Written Premiums

Net written premiums increased $19.9 million, or 59.0%, to $53.6 million for the three months ended June 30, 2020 from $33.7 million for the three months ended June 30, 2019. The increase was primarily due to an increase in gross written premiums, primarily in our commercial all risk and residential earthquake lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $16.1 million, or 69.4%, to $39.3 million for the three months ended June 30, 2020 from $23.2 million for the three months ended June 30, 2019 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2020	2019	Change	% Change

	($ in thousands)
Gross earned premiums	$70,864	$47,208	$23,656	50.1%
Ceded earned premiums	(31,544)	(24,000)	(7,544)	31.4%
Net earned premiums	$39,320	$23,208	$16,112	69.4%

Net earned premium ratio	55.5%	49.2%

Commission and Other Income

Commission and other income increased $0.2 million or 30.0% to $0.9 million for the three months ended June 30, 2020 from $0.7 million for the three months ended June 30, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $3.4 million to $4.0 million for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019. Losses increased during the three months ended June 30, 2020 primarily due to higher attritional losses on our commercial all risk and specialty homeowners lines of business due to the growth of those lines and changes in quota share agreements whereby we retained a higher percentage of premiums and losses.

Acquisition Expenses

Acquisition expenses increased $5.9 million, or 65.9%, to $14.9 million for the three months ended June 30, 2020 from $9.0 million for the three months ended June 30, 2019. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.0% for the three months ended June 30, 2020 compared to 19.0% for the three months ended June 30, 2019. Acquisition expenses as a percentage of gross earned premiums increased due to lower earned ceding commissions primarily related to our commercial all risk line. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $1.8 million, or 25.3%, to $9.0 million for the three months ended June 30, 2020 from $7.2 million for the three months ended June 30, 2019.

Other underwriting expenses as a percentage of gross earned premiums were 12.7% for the three months ended June 30, 2020 compared to 15.2% for the three months ended June 30, 2019. Excluding the impact of expenses relating to stock offerings and tax restructuring, stock-based compensation, retirement of debt, and catastrophe bond, other underwriting expenses as a percentage of gross earned premiums were 10.8% for the three months ended June 30, 2020 compared to 12.5% for the three months ended June 30, 2019.

Interest Expense

Interest expense decreased $0.6 million to zero for the three months ended June 30, 2020 from $0.6 million for the three months ended June 30, 2019. Interest expense decreased as we did not have any debt during the three months ended June 30, 2020 whereas we had outstanding Floating Rate Notes during the three months ended June 30, 2019.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $0.6 million, or 42.5%, to $2.1 million for the three months ended June 30, 2020 from $1.5 million for the three months ended June 30, 2019. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2020 due primarily to proceeds from our April 2019 IPO, investing of cash generated from operations, and proceeds from our January 2020 secondary offering.

Net realized and unrealized gains on investments increased $0.3 million, or 57.8%, to $0.8 million for the three months ended June 30, 2020 from $0.5 million for the three months ended June 30, 2019 due to higher appreciation on our fixed income based equity securities during the period ended June 30, 2020. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2020	2019	Change	% Change

	($ in thousands)
Interest income	$2,092	$1,452	$640	44.1%
Dividend income	120	137	(17)	(12.4)%
Investment management fees and expenses	(98)	(106)	8	(7.5)%
Net investment income	2,114	1,483	631	42.5%
Net realized and unrealized gains on investments	778	493	285	57.8%
Total	$2,892	$1,976	$916	46.4%

Income Tax Expense

Income tax expense increased $1.5 million or 84.3% to $3.3 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019 as we had higher pre-tax income during the three months ended June 30, 2020. During both periods, our income tax rate was approximately equal to the statutory tax rate of 21%.

Six months ended June 30, 2020 compared to six months ended June 30, 2019

The following table summarizes our results for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,			Percent
	2020	2019	Change	Change

	($ in thousands, except per share data)
Revenue:
Gross written premiums	$155,301	$112,377	$42,924	38.2%
Ceded written premiums	(59,693)	(50,737)	(8,956)	17.7%
Net written premiums	95,608	61,640	33,968	55.1%
Net earned premiums	74,126	41,559	32,567	78.4%
Commission and other income	1,675	1,306	369	28.3%
Total underwriting revenue (1)	75,801	42,865	32,936	76.8%
Losses and loss adjustment expenses	5,841	959	4,882	509.1%
Acquisition expenses	27,933	15,946	11,987	75.2%
Other underwriting expenses	16,928	36,017	(19,089)	(53.0)%
Underwriting income (loss) (1)	25,099	(10,057)	35,156	(349.6)%
Interest expense	—	(1,068)	1,068	(100.0)%
Net investment income	4,148	2,443	1,705	69.8%
Net realized and unrealized gains on investments	1,219	2,904	(1,685)	(58.0)%
Income before income taxes	30,466	(5,778)	36,244	(627.3)%
Income tax expense	6,681	1,934	4,747	245.4%
Net income (loss)	$23,785	$(7,712)	$31,497	(408.4)%
Adjustments:
Expenses associated with stock offerings and tax restructuring	708	408	300	NM
Stock-based compensation expense	907	23,267	(22,360)	NM
Expenses associated with retirement of debt	—	1,297	(1,297)	NM
Expenses associated with catastrophe bond	399	—	399	NM
Tax impact	(433)	(424)	(9)	NM
Adjusted net income (1)	$25,366	$16,836	$8,530	50.7%
Key Financial and Operating Metrics
Annualized return on equity	16.0%	(10.4)%
Annualized adjusted return on equity (1)	17.1%	22.8%
Loss ratio	7.9%	2.3%
Expense ratio	58.3%	121.9%
Combined ratio	66.1%	124.2%
Adjusted combined ratio (1)	63.4%	65.1%
Diluted earnings per share	$0.95	$(0.40)
Diluted adjusted earnings per share (1)	$1.02	$0.86
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $42.9 million, or 38.2% to $155.3 million for the six months ended June 30, 2020 compared to $112.4 million for the six months ended June 30, 2019. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ distribution footprint, and new partnerships. The changes in gross written premiums were most notable in the following lines of business:

●	Residential Earthquake, which represented approximately 40.6% of our gross written premiums for the six months ended June 30, 2020, increased by $3.7 million, or 6.2%, for the six months ended June 30, 2020 compared to the same period in the prior year. During the prior year six month period, we entered into a new homeowners carrier partnership in which we assumed $6.6 million of unearned premiums. Excluding the impact of this unearned premium assumption, our Residential Earthquake gross written premiums increased by $10.3 million, or 19.6%.
●	Commercial All Risk, which represented approximately 17.6% of our gross written premiums for the six months ended June 30, 2020, increased by $12.4 million, or 83.8%, for the six months ended June 30, 2020 compared to the same period in the prior year.
●	Commercial Earthquake, which represented approximately 14.6% of our gross written premiums for the six months ended June 30, 2020, increased by $8.0 million, or 55.1%, for the six months ended June 30, 2020 compared to the same period in the prior year.
●	Specialty Homeowners, which represented approximately 13.8% of our gross written premiums for the six months ended June 30, 2020, increased by $5.0 million, or 30.4%, for the six months ended June 30, 2020 compared to the same period in the prior year.
●	Hawaii Hurricane, which represented approximately 3.8% of our gross written premiums for the six months ended June 30, 2020, increased by $1.2 million or 25.0%, for the six months ended June 30, 2020 compared to the same period in the prior year.
●	Inland Marine, which represented approximately 3.4% of our gross written premiums for the six months ended June 30, 2020, increased by $5.1 million for the six months ended June 30, 2020 compared to the same period in the prior year.
●	Residential Flood, which represented approximately 2.3% of our gross written premiums for the six months ended June 30, 2020 increased by $1.5 million or 74.2%, for the six months ended June 30, 2020 compared to the same period in the prior year.

Ceded Written Premiums

Ceded written premiums increased $9.0 million, or 17.7%, to $59.7 million for the six months ended June 30, 2020 from $50.7 million for the six months ended June 30, 2019. The increase was primarily due to an increase in excess of loss (“XOL”) reinsurance expense commensurate with growth in exposure, offset by decreased quota share cession primarily in our specialty homeowners and commercial all risk lines. Ceded written premiums as a percentage of gross written premiums decreased to 38.4% for the six months ended June 30, 2020 from 45.1% for the six months ended June 30, 2019. This decrease was primarily due to decreased quota share cession on our specialty homeowners and commercial all risk lines as we entered into new ceding arrangements on these lines which increased the percentage of premiums we retained.

Net Written Premiums

Net written premiums increased $34.0 million, or 55.1%, to $95.6 million for the six months ended June 30, 2020 from $61.6 million for the six months ended June 30, 2019. The increase was primarily due to an increase in gross written premiums, primarily in our commercial all risk and commercial earthquake lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $32.5 million, or 78.4%, to $74.1 million for the six months ended June 30, 2020 from $41.6 million for the six months ended June 30, 2019 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Six Months Ended
	June 30,
	2020	2019	Change	% Change

	($ in thousands)
Gross earned premiums	$135,838	$88,102	$47,736	54.2%
Ceded earned premiums	(61,712)	(46,543)	(15,169)	32.6%
Net earned premiums	$74,126	$41,559	$32,567	78.4%

Net earned premium ratio	54.6%	47.2%

Commission and Other Income

Commission and other income increased $0.4 million or 28.3% to $1.7 million for the six months ended June 30, 2020 from $1.3 million for the six months ended June 30, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $4.8 million to $5.8 million for the six months ended June 30, 2020 from $1.0 million for the six months ended June 30, 2019. Losses increased during the six months ended June 30, 2020 primarily due to higher attritional losses on our commercial all risk and specialty homeowners lines of business due to the growth of those lines and changes in quota share agreements whereby we retained a higher percentage of premiums and losses.

Acquisition Expenses

Acquisition expenses increased $12.0 million, or 75.2%, to $27.9 million for the six months ended June 30, 2020 from $15.9 million for the six months ended June 30, 2019. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 20.6% for the six months ended June 30, 2020 compared to 18.1% for the six months ended June 30, 2019. Acquisition expenses as a percentage of gross earned premiums increased due to lower earned ceding commissions primarily related to our commercial all risk line. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses decreased $19.1 million, or 53.0%, to $16.9 million for the six months ended June 30, 2020 from $36.0 million for the six months ended June 30, 2019.

Other underwriting expenses as a percentage of gross earned premiums were 12.5% for the six months ended June 30, 2020 compared to 40.9% for the six months ended June 30, 2019. Excluding the impact of expenses relating to stock offerings and tax restructuring, stock-based compensation, retirement of debt, and catastrophe bond, other underwriting expenses as a percentage of gross earned premiums were 11.0% for the six months ended June 30, 2020 compared to 13.0% for the six months ended June 30, 2019.

Interest Expense

Interest expense decreased $1.1 million to zero for the six months ended June 30, 2020 from $1.1 million for the six months ended June 30, 2019. Interest expense decreased as we did not have any debt during the six months ended June 30, 2020 whereas we had outstanding Floating Rate Notes during the six months ended June 30, 2019.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $1.7 million, or 69.8%, to $4.1 million for the six months ended June 30, 2020 from $2.4 million for the six months ended June 30, 2019. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2020 due primarily to proceeds from our April 2019 IPO, investing of cash generated from operations, and proceeds from our January 2020 secondary offering.

Net realized and unrealized gains on investments decreased $1.7 million, or 58.0%, to $1.2 million for the six months ended June 30, 2020 from $2.9 million for the six months ended June 30, 2019. We had a higher balance of equity securities during the prior year period and saw appreciation on those equity securities during that period. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2020	2019	Change	% Change

	($ in thousands)
Interest income	$4,093	$2,462	$1,631	66.2%
Dividend income	245	166	79	47.6%
Investment management fees and expenses	(190)	(185)	(5)	2.7%
Net investment income	4,148	2,443	1,705	69.8%
Net realized and unrealized gains on investments	1,219	2,904	(1,685)	(58.0)%
Total	$5,367	$5,347	$20	0.4%

Income Tax Expense

Income tax expense increased to $6.7 million for the six months ended June 30, 2020 from $1.9 million for the six months ended June 30, 2019 as we had higher pre-tax income during the six months ended June 30, 2020. For the six months ended June 30, 2019, our income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge related to the modification of our management incentive plan in March 2019.

Reconciliation of Non-GAAP Financial Measures

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Total revenue	$43,149	$25,905	$81,168	$48,212
Net investment income	(2,114)	(1,483)	(4,148)	(2,443)
Net realized and unrealized gains on investments	(778)	(493)	(1,219)	(2,904)
Underwriting revenue	$40,257	$23,929	$75,801	$42,865

Underwriting Income

We define underwriting income as income before income taxes excluding net investment income, net realized and unrealized gains and losses on investments, and interest expense. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment income. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for pre-tax income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Income (loss) before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Income (loss) before income taxes	$15,309	$8,487	$30,466	$(5,778)
Net investment income	(2,114)	(1,483)	(4,148)	(2,443)
Net realized and unrealized gains on investments	(778)	(493)	(1,219)	(2,904)
Interest expense	—	639	—	1,068
Underwriting income (loss)	$12,417	$7,150	$25,099	$(10,057)

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

Net income (loss) calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss)	$12,012	$6,698	$23,785	$(7,712)
Adjustments:
Expenses associated with stock offerings and tax restructuring	456	50	708	408
Stock-based compensation expense	464	306	907	23,267
Expenses associated with retirement of debt	—	1,297	—	1,297
Expenses associated with catastrophe bond	399	—	399	—
Tax impact	(284)	(349)	(433)	(424)
Adjusted net income	$13,047	$8,002	$25,366	$16,836

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)

Annualized adjusted net income	$52,188	$32,008	$50,732	$33,672
Average stockholders' equity	$318,032	$150,773	$296,900	$147,964
Annualized adjusted return on equity	16.4%	21.2%	17.1%	22.8%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$26,903	$16,058	$49,027	$51,616
Denominator: Net earned premiums	$39,320	$23,208	$74,126	$41,559
Combined ratio	68.4%	69.2%	66.1%	124.2%
Adjustments to numerator:
Expenses associated with stock offerings and tax restructuring	$(456)	$(50)	$(708)	$(408)
Stock-based compensation expense	(464)	(306)	(907)	(23,267)
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	(897)	—	(897)
Expenses associated with catastrophe bond	(399)	—	(399)	—
Adjusted combined ratio	65.1%	63.8%	63.4%	65.1%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands, except per share data)

Adjusted net income	$13,047	$8,002	$25,366	$16,836
Weighted-average common shares outstanding, diluted	$25,057,029	22,105,009	24,922,630	19,501,727
Diluted adjusted earnings per share	$0.52	$0.36	$1.02	$0.86

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2020	2019

	(in thousands)
Stockholders' equity	$375,243	$218,556
Intangible assets	(744)	(744)
Tangible stockholders' equity	$374,499	$217,812

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), and Palomar Excess and Surplus Insurance Company (“PESIC”) are restricted by statute as to the amount of dividends that they may pay without the prior approval of the Arizona, Oregon and/or California Insurance Commissioners. Generally, insurers may pay dividends without advance regulatory approval only from earned surplus and only to the extent that all dividends paid in the twelve months ending on the date of the proposed dividend do not exceed the greater of (i) 10% of their statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of their statutory net income for the calendar year preceding the year in which the value is being determined. In addition, under Oregon Statute which governs PSIC, statutory net income must exclude realized investment gains and losses and a domestic insurer may only declare a dividend from earned surplus. This does not include surplus arising from unrealized capital gains or revaluation of assets. A domestic insurer may declare a dividend from other than earned surplus only if the Insurance Commissioner approves the declaration prior to payment of the dividend. In the future, state insurance regulatory authorities may adopt statutory provisions more restrictive than those currently in effect.

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. If a Class 3A insurer has failed to meet its minimum solvency margin on the last day of any financial year, it will also be prohibited, without the approval of the BMA, from declaring or paying any dividends during the next financial year. Furthermore, the Insurance Act limits the ability of PSRE to pay dividends or make capital distributions by stipulating certain margin and solvency requirements and by requiring approval from the BMA prior to a reduction of 15% or more of a Class 3A insurer’s total statutory capital as reported on its prior year statutory balance sheet. Moreover, an insurer must submit an affidavit to the BMA, sworn by at least two directors and the principal representative in Bermuda of the Class 3A insurer, at least seven days prior to payment of any dividend which would exceed 25% of that insurer’s total statutory capital and surplus as reported on its prior year statutory balance sheet. The affidavit must state that in the opinion of those swearing the declaration of such dividend has not caused the insurer to fail to meet its relevant margins.

Further, under the Companies Act, PSRE may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would be less than its liabilities.

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from offerings of equity securities. We use our cash flows primarily to pay reinsurance premiums, operating expenses, losses and loss adjustment expenses, and income taxes.

Our cash flows from operations may differ substantially from our net income due to non-cash charges or due to changes in balance sheet accounts.

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

Management believes that our current liquidity and cash receipts from written premiums, investment income, proceeds from investment sales and redemptions, and reinsurance recoveries, if necessary, are sufficient to cover cash outflows for each of the Company’s insurance subsidiaries in the foreseeable future.

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six months ended
	June 30,
	2020	2019

	($ in thousands)
Cash provided by (used in):
Operating activities	$24,499	$16,893
Investing activities	(75,058)	(74,240)
Financing activities	127,152	62,304
Change in cash, cash equivalents, and restricted cash	$76,593	$4,957

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

Cash used in investing activities for the six months ended June 30, 2020 and 2019 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash provided by financing activities for six months ended June 30, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 Secondary Offering, the receipt of $90.2 million in net proceeds from the June 2020 public offering, the receipt of $0.4 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $1.0 million related to the issuance of common stock via stock option exercises. Cash provided by financing activities for the six months ended June 30, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million cash paid to redeem our Floating Rate Notes in May 2019 and a one-time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $430.4 million in cash and investment securities available at June 30, 2020. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (“Floating Rate Notes”). These Floating Rate Notes were redeemed in May 2019 pursuant to their terms and the Company did not have any debt subsequent to May 2019.

Stockholders’ Equity

At June 30, 2020 total stockholders’ equity was $375.2 million and tangible stockholders’ equity was $374.5 million, compared to total stockholders’ equity of $218.6 million and tangible stockholders’ equity of $217.8 million as of December 31, 2019. Stockholder’s equity increased primarily due to net income, receipt of proceeds from our January 2020 and June 2020 common stock offerings, and unrealized gains on fixed maturity securities.  It also increased due to issuance of common stock and stock-based compensation from our equity compensation plans.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2020, the majority of our investment portfolio, or $282.9 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $37.6 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non-restricted cash and cash equivalent balance of $109.3 million at June 30, 2020. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.00 and 3.49 years and an average rating of “A1/A+” and “A1/A+” at June 30, 2020 and December 31, 2019, respectively. Our fixed income investment portfolio had a book yield of 2.83% as of June 30, 2020, compared to 2.90% as of December 31, 2019.

At June 30, 2020 and December 31, 2019 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$15,299	$16,195	5.7%
States, territories, and possessions	2,833	3,186	1.1%
Political subdivisions	2,295	2,397	0.9%
Special revenue excluding mortgage/asset-backed securities	28,093	28,898	10.2%
Industrial and miscellaneous	151,122	158,767	56.1%
Mortgage/asset-backed securities	71,210	73,412	26.0%
Total available-for-sale investments	$270,852	$282,855	100.0%

	Amortized	Fair	% of Total
December 31, 2019	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$13,371	$13,679	6.3%
States, territories, and possessions	2,298	2,445	1.1%
Political subdivisions	1,913	1,942	0.9%
Special revenue excluding mortgage/asset-backed securities	18,139	18,436	8.5%
Industrial and miscellaneous	124,726	129,013	59.4%
Mortgage/asset-backed securities	50,831	51,636	23.8%
Total available-for-sale investments	$211,278	$217,151	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2020 and December 31, 2019:

	Estimated	% of
June 30, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$85,794	30.3%
AA	32,945	11.7%
A	96,339	34.1%
BBB	58,021	20.5%
BB	9,756	3.4%
	$282,855	100.0%

	Estimated	% of
December 31, 2019	Fair Value	Total

	($ in thousands)
Rating
AAA	$83,821	38.6%
AA	24,321	11.2%
A	69,488	32.0%
BBB	32,138	14.8%
BB	7,383	3.4%
	$217,151	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2020 were as follows:

	Amortized	Fair	% of Total
June 30, 2020	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$9,794	$9,882	3.5%
Due after one year through five years	87,904	91,674	32.4%
Due after five years through ten years	76,683	81,891	28.9%
Due after ten years	25,261	25,996	9.2%
Mortgage and asset-backed securities	71,210	73,412	26.0%
	$270,852	$282,855	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Reinsurance

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses, limiting volatility in our underwriting performance, and providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss; see “Risk Factors—Risks Related to Our Business and Industry—We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.”

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

During the second quarter of 2020, we procured approximately $200 million of incremental limit for California earthquakes, approximately $300 million of incremental limit for all earthquake zones, and approximately $80 million of incremental windstorm limit. Effective June 1, 2020, our reinsurance coverage now exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML. As of June 30, 2020, a modeled earthquake equivalent to the 1906 San Francisco or 1994 Northridge earthquake would generate a gross loss of $883 million or $848 million, respectively. Our catastrophe event retention is currently $10 million for all perils and we retain $3 million as a vertical co-participation in selected layers of our reinsurance program that we believe to present a compelling risk adjusted return. Our reinsurance panel includes approximately 90 reinsurers, all of which have an ‘‘A-’’ (Excellent) (Outlook Stable) or better financial strength rating from A.M. Best or post collateral.

We divide our catastrophe XOL treaty into multiple layers. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage. Many of our reinsurance contracts have additional features, such as expanded coverage windows for catastrophe events, that we believe provide us with significant protection and flexibility should market conditions change. In the event of a catastrophe that impacts our reinsurance contracts, our contracts typically include prepaid reinstatements that limits our net loss to $10 million retention per event.  For layers that are not reinstateable (commonly known as “single shot”) we have arranged cascading coverage that drops down in order to eliminate any potential gap in coverage in the catastrophe program for subsequent event(s).

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements (as defined by applicable regulations of the SEC) that are reasonably likely to have a current or future material effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 76% rated “A−” or better. At June 30, 2020, none of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

As of the end of the period covered by this Quarterly Report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures defined under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The ongoing Pandemic and response thereto have significantly impacted financial markets, businesses, households, and communities and have caused a contraction in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the outbreak, actions taken and restrictions imposed by the government and health officials in response, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted.

Disruptions to the economy from the Pandemic could cause our customers to have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Policyholders may exaggerate or even falsify claims to obtain higher claims payments. Any of these outcomes would reduce our underwriting income.

We underwrite a significant amount of our commercial insurance policies for businesses such as hotels, motels, retail, and professional services. These businesses largely require patrons to generate profits and their ability to serve patrons has been significantly impacted by the Pandemic and restrictions placed on them in response. Prolonged restrictions or ongoing changes in patron behavior as a result of the Pandemic would have a negative adverse impact on these insureds and their revenue streams, which consequently will impact their ability to meet their financial obligations, including purchasing or renewing insurance policies.

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

Our insurance operations expose us to claims arising out of unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods and other severe events. Furthermore, the actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

Our catastrophe event retention is currently $10 million for all perils and we retain $3 million as a vertical co-participation in selected layers of our reinsurance program. Effective June 1, 2020, our reinsurance coverage exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program insulates us from volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition and results of operations.

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $10 million of risk per earthquake or wind event, along with a $3 million vertical co-participation in selected layers, and provide coverage up to $1.4 billion for earthquake events and $600 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2020, we had $24.7 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses and reducing volatility in our underwriting performance, providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. We primarily use treaty reinsurance, consisting of catastrophe excess of loss (“XOL”) coverage, and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. Our catastrophe XOL treaties are divided into multiple layers.

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to limit purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities (“ILS”) market. In May 2017, we closed a $166 million 144A catastrophe bond offering completed through Torrey Pines Re Ltd., a special purpose insurer in Bermuda, that provided fully collateralized protection over a three-year risk period, ending in May 2020. Although we do not currently have any catastrophe bonds outstanding, we may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. There can be no assurances that we will be able to complete such offerings on acceptable terms, if at all. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our catastrophe coverage through future bond offerings or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability and severity of the occurrence of catastrophe events and the impact of such events on our overall underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles and regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of losses that one would expect based on computer or actuarial modeling techniques. These estimates, models, data and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

In addition, output from our risk modeling software is based on third-party data that we believe to be reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance-to-value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

We run many model simulations in order to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

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

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	Causing our current and future distribution partners and insureds to choose other, more highly-rated competitors;
•	Increasing the cost or reducing the availability of reinsurance to us; or
•	Severely limiting or preventing us from writing new and renewal insurance contracts.

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

The current Pandemic health emergency has caused significant disruption in the global and U.S. economies and financial markets. On March 11, 2020, the World Health Organization formally declared the COVID-19 outbreak to be a pandemic. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity, widespread unemployment, supply chain interruptions, and overall economic and financial market instability. There continue to be significant reported cases of infected individuals throughout the United States. All U.S. states, including California and Texas, where we generated more than one-half of our gross written premiums for the six months ended June 30, 2020, have declared states of emergency. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;

●	unavailability of key personnel necessary to conduct our business activities;
●	unprecedented volatility in financial markets that could materially affect our investment portfolio valuations and returns;
●	government mandates and/or legislative changes, including premium grace periods and presumed Pandemic compensability for all or certain insured groups;
●	increases in frequency and/or severity of compensable claims;
●	increased credit risk;
●	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
●	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, should the Pandemic and its related macro-economic risks continue for an extended period of time, demand for our insurance products could be negatively impacted and the level and severity of our compensable claims could increase, each of which could result in a material adverse effect on our results of operations and financial condition.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 56% and 19% of our gross written premiums, respectively, for the year ended December 31, 2019 and 46% and 22% of our gross written premiums, respectively, for the six months ended June 30, 2020. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure. Accordingly, the loss environment and unfavorable business, economic, demographic, natural perils, competitive, and regulatory conditions in California and Texas, including the impacts of the ongoing Pandemic, could negatively impact our business We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general and insurers writing residential earthquake and wind coverage in particular.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. In particular, our future success is substantially dependent on the continued service of our Co-Founder and Chief Executive Officer, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $148.6 million or 59.0% of our gross written premiums for the year ended December 31, 2019 and $80.9 million or 52.1% for the six months ended June 30, 2020. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, and other resources than we do. Some of these competitors also have longer operating history and more market recognition than we do in certain lines of business. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program and the Texas Wind Insurance Association. If the CEA decided to provide coverage to non-CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.

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

A number of new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

•	An increase in capital-raising by companies in our lines of business, which could result in new entrants to our markets and an excess of capital in the industry; and
•	The deregulation of commercial insurance lines in certain states and the possibility of federal regulatory reform of the insurance industry, which could increase competition from standard carriers.

We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If this increased competition so limits our ability to transact business, our operating results could be adversely affected.

The failure of our information technology and telecommunications systems could adversely affect our business.

Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements and information. Some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, pandemics (including the COVID-19 Pandemic), terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

Our operations depend on the reliable and secure processing, storage, and transmission of confidential and other data and information in our computer systems and networks. Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions. In addition, we routinely transmit and receive personal, confidential and proprietary data and information by electronic means and are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business, including recent laws in California whose impact on our business are difficult to predict.

While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be, and at times are, subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. In addition, the trend toward general public notification of such incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

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

Our success and ability to compete depend in part on our intellectual property, which includes our rights in our proprietary technology platform and our brand. We primarily rely on copyright, trade secret and trademark laws, and confidentiality agreements with our employees, customers, service providers, partners and others to protect our intellectual property rights. However, the steps we take to protect our intellectual property may be inadequate. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Additionally, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability and scope of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could adversely affect our brand and adversely impact our business.

Our success depends also in part on our not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

Because we provide our program administrators with specific quoting and binding authority, if any of them fail to comply with pre-established guidelines, our results of operations could be adversely affected.

We market and distribute certain of our insurance products through program administrators that have limited quoting and binding authority and that in turn sell our insurance products to insureds through retail agents and wholesale brokers. These program administrators can bind certain risks without our expressed approval. If any of these program administrators fail to comply with our underwriting guidelines and the terms of their appointments, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated losses and loss adjustment expenses. Such actions could adversely affect our results of operations.

Because our business depends on insurance brokers and program administrators, we are exposed to certain risks arising out of our reliance on these distribution channels that could adversely affect our results.

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to its broker for payment to us, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from that broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business of a number of our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products, including impacts related to the Pandemic, could have a material adverse effect on our business, financial condition, and results of operations.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline and our financial condition and results of operations could be materially and adversely affected.

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

We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open source licenses could result in increased costs or reduced service levels, which would adversely affect our business.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

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

Our primary market risk exposures relate to changes in interest rates and credit quality considerations. Future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Some fixed maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed maturity securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $37.6 million as of June 30, 2020.

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

Palomar Specialty Insurance Company (“PSIC”) is subject to extensive regulation in Oregon, its state of domicile, California, where it is commercially domiciled, and to a lesser degree, the other states in which it operates. Palomar Excess and Surplus Insurance Company (‘‘PESIC’’) is subject to extensive regulation in Arizona, its state of domicile, and to a lesser degree, the other states in which it writes business. Our Bermuda based reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), is subject to regulation in Bermuda.

Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators and the Bermuda Monetary Authority (“the BMA”), also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all of our business objectives.

Our U.S. insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable California, Oregon and Arizona statutes and regulations. As a result of such status, certain transactions between our U.S. insurance subsidiaries and one or more of their affiliates, such as a tax sharing agreement or cost sharing arrangement, may not be effected unless the insurer has provided notice of that transaction to the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, at least 30 days prior to engaging in the transaction and the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, has not disapproved such transaction within the 30-day time period. These prior notification requirements may result in business delays and additional business expenses. If any of our U.S. insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations in California, Oregon or Arizona, as applicable, we may be subject to significant fines and penalties and our working relationship with the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, may be impaired.

In addition, state insurance regulators have broad discretion to deny, suspend, or revoke licenses for various reasons, including the violation of regulations. In some instances, where there is uncertainty as to applicability, we follow practices based on our interpretations of regulations or practices that we believe generally to be followed by the industry. These practices may turn out to be different from the interpretations of regulatory authorities. If we do not have the requisite licenses and approvals or do not comply with applicable regulatory requirements, state insurance regulators could preclude or temporarily suspend us from carrying on some or all of our activities or could otherwise penalize us. This could adversely affect our ability to operate our business. Further, changes in the level of regulation of the insurance industry or changes in laws or regulations themselves or interpretations by regulatory authorities could interfere with our operations and require us to bear additional costs of compliance, which could adversely affect our ability to operate our business.

Our U.S. insurance subsidiaries are subject to risk-based capital requirements, based upon the “risk based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Arizona, Oregon and California law. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk-based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

PSRE is subject to regulation from the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the “ES Requirements”). As an insurance company, our Bermuda subsidiary conducts a relevant activity and will be subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda to meet the new requirements. Compliance with the ES Requirements is required with effect from July 1, 2019.

We may become subject to additional government or market regulation, which may have a material adverse impact on our business.

Our business could be adversely affected by changes in state laws, including those relating to asset and reserve valuation requirements, surplus requirements, limitations on investments and dividends, enterprise risk and risk-based capital requirements, and, at the federal level, by laws and regulations that may affect certain aspects of the insurance industry, including proposals for preemptive federal regulation. The U.S. federal government generally has not directly regulated the insurance industry except for certain areas of the market, such as insurance for flood, nuclear and terrorism risks. However, the federal government has undertaken initiatives or considered legislation in several areas that may affect the insurance industry, including tort reform, corporate governance and the taxation of reinsurance companies. In addition, the Bermuda reinsurance regulatory framework has become subject to increased scrutiny in many jurisdictions. As a result, the BMA has implemented and imposed additional requirements on the companies it regulates, which requirements could adversely impact the operations of PSRE.

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

Legislation commonly known as the Tax Cuts and Jobs Act (“the Tax Act”) was signed into law on December 22, 2017. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules have reduced taxation of certain income earned through pass-through entities and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year, decreasing the mortgage interest deduction on new homes to $750,000 and eliminating the home equity line of credit interest deduction for loans that are not considered home acquisition debt.

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

Palomar Specialty Insurance Company is licensed to conduct insurance operations on an admitted basis in 27 states and has applied for state approval for licenses in additional states. As Palomar Specialty Insurance Company grows, our share of any assessments in each state in which it underwrites business on an admitted basis may increase. We paid assessments of $1.1 million in 2018, $14,750 in 2019 and have paid $0.3 million during the six months ended June 30, 2020. The increase in assessments paid during 2018 was primarily amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC and PSRE. State insurance laws, including the laws of Oregon, California, Arizona, and the laws of Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non-disapproval of the insurance regulatory authority in Oregon, California and Arizona is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g) and Arizona Revised Statute 20-481. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC and PESIC may in the future adopt statutory provisions more restrictive than those currently in effect.

PSRE is highly regulated and is required to comply with various conditions before it is able to pay dividends or make distributions to us. Bermuda law, including the Insurance Act 1978, as amended (“Insurance Act”) and the Companies Act 1981, as amended (“Companies Act”) impose restrictions on PSRE’s ability to pay dividends to us based on solvency margins and surplus and capital requirements. These restrictions, and any other future restrictions adopted by the BMA, could have the effect, under certain circumstances, of significantly reducing dividends or other amounts payable to us by PSRE without affirmative approval of the BMA.

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

Our operating results have in the past varied from quarter to quarter and may not be indicative of our long-term prospects.

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

We seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. Our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

Most of our contracts are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s contracts. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected.

If we are unable to successfully scale our new excess and surplus insurance company, our business and future prospects may be harmed.

We intend to launch our excess and surplus lines insurance product offerings via our recently formed surplus lines subsidiary, PESIC. The excess and surplus market is highly competitive and many of our competitors are better capitalized and have a longer history in the market. While we believe that the underwriting acumen and market expertise we have established through our admitted insurance company, PSIC, can be applied to the surplus lines market as well, there can be no assurances that we will be successful in accurately analyzing risks and scaling a profitable operation in the excess and surplus market. If we are unable to underwrite profitably in the excess and surplus market, our business and future prospects may be adversely impacted.

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

In addition to compliance with GAAP on a consolidated basis, PSIC and PSRE are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

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

As a public company, we incur certain legal, accounting and other expenses that we would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We must maintain accounting and financial staff and consultants with appropriate public company reporting, technical accounting, and internal control knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services.

The Sarbanes-Oxley Act and the Dodd-Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. Our efforts to comply with these evolving laws, regulations and standards increases our operating costs and divert management’s time and attention from revenue-generating activities.

These requirements also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We must retain accounting and financial staff with appropriate public company experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

•	prepare and file periodic reports and distribute other stockholder communications, in compliance with the federal securities laws and requirements of Nasdaq;
•	define and expand the roles and the duties of our Board of Directors and its committees;
•	institute comprehensive compliance and investor relations functions; and
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

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Although we currently qualify as an emerging growth company, we expect we will become a large accelerated filer on December 31, 2020. As such, our auditor will be required to attest to the effectiveness of our internal control over financial reporting beginning with our 2020 Annual Report on form 10-K. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Exchange Act.

During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, we cannot be certain as to the timing of completion of our evaluation, testing and remediation actions or their effect on our operations. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

We qualify as an emerging growth company, and any decision on our part to comply with reduced reporting and disclosure requirements applicable to emerging growth companies could make our common stock less attractive to investors.

We are an “emerging growth company,” and, are currently taking advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies,” including, but not limited to, not being required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will cease to be an emerging growth company on December 31, 2020.

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

Future transactions where we raise capital may negatively affect our stock price.

We are currently a “Well-Known Seasoned Issuer” and may file automatic shelf registration statements at any time with the SEC. Sales of substantial amounts of shares of our common stock or other securities under our current or future shelf registration statements could lower the market price of our common stock and impair our ability to raise capital through the sale of equity securities.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the Pandemic, among other factors, could impact our business and liquidity. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;

•	results of operations that vary from expectations of securities analysis and investors;
•	short sales, hedging and other derivative transactions in our common stock;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•	additions or departures in our Board or Directors, senior management or other key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions, including those caused by the Pandemic;
•	changes in accounting principles;
•	any indebtedness we may incur or securities we may issue in the future;
•	default under agreements governing our indebtedness;
•	exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•	changes in our credit ratings;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, pandemics, acts of terrorism, or responses to these events.

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

Anti-takeover provisions in our organizational documents could delay a change in management and limit our share price.

Provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current Board of Directors or management.

Our charter documents contain anti-takeover provisions that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions:

•	permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide that our Board of Directors are classified into three classes with staggered, three year terms and that directors may only be removed for cause;
•	require super-majority voting to amend provisions in our certificate of incorporation and bylaws;
•

include blank-check preferred stock, the preference, rights and other terms of which may be set by the Board of Directors and could delay or prevent a transaction or a change in control that might involve a premium price for our common stock or otherwise benefit our stockholders;

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

Under applicable Oregon, California and Arizona insurance laws and regulations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti-competitive results that may arise from the consummation of the acquisition of control. Oregon, California and Arizona insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an insurer domiciled in that state. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Palomar Holdings, Inc. and would trigger the applicable change of control filing requirements under Oregon, California and Arizona insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the Oregon, California and Arizona Insurance Departments. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Palomar Holdings, Inc., including through transactions that some or all of the stockholders of Palomar Holdings, Inc. might consider to be desirable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None

Use of Proceeds

In April 2019, we closed our Initial Public Offering (“IPO”) and received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

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

Palomar Holdings, Inc.

Date: August 5, 2020	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2020	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)