Form 10-Q
period 2020-09-30
Palomar Holdings, Inc.
filed 2020-11-13
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Number of shares of the registrant’s common shares outstanding at November 9, 2020: 25,518,957

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2020 (Unaudited) and December 31, 2019	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2020 and 2019	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2020 and 2019	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2020 and 2019	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
Signatures		71

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2020	2019
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $377,658 in 2020; $211,278 in 2019)	$390,811	$217,151
Equity securities, at fair value (cost: $43,071 in 2020; $21,336 in 2019)	45,037	22,328
Total investments	435,848	239,479
Cash and cash equivalents	14,033	33,119
Restricted cash	163	230
Accrued investment income	2,366	1,386
Premium receivable	48,117	36,237
Deferred policy acquisition costs	34,584	25,201
Reinsurance recoverable on unpaid losses and loss adjustment expenses	92,537	12,952
Reinsurance recoverable on paid losses and loss adjustment expenses	10,497	4,303
Ceded unearned premiums	28,461	26,105
Prepaid expenses and other assets	31,656	14,861
Property and equipment, net	753	845
Intangible assets	744	744
Total assets	$699,759	$395,462
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$13,226	$13,555
Reserve for losses and loss adjustment expenses	132,077	16,821
Unearned premiums	173,587	130,373
Ceded premium payable	11,685	11,383
Funds held under reinsurance treaty	3,061	1,658
Income and excise taxes payable	—	1,117
Deferred tax liabilities, net	4,228	1,999
Total liabilities	337,864	176,906
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively, 0 shares issued and outstanding as of September 30, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,518,957 and 23,468,750 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	309,496	180,012
Accumulated other comprehensive income	10,438	4,686
Retained earnings	41,958	33,856
Total stockholders' equity	361,895	218,556
Total liabilities and stockholders' equity	$699,759	$395,462

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Gross written premiums	$102,967	$66,242	$258,268	$178,619
Ceded written premiums	(41,570)	(28,060)	(101,264)	(78,797)
Net written premiums	61,397	38,182	157,004	99,822
Change in unearned premiums	(19,377)	(10,520)	(40,859)	(30,602)
Net earned premiums	42,020	27,662	116,145	69,220
Net investment income	2,138	1,729	6,287	4,172
Net realized and unrealized gains on investments	24	361	1,243	3,265
Commission and other income	816	709	2,492	2,017
Total revenues	44,998	30,461	126,167	78,674
Expenses:
Losses and loss adjustment expenses	41,060	2,439	46,901	3,398
Acquisition expenses	17,976	10,243	45,909	26,189
Other underwriting expenses (includes stock-based compensation of $551 and $410 for the three months ended September 30, 2020 and 2019, respectively and $1,457 and $23,677 for the nine months ended September 30, 2020 and 2019, respectively)	7,805	8,330	24,732	44,348
Interest expense	—	—	—	1,068
Total expenses	66,841	21,012	117,542	75,003
Income (loss) before income taxes	(21,843)	9,449	8,625	3,671
Income tax expense (benefit)	(6,158)	1,995	523	3,929
Net income (loss)	(15,685)	7,454	8,102	(258)
Other comprehensive income, net:
Net unrealized gains on securities available for sale for the three and nine months ended September 30, 2020 and 2019, respectively	909	974	5,752	6,459
Net comprehensive income (loss)	$(14,776)	$8,428	$13,854	$6,201
Per Share Data:
Basic earnings per share	$(0.62)	$0.32	$0.33	$(0.01)
Diluted earnings per share	$(0.62)	$0.31	$0.32	$(0.01)

Weighted-average common shares outstanding:
Basic	25,492,274	23,468,750	24,654,722	20,838,599
Diluted	25,492,274	23,885,137	25,384,518	20,838,599

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Other comprehensive income, net of tax	—	—	—	6,459	—	6,459
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	23,677	—	—	23,677
Proceeds from common stock sold in initial public offering, net of offering costs	6,468,750	—	87,412	—	—	87,412
Net loss	—	—	—	—	(258)	(258)
Balance at September 30, 2019	23,468,750	$2	$179,587	$5,896	$22,977	$208,462

Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive income, net of tax	—	—	—	5,752	—	5,752
Stock-based compensation	—	—	1,457	—	—	1,457
Issuance of common stock in January 2020 stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock in June 2020 stock offering, net of offering costs	1,150,000	1	90,082	—	—	90,083
Issuance of common stock via employee stock purchase plan	28,367	—	741	—	—	741
Issuance of common stock via equity incentive plan	121,840	—	1,740	—	—	1,740
Net income	—	—	—	—	8,102	8,102
Balance at September 30, 2020	25,518,957	$3	$309,496	$10,438	$41,958	$361,895

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net cash provided by operating activities	$44,170	$35,659
Investing activities
Purchases of property and equipment	(84)	(72)
Purchases of fixed maturity securities	(251,504)	(181,446)
Purchases of equity securities	(46,340)	(58,735)
Sales and maturities of fixed maturity securities	84,663	87,541
Sales of equity securities	24,662	64,820
Securities receivable or payable, net	(2,748)	(3,081)
Net cash used in investing activities	(191,351)	(90,973)
Financing activities
Proceeds from initial public offering, net of offering costs	—	87,412
Redemption of Floating Rate Notes	—	(20,000)
Distribution to stockholder	—	(5,120)
Proceeds from January 2020 stock offering, net of offering costs	35,464	—
Proceeds from June 2020 stock offering, net of offering costs	90,083	—
Proceeds from common stock issued via employee stock purchase plan	741	—
Proceeds from common stock issued via stock option exercises	1,740	—
Net cash provided by financing activities	128,028	62,292
Net increase (decrease) in cash, cash equivalents and restricted cash	(19,153)	6,978
Cash, cash equivalents and restricted cash at beginning of period	33,349	9,924
Cash, cash equivalents and restricted cash at end of period	$14,196	$16,902
Supplementary cash flow information:
Cash paid for income taxes	$7,053	$—
Cash paid for interest	$—	$1,162

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2020	2019
	(unaudited)
Cash and cash equivalents	$14,033	$33,119
Restricted cash	163	230
Cash and cash equivalents and restricted cash	$14,196	$33,349

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

Recent Accounting Pronouncements

The Company currently qualifies as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company is currently electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC. Based on the market value of the Company’s common stock held by non-affiliates as of the last business day of its second fiscal quarter, the Company will become a large accelerated filer on December 31, 2020 and will no longer be permitted to adopt guidance within the same time periods as private companies at that time.

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

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$15,809	$844	$(1)	$16,652
States, territories, and possessions	4,338	352	(18)	4,672
Political subdivisions	2,286	88	—	2,374
Special revenue excluding mortgage/asset-backed securities	36,075	1,099	(81)	37,093
Industrial and miscellaneous	239,007	9,575	(1,150)	247,432
Mortgage/asset-backed securities	80,143	2,799	(354)	82,588
Total available-for-sale investments	$377,658	$14,757	$(1,604)	$390,811

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$13,371	$321	$(13)	$13,679
States, territories, and possessions	2,298	147	—	2,445
Political subdivisions	1,913	29	—	1,942
Special revenue excluding mortgage/asset-backed securities	18,139	343	(46)	18,436
Industrial and miscellaneous	124,726	4,326	(39)	129,013
Mortgage/asset-backed securities	50,831	824	(19)	51,636
Total available-for-sale investments	$211,278	$5,990	$(117)	$217,151

Security holdings in an unrealized loss position

As of September 30, 2020, the Company held 145 fixed maturity securities in an unrealized loss position with a total estimated fair value of $96.3 million and total gross unrealized losses of $1.6 million. As of December 31, 2019, the Company held 51 fixed maturity securities in an unrealized loss position with a total estimated fair value of $20.9 million and total gross unrealized losses of $0.1 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$500	$(1)	$—	$—	$500	$(1)
States, territories, and possessions	1,490	(18)	—	—	1,490	(18)
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	7,893	(81)	—	—	7,893	(81)
Industrial and miscellaneous	64,592	(1,150)	—	—	64,592	(1,150)
Mortgage/asset-backed securities	21,812	(354)	1	—	21,813	(354)
Total	$96,287	$(1,604)	$1	$—	$96,288	$(1,604)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,235	$(11)	$1,827	$(2)	$3,062	$(13)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	3,548	(46)	—	—	3,548	(46)
Industrial and miscellaneous	6,929	(38)	188	(1)	7,117	(39)
Mortgage/asset-backed securities	7,035	(19)	182	—	7,217	(19)
Total	$18,747	$(114)	$2,197	$(3)	$20,944	$(117)

The Company considers the following factors in determining whether declines in the fair value of investments are other-than-temporary:

●	The significance of the decline in fair value compared to the cost basis,
●	The time period during which there has been a significant decline in fair value,
●	Whether the unrealized loss is credit-driven or a result of changes in market interest rates,
●	A fundamental analysis of the business prospects and financial condition of the issuer,
●	The Company’s intent to sell the securities as of each reporting date, and
●	If the Company does not expect to recover the entire amortized cost basis or cost of the investment.

Based on the Company’s reviews as of September 30, 2020 and December 31, 2019, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. None of the fixed maturity securities were determined to be other-than-temporarily impaired. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, none of the fixed maturity securities were written down during the respective periods.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2020, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$11,521	$11,650
Due after one year through five years	144,424	148,032
Due after five years through ten years	104,751	110,836
Due after ten years	36,819	37,705
Mortgage and asset-backed securities	80,143	82,588
	$377,658	$390,811

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Interest income	$2,149	$1,678	$6,242	$4,140
Dividend income	109	132	354	299
Investment expense	(120)	(81)	(309)	(267)
Net investment income	$2,138	$1,729	$6,287	$4,172

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$66	$38	$256	$135
Gains on sales of equity securities	59	—	57	64
Total realized gains	125	38	313	199
Realized losses:
Losses on sales of fixed maturity securities	—	(1)	(44)	(70)
Losses on sales of equity securities	—	(21)	—	(174)
Total realized losses	—	(22)	(44)	(244)
Net realized investment gains (losses)	125	16	269	(45)
Net unrealized gains (losses) on equity securities	(101)	345	974	3,310
Net realized and unrealized gains on investments	$24	$361	$1,243	$3,265

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $16.3 million and $28.8 million for the three months ended September 30, 2020 and 2019, respectively and $29.2 million and $88.1 million for the nine months ended September 30, 2020 and 2019, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. At September 30, 2020 and December 31, 2019, the carrying value of securities on deposit with state regulatory authorities was $6.5 million and $5.1 million, respectively.

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

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019.

September 30, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,652	$—	$16,652
States, territories, and possessions	—	4,672	—	4,672
Political subdivisions	—	2,374	—	2,374
Special revenue excluding mortgage/asset-backed securities	—	37,093	—	37,093
Industrial and miscellaneous	—	247,432	—	247,432
Mortgage/asset-backed securities	—	82,588	—	82,588
Equity securities	45,037	—	—	45,037
Cash, cash equivalents, and restricted cash	14,196	—	—	14,196
Total assets	$59,233	$390,811	$—	$450,044

December 31, 2019	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,679	$—	$13,679
States, territories, and possessions	—	2,445	—	2,445
Political subdivisions	—	1,942	—	1,942
Special revenue excluding mortgage/asset-backed securities	—	18,436	—	18,436
Industrial and miscellaneous	—	129,013	—	129,013
Mortgage/asset-backed securities	—	50,136	1,500	51,636
Equity securities	—	22,328	—	22,328
Cash, cash equivalents, and restricted cash	28,350	4,999	—	33,349
Total assets	$28,350	$242,978	$1,500	$272,828

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of September 30, 2020, the Company had no fixed income securities classified as Level 3. As of December 31, 2019, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of market observable inputs which were transferred to Level 2 during the nine months ended September 30, 2020.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three months ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$7,087	$1,428	$3,869	$4,165
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	40,803	2,647	46,867	3,660
Prior years	257	(208)	34	(262)
Total incurred	41,060	2,439	46,901	3,398
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	8,232	641	9,754	1,044
Prior years	375	312	1,476	3,605
Total payments	8,607	953	11,230	4,649
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	39,540	2,914	39,540	2,914
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	92,537	14,052	92,537	14,052
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$132,077	$16,966	$132,077	$16,966

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse development of $0.3 million and $0.03 million in the three and nine months ended September 30, 2020 and favorable development of $0.2 million and $0.3 million in the three and nine months ended September 30, 2019.

Adverse development in the three and nine months ended September 30, 2020 was primarily due to reported activity in the assumed reinsurance line of business, partially offset by favorable development in the specialty homeowners line of business.

Favorable development during for the three and nine months ended September 30, 2019 was primarily due to lower than originally anticipated frequency and severity of claims in the specialty homeowners line of business.

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

The Company incurred and paid $1.1 million and $1.2 million in interest related to the Floating Rate Notes for the nine months ended September 30, 2019.

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

Based on this evidence, management determined it was more likely than not that the federal deferred tax assets are recoverable and released the associated $1.7 million valuation allowance as of March 31, 2019. The Company will continue to have a valuation allowance on deferred tax assets associated with state net operating loss carryforwards as they do not meet the “more likely than not” criteria due to the limited carryforward period. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

The tax expense for the three and nine months ended September 30, 2020 differs from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three months ended September 30, 2019 differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations. The tax expense for the nine months ended September 30, 2019 differs significantly the statutory rate of 21% primarily due to a U.S. tax benefit of $1.7 million for the reversal of a significant portion of the Company’s U.S. deferred tax valuation allowance offset by tax expense of $4.8 million from an addback related to a nondeductible stock compensation charge incurred upon modification of the Company’s management incentive plan in March 2019.

7. Capital Stock

As of September 30, 2020 and December 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of September 30, 2020 and December 31, 2019, the Company has 500,000,000 common shares authorized and 25,518,957 and 23,468,750 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $309.5 million as of September 30, 2020 and $180.0 million as of December 31, 2019.

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

On January 9, 2020, the Company sold 750,000 shares of common stock to the public at a price of $49.00 per share (along with 5,000,000 shares sold by existing stockholders) in an underwritten public offering. The Company received net proceeds of approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

On June 26, 2020, the Company sold 1,150,000 shares of common stock to the public at a price of $82.00 per share in an underwritten public offering. The Company received net proceeds of approximately $90.1 million, after deducting underwriting discounts and commissions and offering costs.

Common stock reserved for future issuance consists of the following as of September 30, 2020:

Stock options outstanding under 2019 Equity Incentive Plan	996,870
Restricted stock units outstanding under 2019 Equity Incentive Plan	14,734
Shares authorized for future issuance under 2019 Equity Incentive Plan	1,970,618
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	451,633
Total	3,433,855

8. Stock-Based Compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Stock-Based Compensation	$551	$410	$1,457	$23,677

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

The following table summarizes stock option transactions for the 2019 Plan for the nine months ended September 30, 2020:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at December 31, 2019	1,046,373	$17.05	9.33	$35,039
Options granted	90,757	80.43
Options exercised	(115,774)	15.03
Options canceled	(24,486)	21.46
Outstanding at September 30, 2020	996,870	$22.95	8.68	$81,128
Vested and Exercisable at September 30, 2020	422,203	$15.07	8.54	$37,649

As of September 30, 2020, the Company had approximately $3.7 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.27 years.

The fair value of each option granted during the nine months ended September 30, 2020 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	0.32% - 1.52%
Expected share price volatility (2)	18.13% - 25.12%
Expected life in years (3)	5.63 - 6.08 years
Dividend yield (4)	0%

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

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the 2019 Plan for the nine months ended September 30, 2020:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at December 31, 2019	6,066	$16.49
Granted	14,734	95.86
Vested	(6,066)	16.49
Forfeited	—	—
Non vested outstanding at September 30, 2020	14,734	$95.86

As of September 30, 2020, the Company had approximately $1.3 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.66 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 28,367 shares pursuant to the ESPP during the nine months ended September 30, 2020.

9. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Beginning Balance	$4,686	$(563)
Other comprehensive income before reclassification	7,494	8,090
Federal income tax expense	(1,573)	(1,666)
Other comprehensive income before reclassification, net of tax	5,921	6,424
Amounts reclassified from AOCI	(214)	44
Federal income tax expense	45	(9)
Amounts reclassified from AOCI, net of tax	(169)	35
Other comprehensive income	5,752	6,459
Balance at end of period	$10,438	$5,896

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income (loss)	$(15,685)	$7,454	$8,102	$(258)
Weighted average common shares outstanding:
Basic	25,492,274	23,468,750	24,654,722	20,838,599
Common Share equivalents	—	416,387	729,796	—
Diluted	25,492,274	23,885,137	25,384,518	20,838,599

Earnings per share:
Basic	$(0.62)	$0.32	$0.33	$(0.01)
Diluted	$(0.62)	$0.31	$0.32	$(0.01)

Common share equivalents relate primarily to outstanding stock options and RSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method. For the respective three months ended September 31, 2020 and nine months ended September 30, 2019, there were 761,337 and 196,741 common share equivalents excluded from the calculation of diluted earnings per share as their effects were anti-dilutive due to the net loss reported in these periods.

11. Cash Distribution

In March 2019, the Company made a one-time cash distribution totaling approximately $5.1 million to its then-sole stockholder, GC Palomar Investor LP, enabling it to distribute funds to its partners in order to allow such partners to satisfy tax obligations incurred as a result of the Domestication transactions.

12. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$40,507	39.3%	$35,711	53.9%	$103,503	40.1%	$95,005	53.2%
Commercial Earthquake	18,061	17.5%	8,402	12.7%	40,727	15.8%	23,020	12.9%
Specialty Homeowners	17,048	16.6%	8,572	12.9%	38,461	14.9%	24,994	14.0%
Commercial All Risk	12,467	12.1%	7,077	10.7%	39,765	15.4%	21,929	12.3%
Inland Marine	4,406	4.3%	1,060	1.6%	9,747	3.8%	1,294	0.7%
Hawaii Hurricane	4,360	4.2%	3,299	5.0%	10,296	4.0%	8,048	4.5%
Residential Flood	2,170	2.1%	1,450	2.2%	5,728	2.2%	3,494	2.0%
Other	3,948	3.9%	671	1.0%	10,041	3.8%	835	0.4%
Total Gross Written Premiums	$102,967	100.0%	$66,242	100.0%	$258,268	100.0%	$178,619	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$52,960	51.4%	$36,789	55.5%	$124,131	48.1%	$99,543	55.7%
Texas	20,460	19.9%	11,239	17.0%	55,047	21.3%	32,678	18.3%
Hawaii	5,097	5.0%	3,675	5.5%	11,990	4.6%	8,688	4.9%
Washington	4,340	4.2%	2,910	4.4%	10,002	3.9%	6,430	3.6%
South Carolina	2,089	2.0%	1,258	1.9%	7,203	2.8%	4,614	2.5%
North Carolina	2,839	2.8%	967	1.5%	7,131	2.8%	2,654	1.5%
Oregon	2,912	2.8%	2,153	3.3%	7,298	2.8%	5,279	3.0%
Mississippi	2,173	2.1%	1,315	2.0%	5,628	2.2%	3,383	1.9%
Other	10,097	9.8%	5,936	8.9%	29,838	11.5%	15,350	8.6%
Total Gross Written Premiums	$102,967	100.0%	$66,242	100.0%	$258,268	100.0%	$178,619	100.0%

13. Subsequent Events

On November 10, 2020, the Company announced that its wholly-owned subsidiary, PSIC, had entered into a Renewal Rights Agreement, dated as of November 9, 2020, with GeoVera Holdings Inc. (“GeoVera”), pursuant to which GeoVera agreed to sell, and the Company’s PSIC subsidiary agreed to purchase, the renewal rights to GeoVera’s Hawaii residential Hurricane policies. The sale was consummated on November 9, 2020.

As part of this agreement, the Company has the ability to gain approximately $17 million of written premiums over the next 12 months. There is no guarantee that current GeoVera policyholders will renew their Hurricane policies with the Company; therefore, the ultimate impact to the Company’s written premiums is uncertain.

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

The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2020, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 28, 2020.

References to the "Company," "Palomar," "we," "us," and "our" are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a rapidly growing and profitable company focused on the provision of specialty property insurance. We focus on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, wind and flood insurance. We provide specialty property insurance products in our target markets to both individuals and businesses. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing. We provide most of our products on an admitted basis, while having the flexibility to provide certain products on a non-admitted basis. We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and in partnership with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe reduces earnings volatility and provides appropriate levels of protection in the event of a major catastrophe. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $252.0 million for the year ended December 31, 2019, a compound annual growth rate (“CAGR”) of approximately 72%. For the nine months ended September 30, 2020, we experienced average monthly premium retention rates above 90% for our Residential Earthquake, Flood, and Hawaii Hurricane lines and approximately 90% overall across all lines of business, providing strong visibility into future revenue.

In February 2014, Palomar Specialty Insurance Company was awarded an “A−” rating from A.M. Best Company (A.M. Best), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In April 2020, A.M. Best affirmed the “A−” rating for Palomar Specialty Insurance Company and affirmed our “A−” group rating for Palomar Holdings, Inc. In July 2020, Palomar Excess and Surplus Lines Insurance Company was also awarded an “A−” rating by A.M. Best. These ratings reflect A.M. Best’s opinion of our subsidiaries’ financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

In April 2019, we closed our Initial Public Offering (“IPO”) and received net proceeds of approximately $87.4 million, after deducting underwriting discounts and commissions and offering costs.

On January 9, 2020, we, along with certain selling stockholders, sold 5,750,000 shares of common stock at a price of $49.00 per share in an underwritten public offering. The offering was comprised of 5,000,000 shares sold by certain selling stockholders and 750,000 shares sold by us. We received net proceeds of approximately $35.5 million, after deducting underwriting discounts and commissions and offering costs.

On June 26, 2020, we sold 1,150,000 shares of common stock to the public at a price of $82.00 per share in an underwritten public offering. We received net proceeds of approximately $90.1 million, after deducting underwriting discounts and commissions and offering costs.

During the second quarter of 2020, we capitalized and received regulatory approval for a newly formed surplus lines insurance company subsidiary named Palomar Excess and Surplus Insurance Company (‘‘PESIC’’). We capitalized PESIC with approximately $100 million in initial surplus. PESIC is domiciled in the State of Arizona and licensed in Arizona to transact across all our existing lines of business. We believe that the underwriting acumen and market expertise we have established in the admitted insurance market is also applicable to the non-admitted, or surplus lines market, and that PESIC enables us to serve certain risks that our admitted products cannot currently satisfy. We began writing surplus lines business, notably commercial earthquake, on a national basis during the third quarter of 2020 and have entered into several new partnerships which will enable us to write additional surplus lines business in the future.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Pandemic and Impact on Palomar

The COVID-19 Pandemic ("The Pandemic") continues to impact financial markets, businesses, households, and communities.

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

The initial economic impacts of the Pandemic, as well as the various stay at home orders and mandated closures of certain business, have caused a significant temporary slowdown in certain sectors of the economy and a corresponding increase in unemployment. We have experienced an increase in the number of business interruption claims related to the Pandemic. Our all risk and commercial earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. All of these policies are written on an admitted basis and all of our all risk policies have an Insurance Services Office (“ISO”) virus exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We are acknowledging, investigating, assessing and adjudicating each of these claims and providing the policyholder requisite consideration.

Our results of operations depend, in part, on the performance of our investment portfolio. During 2020 we have experienced volatility in the fair value of our investment portfolio due to unrealized losses and gains on our fixed income securities. The economic impacts of the Pandemic could reduce our net investment income and result in realized investment losses in future periods.

We have not seen a significant change in the growth rate of our gross written premiums since the beginning of the Pandemic and related economic downturn. However, adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and impact the implementation of our business strategy. We cannot anticipate all the ways in which the Pandemic and financial market conditions could adversely impact our business in the future.

Components of Our Results of Operations

Gross Written Premiums

Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

●	Volume of new business submissions in existing products or partnerships;
●	Binding of new business submissions in existing products or partnerships into policies;
●	Entrance into new partnerships or the offering of new types of insurance products;
●	Renewal rates of existing policies; and
●	Average size and premium rate of bound policies.

Our gross written premiums are also impacted when we assume unearned in-force premiums due to new partnerships or other business reasons. In periods where we assume a large volume of unearned premiums, our gross written premiums may increase significantly compared to prior periods and the increase may not be indicative of future trends.

Ceded Written Premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses and to provide additional capacity for growth. We cede premiums primarily through excess of loss (“XOL”) agreements and quota share agreements. Ceded written premiums are earned pro-rata over the period of risk covered. The volume of our ceded written premiums is impacted by the amount of our gross written premiums and our decisions to increase or decrease limits or retention levels in our XOL agreements and co-participation levels in our quota share agreements.

Our ceded written premiums can be impacted significantly in certain periods due to changes in quota share agreements. In periods where we modify a quota share agreement, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends. In addition, our XOL costs as a percentage of gross earned premiums vary over the life of XOL contracts due to changes of premium in force during the contract period.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, most of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

●	The occurrence, frequency and severity of catastrophe events in the areas where we underwrite polices relating to these perils;
●	The occurrence, frequency and severity of non-catastrophe attritional losses;
●	The mix of business written by us;
●	The reinsurance agreements we have in place at the time of a loss;
●	The geographic location and characteristics of the policies we underwrite;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs; and
●	Inflation in housing and construction costs.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions we receive on business ceded under quota share reinsurance contracts. In addition, acquisition expenses include premium-related taxes and other fees. Acquisition expenses related to each policy we write are deferred and expensed pro-rata over the term of the policy.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consisted of interest expense on our Floating Rate Notes during the three and nine months ended September 30, 2019. These notes were redeemed in May 2019 and we did not have any debt or incur any interest expense thereafter.

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

Adjusted net income (loss) is a non-GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of net income calculated in accordance with GAAP to adjusted net income (loss).

Return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Adjusted return on equity is a non-GAAP financial measure defined as adjusted net income (loss) expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.

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

Diluted adjusted earnings per share is a non-GAAP financial measure defined as adjusted net income (loss) divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of diluted earnings per share calculated in accordance with GAAP to diluted adjusted earnings per share.

Catastrophe loss ratio is a non-GAAP financial measure defined as the ratio of catastrophe losses to net earned premiums. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of loss ratio calculated using unadjusted GAAP numbers to catastrophe loss ratio.

Adjusted combined ratio excluding catastrophe losses is a non-GAAP financial measure defined as adjusted combined ratio excluding the impact of catastrophe losses. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of combined ratio calculated using unadjusted GAAP numbers to adjusted combined ratio excluding catastrophe losses.

Adjusted net income excluding catastrophe losses is a non-GAAP financial measure defined as adjusted net income (loss) excluding catastrophe losses, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income before income taxes calculated in accordance with GAAP to adjusted net income excluding catastrophe losses.

Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Three months ended September 30, 2020 compared to three months ended September 30, 2019

The following table summarizes our results for the three months ended September 30, 2020 and 2019:

	Three months ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands, except per share data)
Revenue:
Gross written premiums	$102,967	66,242	$36,725	55.4%
Ceded written premiums	(41,570)	(28,060)	(13,510)	48.1%
Net written premiums	61,397	38,182	23,215	60.8%
Net earned premiums	42,020	27,662	14,358	51.9%
Commission and other income	816	709	107	15.1%
Total underwriting revenue (1)	42,836	28,371	14,465	51.0%
Losses and loss adjustment expenses	41,060	2,439	38,621	1,583.5%
Acquisition expenses	17,976	10,243	7,733	75.5%
Other underwriting expenses	7,805	8,330	(525)	(6.3)%
Underwriting income (loss) (1)	(24,005)	7,359	(31,364)	(426.2)%
Net investment income	2,138	1,729	409	23.7%
Net realized and unrealized gains on investments	24	361	(337)	(93.4)%
Income before income taxes	(21,843)	9,449	(31,292)	(331.2)%
Income tax expense (benefit)	(6,158)	1,995	(8,153)	(408.7)%
Net income (loss)	$(15,685)	$7,454	$(23,139)	(310.4)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	—	2,289	(2,289)	NM
Stock-based compensation expense	551	410	141	NM
Tax impact	(101)	(570)	469	NM
Adjusted net income (loss) (1)	$(15,235)	$9,583	$(24,818)	(259.0)%
Key Financial and Operating Metrics
Annualized return on equity	(17.0)%	14.6%
Annualized adjusted return on equity (1)	(16.5)%	18.8%
Loss ratio	97.7%	8.8%
Expense ratio	59.4%	64.6%
Combined ratio	157.1%	73.4%
Adjusted combined ratio (1)	155.8%	63.6%
Diluted earnings per share	$(0.62)	$0.31
Diluted adjusted earnings per share (1)	$(0.60)	$0.40
Catastrophe losses (2)	$36,512	$—
Catastrophe loss ratio (1)	86.9%	—%
Adjusted combined ratio excluding catastrophe losses (1)	68.9%	63.6%
Adjusted net income excluding catastrophe losses (1) (2)	$13,672	$9,583
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.
(2)	Catastrophe losses above are shown before their tax impact. Adjusted net income excluding catastrophe losses excludes catastrophe losses net of the estimated tax effect on them.

Gross Written Premiums

Gross written premiums increased $36.8 million, or 55.4% to $103.0 million for the three months ended September 30, 2020 compared to $66.2 million for the three months ended September 30, 2019. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2020		2019

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$40,507	39.3%	$35,711	53.9%	$4,796	13.4%
Commercial Earthquake	18,061	17.5%	8,402	12.7%	9,659	115.0%
Specialty Homeowners	17,048	16.6%	8,572	12.9%	8,476	98.9%
Commercial All Risk	12,467	12.1%	7,077	10.7%	5,390	76.2%
Inland Marine	4,406	4.3%	1,060	1.6%	3,346	315.7%
Hawaii Hurricane	4,360	4.2%	3,299	5.0%	1,061	32.2%
Residential Flood	2,170	2.1%	1,450	2.2%	720	49.7%
Other	3,948	3.9%	671	1.0%	3,277	488.4%
Total Gross Written Premiums	$102,967	100.0%	$66,242	100.0%	$36,725	55.4%

We experienced the largest percentage increase in our Inland Marine and Commercial Earthquake lines. Other gross written premiums are comprised of various items including our Assumed Reinsurance program. Changes to other gross written premiums may not be indicative of future trends.

Ceded Written Premiums

Ceded written premiums increased $13.5 million, or 48.1%, to $41.6 million for the three months ended September 30, 2020 from $28.1 million for the three months ended September 30, 2019. The increase was primarily due to an increase in excess of loss (“XOL”) reinsurance expense commensurate with growth in exposure. In addition, we had increased quota share cession primarily in our specialty homeowners lines due to higher written premiums in those lines. Ceded written premiums as a percentage of gross written premiums decreased to 40.4% for the three months ended September 30, 2020 from 42.4% for the three months ended September 30, 2019. This decrease was primarily due to changes in our quota share agreements in our specialty homeowners and commercial all risk lines as we entered into new ceding arrangements on these lines which increased the percentage of premiums we retained.

Net Written Premiums

Net written premiums increased $23.2 million, or 60.8%, to $61.4 million for the three months ended September 30, 2020 from $38.2 million for the three months ended September 30, 2019. The increase was primarily due to an increase in gross written premiums, primarily in our commercial earthquake and specialty homeowners lines offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $14.3 million, or 51.9%, to $42.0 million for the three months ended September 30, 2020 from $27.7 million for the three months ended September 30, 2019 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Gross earned premiums	$79,428	$53,453	$25,975	48.6%
Ceded earned premiums	(37,408)	(25,791)	(11,617)	45.0%
Net earned premiums	$42,020	$27,662	$14,358	51.9%

Net earned premium ratio	52.9%	51.8%

Commission and Other Income

Commission and other income increased $0.1 million or 15.1% to $0.8 million for the three months ended September 30, 2020 from $0.7 million for the three months ended September 30, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $38.7 million to $41.1 million for the three months ended September 30, 2020 from $2.4 million for the three months ended September 30, 2019. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Catastrophe losses	$36,512	$—	$36,512	NM
Non-catastrophe losses	4,548	2,439	2,109	86.5%
Total losses and loss adjustment expenses	$41,060	$2,439	$38,621	1,583.5%

NM- not meaningful

Our catastrophe loss ratio was 86.9% during the three months ended September 30, 2020. Catastrophe losses primarily included losses from Hurricanes Hanna, Isaias, Laura, Sally and Beta. We did not experience any catastrophe losses during the three months ended September 30, 2019.

Our non-catastrophe loss ratio was 10.8% for the three months ended September 30, 2020 compared to 8.8% during the three months ended September 30, 2019. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as commercial all-risk, specialty homeowners, and inland marine.

Acquisition Expenses

Acquisition expenses increased $7.8 million, or 75.5%, to $18.0 million for the three months ended September 30, 2020 from $10.2 million for the three months ended September 30, 2019. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 22.6% for the three months ended September 30, 2020 compared to 19.2%

for the three months ended September 30, 2019. Acquisition expenses as a percentage of gross earned premiums increased due primary to lower earned ceding commissions. Earned ceding commissions decreased due to changes in our specialty homeowners and all risk ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses decreased $0.5 million, or 6.3%, to $7.8 million for the three months ended September 30, 2020 from $8.3 million for the three months ended September 30, 2019. The decrease was primarily due to the company incurring significant expenses in the prior year quarter related to a stock offering and one-time incentive cash bonuses.

Other underwriting expenses as a percentage of gross earned premiums were 9.8% for the three months ended September 30, 2020 compared to 15.6% for the three months ended September 30, 2019. Excluding the impact of expenses relating to stock offerings and one-time incentive cash bonuses and stock-based compensation, other underwriting expenses as a percentage of gross earned premiums were 9.1% for the three months ended September 30, 2020 compared to 10.5% for the three months ended September 30, 2019. This percentage decreased due to higher gross earned premiums without a proportional increase to expenses.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $0.4 million, or 23.7%, to $2.1 million for the three months ended September 30, 2020 from $1.7 million for the three months ended September 30, 2019. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2020 due primarily to proceeds from our January and June 2020 stock offerings and the investing of our cash generated from operations, partially offset by lower yields on investments due to a lower interest rate environment.

Net realized and unrealized gains on investments decreased $0.4 million, or 93.4%, to an immaterial amount for the three months ended September 30, 2020 from $0.4 million for the three months ended September 30, 2019 due to lower appreciation on our fixed income based equity securities during the period ended September 30, 2020. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Interest income	$2,149	$1,678	$471	28.1%
Dividend income	109	132	(23)	(17.4)%
Investment management fees and expenses	(120)	(81)	(39)	48.1%
Net investment income	2,138	1,729	409	23.7%
Net realized and unrealized gains on investments	24	361	(337)	(93.4)%
Total	$2,162	$2,090	$72	3.4%

Income Tax Expense (Benefit)

Income taxes decreased $8.2 million or 408.7% to $6.2 million of benefit for the three months ended September 30, 2020 from $2.0 million of expense for the three months ended September 30, 2019 as we had a pre-tax loss during the three months ended September 30, 2020. During the three months ended September 30, 2020, our income tax rate differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. During the three months ended September 30, 2019, our income tax rate was approximately equal to the statutory tax rate of 21%.

Nine months ended September 30, 2020 compared to nine months ended September 30, 2019

The following table summarizes our results for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands, except per share data)
Revenue:
Gross written premiums	$258,268	$178,619	$79,649	44.6%
Ceded written premiums	(101,264)	(78,797)	(22,467)	28.5%
Net written premiums	157,004	99,822	57,182	57.3%
Net earned premiums	116,145	69,220	46,925	67.8%
Commission and other income	2,492	2,017	475	23.5%
Total underwriting revenue (1)	118,637	71,237	47,400	66.5%
Losses and loss adjustment expenses	46,901	3,398	43,503	1,280.3%
Acquisition expenses	45,909	26,189	19,720	75.3%
Other underwriting expenses	24,732	44,348	(19,616)	(44.2)%
Underwriting income (loss) (1)	1,095	(2,698)	3,793	(140.6)%
Interest expense	—	(1,068)	1,068	(100.0)%
Net investment income	6,287	4,172	2,115	50.7%
Net realized and unrealized gains on investments	1,243	3,265	(2,022)	(61.9)%
Income before income taxes	8,625	3,671	4,954	134.9%
Income tax expense	523	3,929	(3,406)	(86.7)%
Net income (loss)	$8,102	$(258)	$8,360	(3,240.3)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	708	2,699	(1,991)	NM
Stock-based compensation expense	1,457	23,677	(22,220)	NM
Expenses associated with retirement of debt	—	1,297	(1,297)	NM
Expenses associated with catastrophe bond	399	—	399	NM
Tax impact	(534)	(994)	460	NM
Adjusted net income (1)	$10,132	$26,421	$(16,289)	(61.7)%
Key Financial and Operating Metrics
Annualized return on equity	3.7%	(0.2)%
Annualized adjusted return on equity (1)	4.7%	23.1%
Loss ratio	40.4%	4.9%
Expense ratio	58.7%	99.0%
Combined ratio	99.1%	103.9%
Adjusted combined ratio (1)	96.8%	64.5%
Diluted earnings per share	$0.32	$(0.01)
Diluted adjusted earnings per share (1)	$0.40	$1.27
Catastrophe losses (2)	$36,512	$—
Catastrophe loss ratio (1)	31.4%	—%
Adjusted combined ratio excluding catastrophe losses (1)	65.4%	64.5%
Adjusted net income excluding catastrophe losses (1) (2)	$39,039	$26,421
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.
(2)	Catastrophe losses above are shown before their tax impact. Adjusted net income excluding catastrophe losses excludes catastrophe losses net of the estimated tax effect on them.

Gross Written Premiums

Gross written premiums increased $79.7 million, or 44.6% to $258.3 million for the nine months ended September 30, 2020 compared to $178.6 million for the nine months ended September 30, 2019. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2020		2019

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$103,503	40.1%	$95,005	53.2%	$8,498	8.9%
Commercial Earthquake	40,727	15.8%	23,020	12.9%	17,707	76.9%
Specialty Homeowners	38,461	14.9%	24,994	14.0%	13,467	53.9%
Commercial All Risk	39,765	15.4%	21,929	12.3%	17,836	81.3%
Inland Marine	9,747	3.8%	1,294	0.7%	8,453	653.2%
Hawaii Hurricane	10,296	4.0%	8,048	4.5%	2,248	27.9%
Residential Flood	5,728	2.2%	3,494	2.0%	2,234	63.9%
Other	10,041	3.8%	835	0.4%	9,206	NM
Total Gross Written Premiums	$258,268	100.0%	$178,619	100.0%	$79,649	44.6%
NM- not meaningful

During the nine months ended September 30, 2019, we entered into a new Residential Earthquake partnership in which we assumed $6.6 million of unearned premiums. Excluding the impact of this unearned premium assumption, our Residential Earthquake gross written premiums increased by $15.1 million, or 17.1%. Other gross written premiums are comprised of various items including our Assumed Reinsurance program. Changes to other gross written premiums may not be indicative of future trends.

Ceded Written Premiums

Ceded written premiums increased $22.5 million, or 28.5%, to $101.3 million for the nine months ended September 30, 2020 from $78.8 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in excess of loss (“XOL”) reinsurance expense commensurate with growth in exposure. Ceded written premiums as a percentage of gross written premiums decreased to 39.2% for the nine months ended September 30, 2020 from 44.1% for the nine months ended September 30, 2019. This decrease was primarily due to decreased quota share cession on our specialty homeowners and commercial all risk lines as we entered into new ceding arrangements on these lines which increased the percentage of premiums we retained.

Net Written Premiums

Net written premiums increased $57.2 million, or 57.3%, to $157.0 million for the nine months ended September 30, 2020 from $99.8 million for the nine months ended September 30, 2019. The increase was primarily due to an increase in gross written premiums, primarily in our commercial all risk and commercial earthquake lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $46.9 million, or 67.8%, to $116.1 million for the nine months ended September 30, 2020 from $69.2 million for the nine months ended September 30, 2019 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Gross earned premiums	$215,266	$141,554	$73,712	52.1%
Ceded earned premiums	(99,120)	(72,334)	(26,786)	37.0%
Net earned premiums	$116,146	$69,220	$46,926	67.8%

Net earned premium ratio	54.0%	48.9%

Commission and Other Income

Commission and other income increased $0.5 million or 23.5% to $2.5 million for the nine months ended September 30, 2020 from $2.0 million for the nine months ended September 30, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $43.5 million to $46.9 million for the nine months ended September 30, 2020 from $3.4 million for the nine months ended September 30, 2019. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Catastrophe losses	$36,512	$—	$36,512	NM
Non-catastrophe losses	10,389	3,398	6,991	205.7%
Total losses and loss adjustment expenses	$46,901	$3,398	$43,503	1,280.3%

NM- not meaningful

Our catastrophe loss ratio was 31.4% during the nine months ended September 30, 2020. Catastrophe losses primarily included losses from Hurricanes Hanna, Isaias, Laura, Sally and Beta. We did not experience any catastrophe losses during the nine months ended September 30, 2019.

Our non-catastrophe loss ratio was 8.9% for the nine months ended September 30, 2020 compared to 4.9% during the nine months ended September 30, 2019. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as commercial all-risk, specialty homeowners, and inland marine.

Acquisition Expenses

Acquisition expenses increased $19.7 million, or 75.3%, to $45.9 million for the nine months ended September 30, 2020 from $26.2 million for the nine months ended September 30, 2019. The primary reason for the increase was higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.3% for the nine months ended September 30, 2020 compared to 18.5% for the nine months ended September 30, 2019. Acquisition expenses as a percentage of gross earned premiums increased due primary to lower earned ceding commissions. Earned ceding commissions decreased due to changes in our specialty homeowners and all risk ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses decreased $19.6 million, or 44.2%, to $24.7 million for the nine months ended September 30, 2020 from $44.3 million for the nine months ended September 30, 2019. This decrease was primarily due to the company incurring significant charges during the prior year nine months associated with an IPO, tax restructuring, secondary offering, retirement of debt, and one-time incentive cash bonuses. The company also incurred a stock compensation charge of $23.0 million upon modification of its management incentive plan in the prior year.

Other underwriting expenses as a percentage of gross earned premiums were 11.5% for the nine months ended September 30, 2020 compared to 31.3% for the nine months ended September 30, 2019. Excluding the impact of expenses relating to stock offerings, tax restructuring, and one-time incentive cash bonuses, stock-based compensation, retirement of debt, and catastrophe bond, other underwriting expenses as a percentage of gross earned premiums were 10.3% for the nine months ended September 30, 2020 compared to 12.1% for the nine months ended September 30, 2019. This percentage decreased due to higher gross earned premiums without a proportional increase to expenses.

Interest Expense

Interest expense decreased $1.1 million to zero for the nine months ended September 30, 2020 from $1.1 million for the nine months ended September 30, 2019. Interest expense decreased as we did not have any debt during the nine months ended September 30, 2020 whereas we had outstanding Floating Rate Notes during a portion of the nine months ended September 30, 2019.

Net Investment Income and Net Realized and Unrealized Gains on Investments

Net investment income increased $2.1 million, or 50.7%, to $6.3 million for the nine months ended September 30, 2020 from $4.2 million for the nine months ended September 30, 2019. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2020 due primarily to proceeds from our April 2019 IPO, investing of cash generated from operations, and proceeds from our January 2020 and June 2020 stock offerings, partially offset by lower yields on investments due to a lower interest rate environment.

Net realized and unrealized gains on investments decreased $2.1 million, or 61.9%, to $1.2 million for the nine months ended September 30, 2020 from $3.3 million for the nine months ended September 30, 2019. We had a higher balance of equity securities during the prior year period and saw appreciation on those equity securities during that period. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2020	2019	Change	% Change

	($ in thousands)
Interest income	$6,242	$4,140	$2,102	50.8%
Dividend income	354	299	55	18.4%
Investment management fees and expenses	(309)	(267)	(42)	15.7%
Net investment income	6,287	4,172	2,115	50.7%
Net realized and unrealized gains on investments	1,243	3,265	(2,022)	(61.9)%
Total	$7,530	$7,437	$93	1.3%

Income Tax Expense

Income tax expense decreased $3.4 million or 86.7% to $0.5 million for the nine months ended September 30, 2020 from $3.9 million for the nine months ended September 30, 2019 as we had lower pre-tax income during the nine months ended September 30, 2020. During the nine months ended September 30, 2020, our income tax rate differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the nine months ended September 30, 2019, our income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge related to the modification of our management incentive plan in March 2019.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Total revenue	$44,998	$30,461	$126,167	$78,674
Net investment income	(2,138)	(1,729)	(6,287)	(4,172)
Net realized and unrealized gains on investments	(24)	(361)	(1,243)	(3,265)
Underwriting revenue	$42,836	$28,371	$118,637	$71,237

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

Income (loss) before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Income (loss) before income taxes	$(21,843)	$9,449	$8,625	$3,671
Net investment income	(2,138)	(1,729)	(6,287)	(4,172)
Net realized and unrealized gains on investments	(24)	(361)	(1,243)	(3,265)
Interest expense	—	—	—	1,068
Underwriting income (loss)	$(24,005)	$7,359	$1,095	$(2,698)

Adjusted Net Income (Loss)

We define adjusted net income as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitably of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.

Net income (loss) calculated in accordance with GAAP reconciles to adjusted net income (loss) as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss)	$(15,685)	$7,454	$8,102	$(258)
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	—	2,289	708	2,699
Stock-based compensation expense	551	410	1,457	23,677
Expenses associated with retirement of debt	—	—	—	1,297
Expenses associated with catastrophe bond	—	—	399	—
Tax impact	(101)	(570)	(534)	(994)
Adjusted net income (loss)	$(15,235)	$9,583	$10,132	$26,421

Annualized Adjusted Return on Equity

We define adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. We use adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)

Annualized adjusted net income (loss)	$(60,940)	$38,332	$13,509	$35,228
Average stockholders' equity	$368,568	$204,049	$290,225	$152,377
Annualized adjusted return on equity	(16.5)%	18.8%	4.7%	23.1%

Adjusted Combined Ratio

We define adjusted combined ratio as the sum of the loss ratio and the expense ratio calculated excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. We use adjusted combined ratio as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted combined ratio should not be viewed as a substitute for combined ratio calculated using unadjusted GAAP numbers, and other companies may define adjusted combined ratio differently.

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$66,025	$20,303	$115,050	$71,918
Denominator: Net earned premiums	$42,020	$27,662	$116,145	$69,220
Combined ratio	157.1%	73.4%	99.1%	103.9%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	$—	$(2,289)	$(708)	$(2,699)
Stock-based compensation expense	(551)	(410)	(1,457)	(23,677)
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	—	—	(897)
Expenses associated with catastrophe bond	—	—	(399)	—
Adjusted combined ratio	155.8%	63.6%	96.8%	64.5%

Diluted Adjusted Earnings Per share

We define diluted adjusted earnings per share as adjusted net income divided by the weighted-average common shares outstanding for the period, reflecting the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. We use diluted adjusted earnings per share as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Diluted adjusted earnings per share should not be viewed as a substitute for diluted earnings per share calculated in accordance with GAAP, and other companies may define diluted adjusted earnings per share differently.

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income (loss)	$(15,235)	$9,583	$10,132	$26,421
Weighted-average common shares outstanding, diluted (1)	$25,492,274	23,885,137	25,384,518	21,035,340
Diluted adjusted earnings per share	$(0.60)	$0.40	$0.40	$1.26

(1)	For the nine months ended September 30, 2019, we had a net loss on a GAAP basis. Therefore, common share equivalents were not included in the denominator for calculating GAAP net loss per share as doing so would be anti-dilutive. The common share equivalents are included in the above denominator as we had adjusted net income during that period.

Catastrophe Loss Ratio

Catastrophe loss ratio is defined as the ratio of catastrophe losses to net earned premiums. Although we are inherently subject to catastrophe losses, the frequency and severity of catastrophe losses is unpredictable and their impact on our operating results may vary significantly between periods and obscure other trends in our business.  Therefore, we are providing this metric because we believe it gives our management and other financial statement users useful insight into our results of operations and trends in our financial performance without the volatility caused by catastrophe losses. Catastrophe loss ratio should not be viewed as a substitute for loss ratio calculated using unadjusted GAAP numbers, and other companies may define catastrophe loss ratio differently.

Catastrophe loss ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$41,060	$2,439	$46,901	$3,398
Denominator: Net earned premiums	$42,020	$27,662	$116,145	$69,220
Loss ratio	97.7%	8.8%	40.4%	4.9%

Numerator: Catastrophe losses	$36,512	$—	$36,512	$—
Denominator: Net earned premiums	$42,020	$27,662	$116,145	$69,220
Catastrophe loss ratio	86.9%	0.0%	31.4%	0.0%

Adjusted Combined Ratio Excluding Catastrophe Losses

Adjusted combined ratio excluding catastrophe losses is defined as adjusted combined ratio excluding the impact of catastrophe losses. Although we are inherently subject to catastrophe losses, the frequency and severity of catastrophe losses is unpredictable and their impact on our operating results may vary significantly between periods and obscure other trends in our business.  Therefore, we are providing this metric because we believe it gives our management and other financial statement users useful insight into our results of operations and trends in our financial performance without the volatility caused by catastrophe losses. Adjusted combined ratio excluding catastrophe losses should not be viewed as a substitute for combined ratio calculated in accordance with GAAP, and other companies may define adjusted combined ratio excluding catastrophe losses differently.

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$66,025	$20,303	$115,050	$71,918
Denominator: Net earned premiums	$42,020	$27,662	$116,145	$69,220
Combined ratio	157.1%	73.4%	99.1%	103.9%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	$—	$(2,289)	$(708)	$(2,699)
Stock-based compensation expense	(551)	(410)	(1,457)	(23,677)
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	—	—	(897)
Expenses associated with catastrophe bond	—	—	(399)	—
Catastrophe losses	(36,512)	—	(36,512)	—
Adjusted combined ratio excluding catastrophe losses	68.9%	63.6%	65.4%	64.5%

Adjusted Net Income Excluding Catastrophe Losses

Adjusted net income excluding catastrophe losses is defined as adjusted net income excluding catastrophe losses, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which the company received a deduction for these adjustments.

Although we are inherently subject to catastrophe losses, the frequency and severity of catastrophe losses is unpredictable and their impact on our operating results may vary significantly between periods and obscure other trends in our business.  Therefore, we are providing this metric because we believe it gives our management and other financial statement users useful insight into our results of operations and trends in our financial performance without the volatility caused by catastrophe losses. Adjusted net income excluding catastrophe losses does not reflect the overall profitability of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income excluding catastrophe losses differently.

Net income (loss) calculated in accordance with GAAP reconciles to adjusted net income excluding catastrophe losses as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)		(in thousands)
Net income (loss)	$(15,685)	$7,454	$8,102	$(258)
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	—	2,289	708	2,699
Stock-based compensation expense	551	410	1,457	23,677
Expenses associated with retirement of debt	—	—	—	1,297
Expenses associated with catastrophe bond	—	—	399	—
Catastrophe losses	36,512	—	36,512	—
Tax impact	(7,706)	(570)	(8,139)	(994)
Adjusted net income excluding catastrophe losses	$13,672	$9,583	$39,039	$26,421

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2020	2019

	(in thousands)
Stockholders' equity	$361,895	$218,556
Intangible assets	(744)	(744)
Tangible stockholders' equity	$361,151	$217,812

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

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine months ended
	September 30,
	2020	2019

	($ in thousands)
Cash provided by (used in):
Operating activities	$44,170	$35,659
Investing activities	(191,351)	(90,973)
Financing activities	128,028	62,292
Change in cash, cash equivalents, and restricted cash	$(19,153)	$6,978

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

Cash used in investing activities for the nine months ended September 30, 2020 and 2019 related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash provided by financing activities for nine months ended September 30, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 stock offering, the receipt of $90.1 million in net proceeds from the June 2020 stock offering, the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $1.7 million related to the issuance of common stock via stock option exercises. Cash provided by financing activities for the nine months ended September 30, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million cash paid to redeem our Floating Rate Notes in May 2019 and a one-time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $450.0 million in cash and investment securities available at September 30, 2020. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Notes Payable

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (“Floating Rate Notes”). These Floating Rate Notes were redeemed in May 2019 pursuant to their terms and the Company did not have any debt subsequent to May 2019.

Stockholders’ Equity

At September 30, 2020 total stockholders’ equity was $361.9 million and tangible stockholders’ equity was $361.2 million, compared to total stockholders’ equity of $218.6 million and tangible stockholders’ equity of $217.8 million as of December 31, 2019. Stockholder’s equity increased primarily due to net income, receipt of proceeds from our January 2020 and June 2020 common stock offerings, and unrealized gains on fixed maturity securities.  It also increased due to issuance of common stock and stock-based compensation from our equity compensation plans.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2020, the majority of our investment portfolio, or $390.8 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $45.0 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non-restricted cash and cash equivalent balance of $14.0 million at September 30, 2020. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.06 and 3.49 years and an average rating of “A1/A” and “A1/A+” at September 30, 2020 and December 31, 2019, respectively. Our fixed income investment portfolio had a book yield of 2.33% as of September 30, 2020, compared to 2.90% as of December 31, 2019.

At September 30, 2020 and December 31, 2019 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$15,809	$16,652	4.3%
States, territories, and possessions	4,338	4,672	1.2%
Political subdivisions	2,286	2,374	0.6%
Special revenue excluding mortgage/asset-backed securities	36,075	37,093	9.5%
Industrial and miscellaneous	239,007	247,432	63.3%
Mortgage/asset-backed securities	80,143	82,588	21.1%
Total available-for-sale investments	$377,658	$390,811	100.0%

	Amortized	Fair	% of Total
December 31, 2019	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$13,371	$13,679	6.3%
States, territories, and possessions	2,298	2,445	1.1%
Political subdivisions	1,913	1,942	0.9%
Special revenue excluding mortgage/asset-backed securities	18,139	18,436	8.5%
Industrial and miscellaneous	124,726	129,013	59.4%
Mortgage/asset-backed securities	50,831	51,636	23.8%
Total available-for-sale investments	$211,278	$217,151	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2020 and December 31, 2019:

	Estimated	% of
September 30, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$92,231	23.6%
AA	48,070	12.3%
A	152,416	39.0%
BBB	86,369	22.1%
BB	10,943	2.8%
NR	782	0.2%
	$390,811	100.0%

	Estimated	% of
December 31, 2019	Fair Value	Total

	($ in thousands)
Rating
AAA	$83,821	38.6%
AA	24,321	11.2%
A	69,488	32.0%
BBB	32,138	14.8%
BB	7,383	3.4%
	$217,151	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2020 were as follows:

	Amortized	Fair	% of Total
September 30, 2020	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$11,521	$11,650	3.0%
Due after one year through five years	144,424	148,032	37.9%
Due after five years through ten years	104,751	110,836	28.4%
Due after ten years	36,819	37,705	9.6%
Mortgage and asset-backed securities	80,143	82,588	21.1%
	$377,658	$390,811	100.0%

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 74.9% rated “A−” or better. At September 30, 2020, 0.2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	We and our customers could be negatively and adversely impacted by the Pandemic, which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;
●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 54.4% of our gross written premiums for the nine months ended September 30, 2020, and such relationships may not continue;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost and concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. For example, Hurricane Harvey in August 2017 caused our gross losses and loss adjustment expenses to increase significantly from the prior year and catastrophe losses from multiple storms during the third quarter of 2020 also caused our gross loss and loss adjustment expenses to increase significantly from the prior year. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $10 million for all perils and we retain $3 million as a vertical co-participation in selected layers of our reinsurance program. Effective June 1, 2020, our reinsurance coverage exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2020, we had $103.0 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

Many reinsurance companies have begun to exclude certain coverages from, or alter terms in, our reinsurance contracts with them. As a result, we, like other insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

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

We run many model simulations to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

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

The current Pandemic has caused significant disruption in the global and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school closures, reduction in business activity, increased unemployment, supply chain interruptions, and overall economic and financial market instability. There continue to be significant reported cases of infected individuals throughout the United States and globally. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

●	employees contracting COVID-19;
●	reductions in our operating effectiveness as our employees work from home;
●	unavailability of key personnel necessary to conduct our business activities;

●	volatility in financial markets that could materially affect our investment portfolio valuations and returns;
●	government mandates and/or legislative changes, including premium grace periods and presumed Pandemic compensability for all or certain insured groups;
●	increases in frequency and/or severity of compensable claims;
●	increased credit risk;
●	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
●	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 56% and 19% of our gross written premiums, respectively, for the year ended December 31, 2019 and 48.1% and 21.3% of our gross written premiums, respectively, for the nine months ended September 30, 2020. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential

Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $148.6 million or 59.0% of our gross written premiums for the year ended December 31, 2019 and $140.4 million or 54.4% for the nine months ended September 30, 2020. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Certain new, proposed or potential industry or legislative developments could further increase competition in our industry. These developments include:

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

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Integration of new third-party software or modifications to our existing third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $45.0 million as of September 30, 2020.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners (“NAIC”), the Oregon Division of Financial Regulation and the California and Arizona Departments of Insurance.

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

Our investment portfolio could also be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widenings caused by economic downturns from pandemics or other events. Severe economic downturns could cause impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

If states increase the assessments that we are required to pay, our business, financial condition and results of operations would suffer.

Certain jurisdictions in which PSIC is admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in insurance guaranty associations. These organizations pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. They levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. States may also assess admitted companies in order to fund their respective department of insurance operations. Some states permit member insurers to recover assessments paid through full or partial premium tax offset or in limited circumstances by surcharging policyholders.

PSIC is licensed to conduct insurance operations on an admitted basis in 27 states and has applied for state approval for licenses in additional states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $1.1 million in 2018, $14,750 in 2019 and have paid $0.3 million during the nine months ended September 30, 2020. The increase in assessments paid during 2018 was primarily amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

We recently launched our excess and surplus lines insurance product offerings via our recently formed surplus lines subsidiary, PESIC. The excess and surplus market is highly competitive and many of our competitors are better capitalized and have a longer history in the market. While we believe that the underwriting acumen and market expertise we have established through our admitted insurance company, PSIC, can be applied to the surplus lines market as well, there can be no assurances that we will be successful in accurately analyzing risks and scaling a profitable operation in the excess and surplus market. If we are unable to underwrite profitably in the excess and surplus market, our business and future prospects may be adversely impacted.

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

We may not be successful in complying with these requirements, and compliance with them could materially adversely affect our business. These requirements increase our costs and may cause us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

In addition, if we fail to implement and maintain the required controls with respect to our internal accounting and audit functions, our ability to report our results of operations on a timely and accurate basis could be impaired. If we do not implement the required controls in a timely manner or with adequate compliance, we may be subject to sanctions or investigation by regulatory authorities, such as the SEC or Nasdaq. Any such action could harm our reputation and the confidence of our investors and customers and could negatively affect our business and cause the price of our shares of common stock to decline.

We are required by Section 404 of the Sarbanes-Oxley Act to evaluate the effectiveness of our internal control over financial reporting. If we are unable to achieve and maintain effective internal controls, our operating results and financial condition could be harmed and the market price of our common stock may be negatively affected.

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting. Although we currently qualify as an emerging growth company, we will become a large accelerated filer on December 31, 2020. As such, our auditor will be required to attest to the effectiveness of our internal control over financial reporting beginning with our 2020 Annual Report on form 10-K. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Exchange Act.

During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404(b) of Sarbanes-Oxley. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

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

Palomar Holdings, Inc.

Date: November 13, 2020	By:	/s/ Mac Armstrong
Mac Armstrong
Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2020	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)