Form 10-K
period 2020-12-31
Palomar Holdings, Inc.
filed 2021-03-09
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒     No  ☐

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2020 was approximately $2,053,685,544.

Number of shares of the registrant’s common shares outstanding at March 5, 2021: 25,570,868

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2021 annual meeting of stockholders (the "2021 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2021 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1.  Business

Who We Are

We are a rapidly growing and innovative insurer focused on providing specialty insurance to residential and commercial customers. Our underwriting and analytical expertise allow us to concentrate on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, hurricane and flood insurance. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and non-admitted insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and partnerships with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe reduces earnings volatility and provides appropriate levels of protection from catastrophic events. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $354.4 million for the year ended December 31, 2020, which reflects a compound annual growth rate of approximately 66%. For the year ended December 31, 2020, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 87% overall across all lines of business, providing strong visibility into future revenue.

In February 2014, PSIC was awarded an “A−” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In April 2020, A.M. Best affirmed the “A−” rating for PSIC and affirmed our “A−” group rating for Palomar Holdings, Inc. (“PHI”). In July 2020, PESIC was also awarded an “A−” rating by A.M. Best. These ratings reflect A.M. Best’s opinion of our financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

We received regulatory approval for PESIC during the second quarter of 2020 and capitalized PESIC with approximately $100 million in initial surplus. PESIC is domiciled in the State of Arizona and licensed in Arizona to transact across all our existing lines of business. We believe that the underwriting acumen and market expertise we have established in the admitted insurance market is also applicable to the non-admitted market (also known as the “surplus lines” or “E&S” market), and that PESIC enables us to serve certain risks that our admitted products cannot currently satisfy. We began writing E&S business on a national basis during the third quarter of 2020.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

Our Business

Our management team founded our company to address unmet needs that we perceived to exist in certain specialty insurance markets. These markets have primarily been served by either large generalist insurance companies and state-managed entities applying “one-size-fits-all” pricing and policy forms across broad geographies, or by surplus lines companies. We sell both admitted and surplus lines products. For our admitted products, the rates and policy forms have been approved by the insurance department of each state in which we sell our policies thus providing a further level of security to policyholders through our backing from state guaranty funds. As a result, our admitted products typically charge lower taxes and fees than alternatives sold by surplus lines carriers. We believe that for our personal lines products, both our customers and distribution partners prefer the ease of use and security of admitted products with flexible coverages. As a result of the third quarter 2020 launch of PESIC, our surplus lines insurance company, we also have the ability to write surplus lines policies for risks that our admitted products cannot satisfy. As the E&S market does not involve the same level of regulation and required approvals as the admitted market, PESIC enables us to react quickly to changing market conditions.

We believe that we can generate superior risk-adjusted returns through underwriting which better reflects our customers’ underlying risk by applying a more granular approach to pricing than what is typically offered by standard carriers. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to be the 3rd largest earthquake insurer in the state of California and the 5th largest earthquake insurer in the United States. We continue to experience growth and profitability across our other lines of business.

Our primary lines of business include: Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Commercial All Risk, Hawaii Hurricane, Inland Marine and Residential Flood. We seek to write a diverse mix of business by loss exposure, customer type and geography in order to mitigate the potential impact of any single catastrophe event, reduce our cost of reinsurance, and position us to capitalize on emerging market opportunities. The following table outlines our primary lines of business and the market opportunities that they address:

Risk	Opportunity	Palomar Lines of Business

Earthquake

●     Competitors’ products have limited options and are priced in broad territorial zones.

●     Earthquake is an optional coverage that many property owners choose not to purchase due to the high price and limited coverage options.

●     Our Residential and Commercial Earthquake products are priced at a granular level and offer flexible product features.

●     Our Earthquake products seek to expand the earthquake insurance market by attracting buyers who may not otherwise acquire protection.

●     Our Residential products are primarily admitted and backed by state guaranty funds, which we believe makes them easier to sell.

Wind

●    We identified specific hurricane-exposed geographic markets in the Southeastern United States with limited homeowners and commercial property insurance product offerings due to the perceived risk of windstorms.

● Our Specialty Homeowners products are offered in markets that we identified through detailed analysis of pricing dynamics and historical loss ratios.

●     Our Commercial All Risk products are based on technical analysis (including a proprietary risk pricing methodology) developed to identify a subset of target occupancies that we believe enables us to select and price risk appropriately.

Hawaii Hurricane	● There are a limited number of highly rated insurers writing standalone residential hurricane business in Hawaii.	● Our Hawaii Hurricane products are preferred by local retail agents due to our “A−” rating and our easy to use technology platform.
	● Coverage is required for homeowners that carry a mortgage for their homes in the state of Hawaii.	● Coverage is only provided for named hurricanes, which eliminates our exposure to attritional losses.

Inland Marine	● Many admitted inland marine carriers avoid markets with perceived exposure to windstorms and earthquakes.	● Our Inland Marine products utilize a technical risk pricing methodology that we believe enables us to select and price risk appropriately.
Residential Flood

●     We believe the current private market flood product offerings are scarce and outdated.

●     Our primary flood competitor is the National Flood Insurance Program (“NFIP”), which caps dwelling coverage at $250,000 and prices risks using broad territorial zones.

●     Our Residential Flood products offer property coverage up to $5 million and price risk at the specific geocode level.

●     Our Residential Flood products also provide broader coverage than the NFIP and have a more streamlined approval process with no required elevation certificate or waiting period.

Since our founding, we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all of our premiums were related to earthquake insurance. For the year ended December 31, 2020, 56% of our gross written premiums were related to earthquake insurance. For the same time period, 60% of our gross written premiums were attributable to personal lines and 40% of gross written premiums were attributable to commercial lines business. For the year ended December 31, 2020, non-earthquake related premiums grew 87% while earthquake related premiums grew 18% versus the prior year.

Our principal insurance subsidiary, PSIC, is licensed in 32 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. Currently, California and Texas represent our largest exposures with 49% and 19% of our gross written premiums for the year ended December 31, 2020, respectively. Our business strategy is to continue diversifying our book of business by extending our geographic reach and expanding our product portfolio. The following charts illustrate our business mix by product, residential versus commercial markets, and geography for the year ended December 31, 2020:

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write, and we ensure that the risk characteristics of business assumed through our channel partnerships are consistent with our underwriting of direct business. Our systems enable us to underwrite all of our personal lines business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. For example, our 2016 Residential Earthquake rate and policy form filing with the Washington State Office of the Insurance Commissioner has over 20,000 distinct pricing zones that take into account nuanced regional differences in soil types, liquefaction potential and distance from known faults. In contrast, we believe most competing earthquake insurance rate filings in Washington are based on broad territorial pricing zones across the entire state. With our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. Because the data we collect through our underwriting process is highly granular, we are able to utilize detailed portfolio analytics to actively manage aggregation of policies and to ensure an appropriate dispersion of risks across our full portfolio.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can better serve these markets than our competitors. Furthermore, we are able to expand our markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown to become the 3rd largest earthquake insurer in California and the 5th largest earthquake insurer in the United States. In markets with similar characteristics, we are experiencing growth and profitability across our other lines of business. We believe that our focus on addressing the needs of underserved specialty markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers flexible features that are not typical of standard products in our markets. By offering our customers the ability to choose deductibles and other a la carte coverage options, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our admitted products have been approved by individual state regulators and have been supported by proprietary pricing models since inception, we believe that these products are not easily replaceable, particularly by existing carriers who would face the burden of gathering data, building new models and revising existing rates and policy forms with regulators. Finally, our policy forms and ratings methodology provide us with significant flexibility to manage coverage options and pricing. For the year ended December 31, 2020, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and 87% overall across all lines of business, providing strong visibility into future revenue.

Product offerings in both the admitted and surplus lines markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 32 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents prefer the sale of admitted products. For certain risks which our admitted products cannot satisfy, we offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having surplus lines offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

Analytically driven, disciplined and scalable underwriting. Our underwriting approach combines decades of specialized underwriting experience of our management team with sophisticated, customized modeling tools we have developed that utilize extensive geospatial and actuarial data across all of our lines of business. Our proprietary models enable automated pricing of risks at the geocode or ZIP code level, in contrast to our competitors who we believe use less granular analytics and more manual underwriting processes. For example, our Residential Flood products underwrite risks at the distinct address level compared to the broader pricing zones of the NFIP product offerings. Our analytical pricing framework is embedded in all facets of our business and is incorporated into our filings, pricing, underwriting and risk management. We believe that our analytically-driven underwriting approach has been the foundation of our ability to generate attractive risk-adjusted underwriting margins.

Multi-channel distribution model. Our open architecture distribution framework allows us to attract and underwrite business from multiple channels. We work with a wide variety of retail agents, program administrators, and wholesale brokers. We serve over twenty insurance companies as a specialty partner either by issuing companion policies or providing reinsurance for their in-force risks that fit our strict underwriting parameters. The breadth and flexibility of our distribution model allows us to generate premium from many different parts of the insurance ecosystem and to rapidly take advantage of changing market conditions.

Sophisticated and conservative risk transfer program. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss would be capped at $11 million, equivalent to approximately 3.0% of our total stockholders’ equity as of December 31, 2020, inclusive of any amounts retained through our Bermuda reinsurance subsidiary. While we select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. In addition, at each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time. In addition to the magnitude of coverage, we believe our reinsurance program provides us with significant protection and stability during potential periods of multiple severe catastrophes or market volatility due to our use of aggregate reinsurance protection as well as features such as prepaid reinstatements and expanded coverage windows for catastrophe events and our diverse panel of more than 90 highly rated reinsurers and capital markets investors. Given that our reinsurance purchases are driven primarily by our peak zone earthquake exposure, as we scale and diversify our book of business into uncorrelated geographies and perils, we have been able to secure multi-peril coverage that reduces the cost of reinsurance per dollar of risk.

Emphasis on the use of technology and analytics across our business. As a recently formed insurance company, we have built a proprietary operating platform that employs best practices derived from our management team’s extensive prior experience. Our technology platform is not burdened by outdated legacy technology and process which may be utilized by older insurance companies. In building our platform, we have emphasized automated processes that use granular data and analytics consistently across all aspects of our business. Our internally developed Palomar Automated Submission System (“PASS”) acts as our interface with retail agents and wholesale brokers. PASS serves as the conduit to our policy administration system that integrates policy issuance, underwriting, billing and portfolio analytics. Our platform enables us to rapidly quote and bind policies via automated processing, and also to run detailed risk-management analytics for internal and external constituents including distribution partners, carrier partners and reinsurers. We believe that this real-time access to data and analytics provides us with an advantage in distributing our products, managing our risk, and purchasing reinsurance.

Entrepreneurial and highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our management team members such as Mr. Armstrong, Heath Fisher, our President and Co-Founder, and Chris Uchida, our Chief Financial Officer, have a long history of working together. For example, while at Arrowhead, Mac Armstrong worked closely with Chris Uchida, who served as Executive Vice President and Chief Accounting Officer of Arrowhead. As owners of approximately 4.6% of our outstanding common stock as of December 31, 2020, we believe our management team has closely aligned interests with our stockholders. Additionally, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from their prior roles working in insurance and financial services companies.

Our Strategy

We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We primarily compete in lines of business and states that represented over $55 billion in total written premiums during 2019. By comparison, we generated $354.4 million of gross written premiums for the year ended December 31, 2020. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage.

Extend our geographic reach and product portfolio. Our admitted insurance company, PSIC, is licensed in 32 states that represented over $43 billion in total written premiums in our primary lines of business during 2019, while our E&S company competes in lines of business and states that represented an additional $12 billion in total E&S written premiums during 2019. We continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit through expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2020 and 2019, our adjusted return on equity was 3.0% and 24.1%, respectively, with our results for the most recent year reflecting profitability in spite of losses sustained by several severe weather events. Additionally, we will look to achieve industry leading combined ratios to ensure we are achieving attractive risk-adjusted returns. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

Maintain a diversified book of business. We currently write a book comprised primarily of specialty insurance that is diversified by underlying loss exposure, customer type and geography. Our major product lines and exposures are uncorrelated, such that events contributing to a loss in one line of business are unlikely to generate material losses in our other lines of business. The diversification of our book of business improves our risk-adjusted returns, reduces our reinsurance cost per dollar of premium, insulates us from swings in any single insurance or reinsurance market, and allows us to capitalize on market shifts opportunistically. As we grow, we intend to maintain a diversified book of business to continue to capitalize on these advantages.

Pursue new opportunities via our surplus lines company. Our surplus lines company, PESIC, began writing business in the third quarter of 2020. Our current strategy with our surplus lines company primarily involves addressing segments of our core markets, such as commercial lines insurance, where the flexibility of premium rates and forms is better suited to the market. Our surplus lines company is licensed to write on a national basis and we intend to use it to grow our national footprint including through partnerships with program administrators that target national account business.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income by underwriting on behalf of other insurance companies and through the use of quota share reinsurance treaties whereby third party reinsurers pay us a ceding commission in order to access attractive pools of risk. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk-adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business and supports our ability to meet obligations to our policyholders and other constituents, and generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to help ensure that we are adequately protected against potential severe or frequent catastrophe losses. Our goal is to protect our earnings by constructing a reinsurance program that mitigates losses and ensures profitability in spite of potential catastrophic activity. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants in an effort to maximize our risk-adjusted returns.

Strengthen and harness our strong and growing capital base. The markets we currently serve are capital intensive, and as a recently established entrant, we compete with larger, more longstanding insurers. Nevertheless, we were awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best at our formation, which we believe has been a source of competitive differentiation in certain markets where we operate. As we continue to demonstrate profitable operations and generate additional equity, we believe we will have access to more distribution sources, particularly in commercial lines insurance, that may have been reluctant to refer business to us earlier in our operating history.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to apply technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point of sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, embeds us within their systems, and facilitates real-time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third-party technology assets, which deepen our competitive advantage, strengthen our operations and improve our returns.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we (i) implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation. We were initially capitalized by Genstar capital (“Genstar”), a private equity firm with a focus on the financial services sector, as well as our management team. After our April 2019 initial public offering (“IPO”), Genstar gradually exited its ownership interest in us. As of June 30 2020, Genstar no longer held any ownership interest in us.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 32 states as of December 31, 2020. PSIC was formed in February 2014. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd.(“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance support exclusively to PSIC. In August 2015, we incorporated Prospect General Insurance Agency, Inc. (“PGIA”), formed to underwrite specialty insurance products on behalf of third-party insurance companies. During 2020, we received regulatory approval for and capitalized PESIC with approximately $100 million in initial surplus. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across all our existing lines of business.

Our Structure

Our entities are structured are follows:

Our Products

We provide personal and commercial specialty insurance products in our target markets. With the goal of giving customers better options, we designed an analytical framework to create flexible, admitted products with innovative coverages and pricing that we believe better reflects the underlying risk. Using this framework, we initially introduced residential and commercial earthquake products in 2014 and have subsequently expanded our product portfolio to cover multiple specialty risks in several regions of the United States. We have grown our business by entering markets that demonstrated one or more of the following attributes: (i) have loss characteristics, including limited attritional losses, similar to our initial earthquake product, (ii) can benefit from our technology platform, data analytics and customer centric products, and/or (iii) allow us to leverage our existing underwriting talent, reinsurance expertise and/or distribution relationships.

Our primary insurance products include Residential and Commercial Earthquake, Commercial All Risk, Specialty Homeowners, Inland Marine, Hawaii Hurricane and Residential Flood. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Our largest exposure remains in the state of California and we have expanded to address regions including the New Madrid Seismic zone in the Midwestern United States, wind-exposed markets in the southeastern United States and in the state of Hawaii. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 32 total states.

The following table shows our gross written premium by state for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$172,765	48.8%	$141,743	56.3%	$82,119	53.0%
Texas	67,974	19.2%	44,087	17.5%	32,568	21.0%
Hawaii	16,398	4.6%	11,851	4.7%	8,128	5.2%
Washington	14,328	4.0%	9,607	3.8%	5,658	3.7%
North Carolina	11,143	3.1%	3,894	1.5%	1,568	1.0%
Oregon	10,038	2.8%	7,396	2.9%	5,286	3.4%
South Carolina	9,196	2.6%	6,185	2.5%	3,208	2.1%
Mississippi	7,461	2.1%	4,769	1.9%	2,585	1.7%
All other states	45,057	12.8%	22,429	8.9%	13,771	8.9%
Total Gross Written Premiums	$354,360	100.0%	$251,961	100.0%	$154,891	100.0%

We believe that maintaining a balanced book of personal and commercial lines business is beneficial. For example, while our Residential Earthquake products experience higher premium retention rates, our Commercial Earthquake products provide more flexibility on pricing, which enables us to increase premium rates more quickly when market conditions accommodate price increases. For the year ended December 31, 2020, 60% of our gross written premium consisted of personal lines business and 40% of gross written premium consisted of commercial lines business, compared to 71% personal lines business and 29% commercial lines business during the year ended December 31, 2019. The following table shows gross written premium (“GWP”) by product line for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020		2019		2018

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$140,934	39.8%	$130,473	51.8%	$81,679	52.7%
Commercial Earthquake	58,890	16.6%	38,741	15.4%	20,946	13.5%
Commercial All Risk	53,933	15.2%	30,358	12.0%	14,338	9.3%
Specialty Homeowners	49,849	14.1%	32,788	13.0%	27,680	17.9%
Inland Marine	15,423	4.3%	2,465	1.0%	—	—%
Hawaii Hurricane	13,824	3.9	10,764	4.3	8,128	5.2
Residential Flood	8,176	2.3%	5,216	2.1%	2,120	1.4%
Other	13,331	3.8%	1,156	0.4%	—	—%
Total Gross Written Premiums	$354,360	100.0%	$251,961	100.0%	$154,891	100.0%

Premium Retention Rates

Our products demonstrate strong renewal rate trends, which we believe are an indication of the distinctive value we provide to insureds and which provide visibility into future earned premium.

The following table shows our renewal retention by product for the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020	2019
Average monthly premium retention by product:
Residential Earthquake	93%	94%
Commercial Earthquake	83%	85%
Commercial All Risk	87%	89%
Specialty Homeowners	79%	74%
Hawaii Hurricane	97%	97%
Residential Flood	89%	89%

Residential Earthquake

We offer Residential Earthquake products in 17 states on an admitted basis and nationwide on an E&S basis. Our products insure against damage to the home, contents and any appurtenant structures, and reimburse for temporary housing costs in the event of an earthquake. We design our products to provide agents and policyholders with coverage flexibility, including a full range of deductible options and the ability to tailor limits to a customer’s individual preferences. We aim to sell our products to buyers who may not have previously purchased earthquake coverage. We believe that our pricing model is a distinctive feature of our product offering. Using data from industry-leading catastrophe models we are able to evaluate and accurately price exposures at the ZIP code or geocode level based on characteristics particular to the risk. For example, we believe competing earthquake insurance products in California are commonly based on broad territorial pricing zones that do not take into account regional differences in soil types, liquefaction potential and include little price differentiation between risks with varying proximity to known faults. Our ability to divide geographies into highly resolute grids, or ZIP codes, and price according to more detailed information relating to the exposure allows us to obtain a more appropriate rate for the risk, and often allows us to offer rate relief, particularly in low risk areas that historically have low earthquake insurance penetration. We write policy limits up to $15 million; all policies involve automated underwriting and lower limit policies are issued via automated processing.

Commercial Earthquake

We offer Commercial Earthquake products, commonly known as “Difference in Conditions” policies, in 16 states on both an admitted and E&S basis. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is typically less than 15% of the total insured value (“TIV”). We attempt to avoid risks where the contents are hard to value or represent a disproportionate percentage of the value. We write policy limits up to $25 million with the ability to serve larger accounts through the use of facultative reinsurance.

Commercial All Risk

We offer Commercial All Risk insurance on a surplus lines basis nationwide and, prior to the fourth quarter of 2020, on an admitted basis in Alabama, Georgia, Louisiana, Mississippi, North Carolina, South Carolina, and Texas. The All Risk policy covers the perils of fire and wind, with wind including hurricane, tornado, and hail storm. For additional premium, the policy can include the peril of earthquake. We believe we occupy a unique position in the market given our ability to generate location level pricing informed by windstorm exposure. We target occupancy types including homeowner’s associations, retail stores, hotels, motels and office buildings.

Specialty Homeowners

Our Specialty Homeowners product provides admitted insurance coverage to homeowners in wind-exposed coastal regions. We sell homeowners coverage through our distribution partners in certain counties in Alabama, Louisiana, Mississippi, New Jersey, North Carolina, South Carolina, Rhode Island, and Texas. We believe that the homeowners insurance market on a national level is highly competitive but that there are specific geographic markets with attractive return potential that many insurance companies avoid due to windstorm exposure. For example, our Texas program focuses on counties that face lower frequency windstorm exposure rather than higher frequency exposure to tornado and hail perils experienced by inland counties. Similarly, our programs in Alabama, Mississippi and North Carolina target newer construction in areas no closer than a quarter mile from the coast, which we believe optimizes the catastrophe premium we are able to price into the risk while minimizing the relative exposure.

Hawaii Hurricane

We offer admitted residential property coverage for named hurricanes in the state of Hawaii. This is a required coverage for homeowners that carry a mortgage on their properties in the state. Similar to our residential earthquake product, insureds have the ability to tailor limits to their preferences. The policies we write only trigger coverage if wind damage occurs while the insured risk is in a county that is under a hurricane watch or warning as deemed by the Pacific division of the National Weather Service. Coverage only remains in effect for a period of 72 hours after the hurricane watch or warning expires. Therefore, there is no exposure to attritional losses with this product. We believe our products are preferred by local retail agents due to our “A−” (Excellent) (Outlook Stable) rating by A.M. Best. We write policy limits up to $15 million; all policies involve automated underwriting and policies under $5 million in limit are issued via automated processing.

Inland Marine

Our Inland Marine division currently offers Builder’s Risk, Contractor’s Equipment, Motor Truck Cargo, and Miscellaneous Floaters coverage on an admitted and E&S basis. Our Builder’s Risk policy covers buildings under construction against the perils of fire and wind, with wind including hurricane, tornado, and hail storm. For additional premium the policy can include the peril of earthquake. We write policy limits up to $10 million for various construction and occupancy types. Our Contractor’s Equipment policy covers owned, rented, and employee tools on a single policy and offers policy limits up to $500 thousand for any single piece of equipment. Our Motor Truck Cargo policy is designed for intermediate and long-haul carriers with coverage extending to full and half loads as well as coverage for property at terminals in transit. We write policy limits up to $500 thousand for any single loss. Our Miscellaneous Floaters policy covers personal property and equipment that can be either stationary or in transit but excludes contractor’s equipment. We write policy limits up to $500 thousand for any single item.

Residential Flood

We provide admitted residential flood products under the Flood Guard brand in 11 states across the United States. Our products primarily compete against those of the NFIP, which caps dwelling coverage at $250,000 and prices risk using broadly defined zones. We offer higher limits than the NFIP and price risk at the specific geocode level having developed detailed granular models of all current markets in partnership with a leading national catastrophe modeling agency. Furthermore, due to our proprietary pricing grid models we eliminate the need for a waiting period or an elevation certificate prior to binding and issuance of policies. We write policy limits up to $5 million, all of which involve automated underwriting and are issued via automated processing.

Other

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk-adjusted returns. Additional product offerings we have developed include: Assumed Reinsurance, Commercial Flood, Real Estate Errors & Omissions and Real Estate Investors. We believe these product offerings share the same attributes as our existing markets and offer a similar opportunity to generate profitable underwriting revenue.

Marketing and Distribution

We market and distribute our products through a multi-channel, open architecture distribution model which includes retail agents, wholesale brokers, program administrators and carrier partnerships. We have well-defined underwriting criteria and have designed our distribution model to access our targeted risks through what we believe to be the most efficient channels.

Retail Agents: We primarily distribute our personal lines products through retail agents. We believe that retail agents are an important pillar of our distribution model due to the high retention rates and rate stability that we are able to achieve with policies sold through this channel. We believe this outcome is a result of the distinctive offering we provide agents with flexible products that are preferred by end consumers and are easier for agents to sell. In many cases, we provide agents with direct access to our policy management system that enables them to quote, bind and issue policies in a matter of minutes. We believe this ease of use and quick speed-to-quote serves as a competitive advantage.

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

Program Administrators: Within select lines of business, we partner with program administrators in order to harness the efficiency and scale of their existing marketing and distribution infrastructures. Generally, all policies bound by our program administrators are pre-underwritten using our pricing models which have been programmed into the policy administration system of each partner. For business that is not automatically underwritten, we set strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis. Most notably, for our Value Select Residential Earthquake products, we have a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. Under this agreement, which accounts for $110.1 million of our gross written premiums for the year ended December 31, 2020, we conduct product development and underwriting while our program administrator manages a base of over 1,000 retail agents who individually bind policies through PASS or an internal system which automatically applies our pricing and underwriting guidelines to new policies, and is subjected to our disciplined risk management. The fees payable by us to Arrowhead under the agreement are based upon our premiums written in each state. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. In addition, our Specialty Homeowner products are sold through program administrators with local expertise in their respective markets and that participate in the economics of produced business through risk sharing agreements, which we believe strengthens the alignment of interests toward generating underwriting profit. Finally, we have partnered with several program administrators that focus on specific areas of the E&S market as we pursue the growth of PESIC, our surplus lines insurance carrier.

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner in order to transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2020, we had partnerships with over twenty insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business, typically Residential Earthquake, in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on their paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business. We intend to pursue additional carrier partnerships in the future including those that involve PESIC, our E&S company.

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

Personal lines policies are issued via automated underwriting and account for approximately 60% of our gross written premium for the year ended December 31, 2020. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts lower in limit via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

Since commercial lines risks involve additional complexity and do not lend themselves to highly automated underwriting, we use our customized operating platform to evaluate individual risk and to quote business efficiently. We regularly audit data gathered during our underwriting process to determine the accuracy of rating information and risk pricing. For example, we often inspect properties as part of our underwriting process to discover any unrepaired damage and identify any other conditions that affect the insurability of the property. Additionally, we continue to assess the use of new technology enabled tools to assist us with inspections and other components of the underwriting process.

Ongoing risk management of our portfolio in aggregate is a critical component of our underwriting process. We use third-party catastrophe modeling software to evaluate our ongoing risk exposure. We regularly review the output of these models to evaluate the geographic spread of our risk, including the evaluation of AAL and PML by line of business and for the portfolio as a whole. This review enables us to monitor our exposure to correlated risks and optimize the design and pricing of our reinsurance program including the purchase of appropriate reinsurance coverage.

Claims Management

Given the low frequency nature of the primary perils that we insure, we outsource our claims handling infrastructure to third-party administrators (“TPAs”) to eliminate the expense associated with maintaining full time dedicated claims personnel. We currently contract with multiple TPAs to reduce our reliance on any single TPA, as well as to benefit from expertise of individual vendors in specific lines of business. Our management team, led by our Senior Vice President of Legal, Compliance and Claims, is responsible for overseeing our TPAs, including the management of loss reserves, event preparation, settlement, arbitration, and mediation. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

In the case of a catastrophe event, our technology infrastructure and data analytics enable us to identify potentially affected policies immediately and begin assisting our customers by notifying our TPAs, our reinsurance partners and other potentially impacted parties. A network of TPAs improves our ability to mobilize claims adjusters immediately to the areas where our customers are most affected and helps insulate us from the “demand surge” following a catastrophe event. In order to prepare for a potential catastrophe event, we run simulations and work closely with our TPAs to ensure there are dedicated desk and field adjusters to handle the volume of claims that would be expected in each loss scenario. Using each earthquake and hurricane scenario, we project losses and identify an individualized and optimal catastrophe response plan for each event.

We review claims files and claims reports from our TPAs for accuracy and reasonableness on an ongoing basis. We review all claims received from our TPAs to validate coverage, limits, and deductibles prior to making payment. Additionally, we have certain managerial requirements of our TPAs around notification, reserve approval, payment management, correspondence with insureds, and reports for all claims in excess of the claims analyst’s authority. We also monitor possible litigation and litigation trends associated with our claims.

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

We have a robust program utilizing a mix of traditional reinsurers and insurance linked securities. We currently purchase reinsurance from over 90 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. Our reinsurance contracts include special termination provisions that allow us to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, or whose surplus drops by more than 20%. In addition to limit purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities (“ILS”) market. In May 2017, we closed a $166 million 144A catastrophe bond offering completed through Torrey Pines Re Ltd., a special purpose insurer in Bermuda, that provided fully collateralized protection over a three-year risk period, ending in May 2020. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future.

Our largest single XOL reinsurer comprises 5.4% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Vermeer Reinsurance Ltd (RenaissanceRe Holdings Ltd.)	A+	NR
Houston Casualty Company- UK Branch (Tokio Marine Holdings, Inc.)	A++	AA-
Lloyd's # 1084 - Chaucer Syndicates Ltd (China Reinsurance Corp.)	A	A+
Fidelis Insurance Bermuda Limited	A-	A-
Lancashire Insurance Company Ltd	A	A-
Elementum Re Ltd. fronted by Allianz Risk Transfer	A+	AA-
Fidelis Underwriting Ltd	A-	A-
Axis Specialty Limited	A+	A+
Peak Reinsurance Company Ltd	A-	NR
Munich Reinsurance America, Inc.	A+	AA-

Catastrophe XOL Reinsurance Coverage

Our catastrophe event retention is currently $10 million for all perils and we retain $1 million as a vertical co-participation in selected layers of our reinsurance program that we believe present a compelling risk adjusted return. Our reinsurance coverage exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2020, our first event retention represented approximately 3.0% of our stockholders’ equity.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.” In addition, to provide further coverage against the potential for frequent catastrophe events we have secured $25 million of aggregate XOL reinsurance limit effective April 1, 2021. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate gross loss.

To assess the sufficiency of our catastrophe XOL reinsurance coverage, we continuously quantify our exposure to catastrophes including earthquakes, hurricanes, tornadoes and hail storms. We evaluate and monitor the total policy limit insured for each peril and in each geographic region, and we use third-party catastrophe models to evaluate the AAL as well as the estimated PML at various intervals. Our PML modeling is consistent with standards established by A.M. Best and includes “demand surge,” and loss amplification. To protect against model bias, we perform probabilistic modeling as well as deterministic modeling using a variety of industry models including AIR Touchstone for all perils and regions and RMS RiskLink for all perils and regions.

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. This coverage includes events such as the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, because the PML for each of the historical events is less than $1.4 billion, the amount covered by our current reinsurance program, should an event equivalent to either of these two events or other historical events recur, our hypothetical net loss would be capped at our current net retention of $11 million as demonstrated in the following table:

12/31/20
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$1,024
CA 1994 Northridge M6.7	852
CA 1971 San Fernando M6.7	463
CA 1868 Hayward M7.0	353
NM 1811‑12 sequence M7.8	294
HI 1992 Hurricane Iniki	250
CA 1857 Fort Tejon M7.9	229
CA 1933 Long Beach M6.4	219
NW 1949 Puget Sound M7.1	189

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

Catastrophe XOL Treaty Summary

Our current catastrophe XOL treaty which began June 1, 2020 is summarized below with modeled losses from historical events included for reference based on our in-force portfolio as of December 31, 2020:

Our catastrophe XOL treaty provides total coverage up to $1.4 billion for earthquake events and $600 million for wind events, with this coverage well in excess of the 1 in 250 year PML for each peril. We believe our treaty provides expansive coverage as many of our contracts have features including prepaid reinstatements and expanded coverage windows for earthquake and wind events. We purchase coverage from a mix of traditional reinsurers and collateralized protection from the ILS market, and our reinsurance contracts largely mirror the form of our insurance policies in order to minimize any gaps between the coverage we offer to insureds and the coverage we purchase from reinsurance partners.

In the event of an earthquake or windstorm that impacts our catastrophe XOL treaty, our total available coverage for subsequent earthquake and windstorm events depends on the magnitude of the first event, as we may have coverage remaining from layers that were not previously fully exhausted. In addition, to provide further coverage against the potential for frequent catastrophe events we have secured $25 million of aggregate XOL reinsurance limit effective April 1, 2021. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate gross loss.

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional losses and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission. We purchase program specific reinsurance, consisting primarily of quota share coverage, for our Commercial Earthquake, Commercial All Risk, Specialty Homeowners, Inland Marine and Flood lines of business.

Third-Party Capacity

In order to utilize our internal product development, underwriting and distribution expertise on behalf of third- party insurance companies, we launched an affiliated managing general agent called Prospect General Insurance Agency (“PGIA”) in 2016. During 2020, Prospect General Insurance Agency was renamed to Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”). PGIA is an approved Coverholder by Lloyd’s of London and currently manages our REI program with delegating authority to write on behalf of capacity provided by syndicates at Lloyd’s of London. In 2019, we entered into a new partnership to underwrite commercial flood risk on behalf of affiliates of SCOR SE. While we generate commission and fee income from the sale of REI products, we do not retain any of the underlying risk of losses incurred by those policies. We will continue to develop third-party capacity relationships that support our products.

Technology

Our integrated technology systems form the backbone of our business as they enable us to offer quality and timely service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively. As a recently formed insurance company, we have the benefit of having built a proprietary operating platform that employs the best practices of our management team’s extensive prior experience and that is not burdened by outdated legacy technology and processes. Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of and extending these applications to increase automation and enhance efficiency. We have dedicated in-house software developers as well as external resources, all of whom report to our Chief Technology Officer. Our internally developed PASS provides producers direct access to our retail and wholesale distributed products including Hawaii Hurricane, Residential Earthquake, Residential Flood, and Commercial Earthquake. PASS also serves as the administration system for select policy data and the access point for business written through direct personal lines partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real-time transparency in underwriting and aggregate management. Our software development team develops programing interfaces where applicable so that partner carriers and distribution partners can seamlessly access our system.

Our pricing models are based on the most recent versions of catastrophe models from industry leading vendors and our internal expertise. For certain products where limited models are available, we have worked directly with the vendors to develop proprietary models. We update all of our pricing models as new versions are released, which mitigates our exposure to changes in our business following industry-wide model changes. For personal lines products issued through automated underwriting, our pricing models integrate directly into our policy administration system as well as the systems of program administrator partners. Since our commercial lines products do not lend themselves to highly automated underwriting, we have built a customized operating platform that our underwriters use to evaluate risk and to efficiently quote business. Our custom application platform seamlessly integrates policy administration, billing and maintenance.

We emphasize the use of technology in our analytics and enterprise risk management (“ERM”) operations. Our analytics team, which reports to our Chief Risk Officer, uses multiple catastrophe modeling software applications to evaluate our ongoing risk exposure. Our data analytics enable us to provide real-time reporting of our in-force portfolio to our reinsurers, TPAs and distribution partners on a regular basis and during severe weather events. This reporting combines content from the catastrophe models that we license with internally developed content. Event reporting is an element of our overall ERM framework which monitors our risks and ensures that we have appropriate controls and preparations are in place. Our technology infrastructure is designed to function through any major disruption, with all data stored offsite and employees provided with the resources to work remotely.

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

When a claim is reported and investigated by a claims adjuster, we establish a case reserve for the estimated amount of the ultimate payment after an appropriate assessment of coverage, damages and other information as applicable. The estimate is based on general insurance reserving practices and on the claim adjuster’s experience and knowledge of the nature and value of the specific type of claim. Case reserves are revised periodically based on subsequent developments associated with each claim.

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

We regularly review our loss reserves using a variety of actuarial techniques. We also update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Additionally, our loss reserving is reviewed annually for reasonableness by a reputable third-party actuarial firm. A reserve can be increased or decreased over time as claims move towards settlement, which can impact earnings in the form of either adverse development or reserve releases.

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2017 to	2018 to	2019 to
Accident Year	2017	2018	2019	2020	2018	2019	2020

	(in thousands)
Prior	$43,112	$39,935	$40,667	$40,841	$(3,177)	$732	$174
2018	—	17,667	15,984	14,865	—	(1,683)	(1,119)
2019	—	—	25,127	22,797	—	—	(2,330)
2020	—	—	—	171,470	—	—	—
					$(3,177)	$(951)	$(3,275)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2017 to	2018 to	2019 to
Accident Year	2017	2018	2019	2020	2018	2019	2020

	(in thousands)
Prior	$22,102	$20,211	$20,094	$20,079	$(1,891)	$(117)	$(15)
2018	—	8,166	8,102	7,940	—	(64)	(162)
2019	—	—	5,772	5,885	—	—	113
2020	—	—	—	64,179	—	—	—
					$(1,891)	$(181)	$(64)

Investments

Investment income is an important component of our earnings. We collect premiums and are required to hold a portion of these funds in reserves until claims are paid. We invest these reserves, primarily in fixed maturity investments. Our fixed maturity investment portfolio is managed by Conning and Company, an investment advisory firm that is an experienced manager of insurance company assets, and operates under guidelines approved by our Board of Directors. We believe our investment strategy allows us to eliminate the expense of a treasury department while allowing our management to maintain oversight over the investment portfolio.

In the years that we make an underwriting profit, we are able to retain all investment income. Underwriting losses may require us to dedicate a portion of our investment income or capital to cover insurance claims and expenses.

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents, mutual funds and exchange traded funds. Our fixed maturity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $422.3 million and $239.5 million at December 31, 2020 and 2019 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2020	Value	Fair Value
Fixed maturities:
U.S. Governments	$17,059	4.0%
States, territories, and possessions	6,636	1.6%
Political subdivisions	2,152	0.5%
Special revenue excluding mortgage/asset‑backed securities	41,227	9.8%
Industrial and miscellaneous	245,360	58.1%
Mortgage/asset‑backed securities	85,553	20.3%
Total fixed maturities	$397,987	94.3%
Equity securities	24,322	5.7%
Total investments	$422,309	100.0%

	Fair	% of Total
December 31, 2019	Value	Fair Value
Fixed maturities:
U.S. Governments	$13,679	5.7%
States, territories, and possessions	2,445	1.0%
Political subdivisions	1,942	0.8%
Special revenue excluding mortgage/asset‑backed securities	18,436	7.7%
Industrial and miscellaneous	129,013	53.9%
Mortgage/asset‑backed securities	51,636	21.6%
Total fixed maturities	217,151	90.7%
Equity securities	22,328	9.3%
Total investments	$239,479	100.0%

Our primary investment focus is to preserve capital to support our insurance operations through investing primarily in high quality fixed maturity securities with a secondary focus on maximizing our risk adjusted investment returns. Investment policy is set by our Board of Directors, subject to the limits of applicable regulations.

Our investment policy imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated “A” or higher by Standard & Poor’s or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer and any new asset class must be approved by management and our Board of Directors. Given our existing exposure to property values, notably in the state of California, we have imposed restrictions on municipal obligations in the state of California and CMBS single issuers concentrated in the state of California.

Enterprise Risk Management (“ERM”)

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place, risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (“ORSA”) model developed by the NAIC. These ongoing enhancements include the creation of an executive risk management committee, creation and maintenance of a risk register and regular reporting on risk management.

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

Environmental and Climate Change Matters

Our economic model is closely tied to our coverages for natural disasters and catastrophes. We believe the existing scientific consensus that man-made changes to climate conditions are leading to increases in sea levels and global temperatures, and that the severity and frequency of weather-related natural disasters may increase relative to historical experience. We believe that this increase in severe weather, coupled with currently projected demographic trends in catastrophe-exposed regions, contributes to factors that will increase the average economic value of expected losses, increase the number of people exposed per year to natural disasters and in general exacerbate disaster risk, including risks to infrastructure, global supply chains and agricultural production. In addition to the impacts that environmental incidents have on our business, changes to law and regulation related to climate change could also directly affect our business, including state insurance regulations that could impact the Company’s ability to manage property exposures in areas vulnerable to significant climate driven losses, and possible new requirements that insurers integrate the financial risk of climate change into business operations and governance.

From an underwriting standpoint, we carefully consider the development and deployment of insurance products in coastal areas that may be impacted by rising sea levels, and we incorporate scenarios into our catastrophe modeling that involve elevated sea surface temperatures and other relevant data. From an operations standpoint, our efforts include establishing a standing environmental, social, and governance (“ESG”) committee of the Board of Directors that works with the company to establish and measure progress toward several metrics related to climate change and environmental health. The company considers ESG factors as part of its investment strategy and reviews individual investments to ensure congruence with company goals in this area. We have also made commitments to automate manual or paper-intensive processes and promote the paperless delivery of documents to our policyholders and producers. We will remain proactive in our efforts to evolve our business in response to our changing natural environment.

Competition

The specialty insurance industry is highly competitive. While we currently target underserved markets, some of our competitors have greater financial, marketing and management resources and experience than we do. Our primary competitors include national insurance companies, including American International Group, Inc., Chubb Limited, State Farm Mutual Automobile Insurance Company and Zurich Insurance Group Ltd., as well as specialty insurers such as Zephyr Insurance Company, a subsidiary of Heritage Insurance Holdings, and GeoVera Holdings, Inc. We also compete with the E&S market, including Lloyd’s of London in some of our lines. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority, the National Flood Insurance Program and the Texas Wind Insurance Association. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

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

Human Capital

Overview

We believe our greatest asset is our people. As of December 31, 2020, we employed 122 team members.  During 2020, the COVID-19 pandemic spotlighted the importance of being nimble and supporting the engagement, health, and safety of our workforce. As a result, during 2020 we focused on virtual recruiting and onboarding and retaining our hybrid workforce while keeping them engaged through ongoing communication and a focus on wellness and flexibility.

Diversity and inclusion

During the third quarter of 2020, we formally launched our Diversity, Inclusion, Community Engagement and Equality, or “DICE”, council.  The DICE council is comprised of team members from various departments and backgrounds and advises company leadership on initiatives and best practices on matters of racial and civic equality.

We are committed to increasing diversity within our Company. Currently, approximately 40% of our workforce and 50% of our board of directors are women or people of underrepresented communities. We believe that diversity yields greater creativity and productivity, helps us serve our customers and partners more effectively, and ultimately returns greater value to our shareholders and to the communities in which we do business.

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being.  Our compensation programs include base pay, annual incentive compensation and, in many cases, long-term equity-based compensation. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

In response to the COVID-19 pandemic, most of our team members have been working from home since March 2020. We provide team members a reimbursement to help manage incremental costs associated with remote work. We have implemented safety protocols to protect the health of team members who are working in our offices. We also regularly check-in with team members to assess their mental health and provide a company paid subscription to Headspace, a meditation and wellness application.

Learning and Development

We encourage all team members to take advantage of company-supported training and learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current roles. To support this belief, we provide a $3,000 tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title.

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

Item 1A. Risk Factors

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;
●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 54.0% of our gross written premiums for the year ended December 31, 2020, and such relationships may not continue;
●	There is intense competition for business in our industry;

●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

Risks Related to Our Business and Industry

Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies.

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods and other severe events. Furthermore, the actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost and concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. For example, Hurricane Harvey in August 2017 caused our gross losses and loss adjustment expenses to increase significantly from the prior year and catastrophe losses from multiple storms during the third and fourth quarters of 2020 also caused our gross loss and loss adjustment expenses to increase significantly from the prior year. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $10 million for all perils and we retain $1 million as a vertical co-participation in selected layers of our reinsurance program. Effective June 1, 2020, our reinsurance coverage exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage.

We and our customers could be negatively and adversely impacted by the Pandemic, which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.

The ongoing Pandemic and response thereto have significantly impacted financial markets, businesses, households, and communities and have caused a contraction in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the Pandemic, actions taken and restrictions imposed by the government and health officials in response, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. In addition, the global macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided.

Disruptions to the economy from the Pandemic could cause our customers to have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Policyholders may exaggerate or even falsify claims to obtain higher claims payments. Any of these outcomes would reduce our underwriting income.

We underwrite a significant amount of our commercial insurance policies for businesses such as hotels, motels, retail stores, and professional services. These businesses largely require patrons to generate profits and their ability to serve patrons has been significantly impacted by the Pandemic and restrictions placed on them in response. Prolonged restrictions or ongoing changes in patron behavior as a result of the Pandemic would have a negative adverse impact on these insureds and their revenue streams, which consequently will impact their ability to meet their financial obligations, including purchasing or renewing insurance policies.

In addition, our results of operations depend, in part, on the performance of our investment portfolio. The Pandemic’s impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations.

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $10 million of risk per earthquake or wind event, along with a $1 million vertical co-participation in selected layers, and provide coverage up to $1.4 billion for earthquake events and $600 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2020, we had $104.7 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). In May 2017, we closed a $166 million 144A catastrophe bond offering completed through Torrey Pines Re Ltd., a special purpose insurer in Bermuda, that provided fully collateralized protection over a three-year risk period, ending in May 2020. Although we do not currently have any catastrophe bonds outstanding, we may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. There can be no assurances that we will be able to complete such offerings on acceptable terms, if at all. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our catastrophe coverage through future bond offerings or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2020, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to us. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 49% and 19% of our gross written premiums, respectively, for the year ended December 31, 2020. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $191.3 or 54% of our gross written premiums for the year ended December 31, 2020. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to its broker for payment to us, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from the broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business of a number of our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products, including impacts related to the Pandemic, could have a material adverse effect on our business, financial condition, and results of operations.

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

Our failure to accurately and timely evaluate and pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

In addition, during the fourth quarter of 2020, we purchased the renewal rights of certain Hawaii Hurricane policies from another insurance company. There is no guarantee that current policyholders will renew their Hurricane policies with the us and the ultimate impact of this purchase on our written premiums is uncertain and may be below our expectations.

If we are unable to successfully scale our new excess and surplus insurance company, our business and future prospects may be harmed.

We recently launched our excess and surplus lines (E&S) insurance product offerings via our recently formed surplus lines subsidiary, PESIC. The E&S market is highly competitive and many of our competitors are better capitalized and have a longer history in the market. While we believe that the underwriting acumen and market expertise we have established through our admitted insurance company, PSIC, can be applied to the surplus lines market as well, there can be no assurances that we will be successful in accurately analyzing risks and scaling a profitable operation in the E&S market. If we are unable to underwrite profitably in the E&S market, our business and future prospects may be adversely impacted.

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

Risks related to the Economic Environment

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

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient, nor can we predict the level of disruption that will occur to our employees' ability to continue to provide customer support and service as they work from home. Furthermore, the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the pandemic has subsided, which could negatively impact demand for our insurance products in the future and result in a material adverse effect on our results of operations and financial condition.

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

Our results of operations depend, in part, on the performance of our investment portfolio. We seek to hold a diversified portfolio of investments that is managed by a professional investment advisory management firm in accordance with our investment policy and routinely reviewed by our Board of Directors. Our investments are subject to general economic conditions and market risks as well as risks inherent to particular securities.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $24.3 million as of December 31, 2020.

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

Risks related to Technology

We employ third-party licensed software for use in our business, and the inability to maintain these licenses or problems with the software we license could result in increased costs and reduced operational efficiency and service levels, which would adversely affect our business.

Multiple areas of our business rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Unforeseen issues may arise in third-party software platforms which may have an adverse impact on our operations. Integration of new third-party software or modifications to our existing third-party software may require substantial investment of our time and resources. The inability to integrate or operate third-party software successfully or the inadequacy of third-party software may have a material adverse impact on our operations. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

Risks Related to Laws and Regulations

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

Changes in tax laws as a result of the enactment of tax legislation could impact our operations and profitability.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 32 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $1.1 million in 2018, $14,750 in 2019 and $0.4 million in 2020. The increase in assessments paid during 2018 was primarily amounts assessed by the Texas Windstorm Insurance Association and Texas Fair Plan Association relating to Hurricane Harvey, with such amounts recovered from our reinsurers. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes similar to Hurricane Harvey. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all of our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC and PSRE. State insurance laws, including the laws of Oregon, California, Arizona, and the laws of Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non-disapproval of the insurance regulatory authority in Oregon, California and Arizona is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g) and Arizona Revised Statute 20-481. Under Oregon statute, dividend payments from PSIC are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC and PESIC may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Our success also depends in part on us not infringing on the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. In the future, third parties may claim that we are infringing on their intellectual property rights, and we may be found to be infringing on such rights. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. Even if we were to prevail in such a dispute, any litigation could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

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

In addition to compliance with GAAP on a consolidated basis, PSIC, PESIC, and PSRE are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments, in an effort to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

We incur significant costs as a public company, and our management is required to devote substantial time to complying with public company regulations.

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

These requirements also place significant additional demands on our finance and accounting staff and on our financial accounting and information systems. We must retain accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses. As a public company, we are required, among other things, to:

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Section 404(b) of the Sarbanes-Oxley Act, which requires annual assessments by management of the effectiveness of our internal control over financial reporting beginning with this Annual Report on form 10-K. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Exchange Act.

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

Risks Related to Ownership of Our Common Stock

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

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements because they contain words such as “may”, “will”, “should”, “expects”, “plans”, “anticipates”, “could”, “intends”, “target”, “projects”, “contemplates”, “believes”, “estimates”, “predicts”, “would”, “potential” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans or intentions. These forward-looking statements include, among others, statements relating to our future financial performance, our business prospects and strategy, anticipated financial position, liquidity and capital needs and other similar matters. These forward-looking statements are based on management’s current expectations and assumptions about future events, which are inherently subject to uncertainties, risks and changes in circumstances that are difficult to predict.

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report on Form 10-K as a result of various factors, including, among others:

●	claims arising from unpredictable and severe catastrophe events could reduce our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies;
●	the inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts that are commercially acceptable to us or on terms that adequately protect us;
●	the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
●	we and our customers could be negatively and adversely impacted by The Pandemic;
●	a decline in our financial strength rating adversely affecting the amount of business we write;
●	reinsurance counterparty credit risk;
●	the concentration of our business in California and Texas;
●	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;

●	our reliance on a select group of brokers;
●	the failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
●	unexpected changes in the interpretation of our coverage or provisions;
●	adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, affecting our growth and profitability;
●	the performance of our investment portfolio adversely affecting our financial results;
●	being forced to sell investments to meet our liquidity requirements;
●	extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
●	we may become subject to additional government or market regulation;
●	the possibility that states could increase the assessments that Palomar Specialty Insurance Company is required to pay;
●	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;
●	fluctuation and variance in our operating results;
●	the possibility that we act based on inaccurate or incomplete information regarding the accounts we underwrite;
●	our employees, underwriters and other associates taking excessive risks;
●	our inability to obtain future additional capital or obtaining additional capital on unfavorable terms;
●	the failure of our information technology and telecommunications systems;
●	our inability to protect our trademarks or other intellectual property rights;
●	our inability to maintain, or errors in, our third-party and open source licensed software;
●	the inability to manage our growth effectively;
●	the intense competition for business in our industry;
●	the failure of renewals of our existing contracts to meet expectations could affect our written premiums in the future;
●	our inability to underwrite risks accurately and charge competitive yet profitable rates to our policyholders;
●	the effects of litigation having an adverse effect on our business;

●	changes in accounting practices;
●	our failure to accurately and timely pay claims;
●	legal or regulatory requirements that restrict our ability to access credit score information for purposes of pricing and underwriting our insurance policies;
●	increased costs as a result of being a public company; and
●	the failure to maintain effective internal controls in accordance with Sarbanes-Oxley.

We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, prospects, business strategy and financial needs. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, assumptions and other factors described in the section captioned “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These risks are not exhaustive. Other sections of this Annual Report on Form 10-K include additional factors that could adversely impact our business and financial performance. Furthermore, new risks and uncertainties emerge from time to time and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. We cannot assure you that the results, events and circumstances reflected in the forward-looking statements will be achieved or occur, and actual results, events or circumstances could differ materially from those described in the forward-looking statements.

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

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K with the understanding that our actual future results, levels of activity, performance and achievements may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which such statements are made. We undertake no obligation to update any forward-looking statements after the date of this Annual Report on Form 10-K or to conform such statements to actual results or revised expectations, except as required by law.

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 14,700 square feet of office space for annual rent and rent-related operating payments of approximately $0.7 million. The lease for this space expires in 2024. We also lease office space in various locations throughout the United States which we use for operations and administration.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of March 3, 2021, there were approximately 11 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative our total stockholders.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our U.S. subsidiaries, PESIC and PSIC, and our Bermuda subsidiary, PSRE. State insurance laws, including the laws of Arizona, Oregon and California, and the laws of Bermuda restrict the ability these subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus and restrict dividend payments. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from April 17, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2020.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$500
$400
$300
$200
$100
$0
4/17/19
6/30/19
12/31/19
6/30/20
12/31/20
PLMR
NASDAQ Composite
NASDAQ Insurance

	April 17, 2019	December 31, 2019	December 31, 2020
Palomar Holdings, Inc	$100.00	$265.88	$467.83
Nasdaq Composite Index	$100.00	$112.21	$161.18
Nasdaq Insurance Index	$100.00	$110.88	$111.93

Item 6. Selected Consolidated Financial and Other Data

The following tables present selected consolidated financial and other data as of and for the periods indicated below. This selected data has been derived from our audited consolidated financial statements.

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

	Year Ended December 31,
Selected Operating Data and Key Ratios	2020	2019	2018	2017	2016

	(in thousands except shares and per share data)
Results of Operations:
Gross written premiums	$354,360	$251,961	$154,891	$120,234	$82,287
Ceded written premiums	(155,102)	(108,332)	(82,949)	(46,951)	(29,636)
Net written premiums	199,258	143,629	71,942	73,283	52,651
Net earned premiums	155,068	100,207	69,897	55,545	40,322
Total underwriting revenue (1)	158,363	102,878	72,302	56,733	40,582
Losses and loss adjustment expenses	64,115	5,593	6,274	12,125	7,292
Underwriting income (loss) (1)	(3,877)	8,727	19,847	3,940	5,797
Net income	6,257	10,621	18,219	3,783	6,614
Adjusted net income (1)	8,867	37,879	19,824	3,783	6,614

Per Share Data:
Diluted earnings per share	$0.24	$0.49	$1.07	$0.22	$0.39
Diluted adjusted earnings per share (1)	$0.35	$1.73	$1.17	$0.22	$0.39

Key Financial and Operating Metrics:
Return on equity	2.1%	6.7%	20.9%	5.0%	9.6%
Adjusted return on equity(1)	3.0%	24.1%	22.7%	5.0%	9.6%
Loss ratio	41.3%	5.6%	9.0%	21.8%	18.1%
Expense ratio	61.2%	85.7%	62.6%	71.1%	67.5%
Combined ratio	102.5%	91.3%	71.6%	92.9%	85.6%
Adjusted combined ratio (1)	100.4%	63.3%	69.5%	92.9%	85.6%
Catastrophe losses	$50,986	$—	$5,000	$6,500	$—
Catastrophe loss ratio (1)	32.9%	—%	7.2%	11.7%	—%
Adjusted combined ratio excluding catastrophe losses (1)	67.5%	63.3%	62.4%	81.2%	85.6%
NM-Not Meaningful

(1)	Indicates non-GAAP financial measure; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

	December 31,
Selected Balance Sheet Data	2020	2019	2018	2017	2016

	(in thousands)
Total investments	$422,309	$239,479	$147,391	$125,499	$104,821
Cash and cash equivalents	33,538	33,119	9,525	10,780	9,755
Premium receivable	48,842	36,237	18,633	15,087	11,242
Deferred policy acquisition costs	35,481	25,201	14,052	15,161	10,654
Reinsurance recoverable	104,728	17,255	14,562	14,632	1,543
Ceded unearned premiums	35,031	26,105	18,284	3,175	1,648
Other assets	49,163	18,066	8,687	4,021	5,469
Total assets	729,092	395,462	231,134	188,355	145,132
Accounts payable and other accrued liabilities	20,730	13,555	9,245	6,497	4,259
Reserve for losses and loss adjustment expenses	129,036	16,821	16,061	17,784	4,778
Unearned premiums	183,489	130,373	79,130	61,976	42,710
Ceded premium payable	22,233	11,383	10,607	5,069	1,582
Other liabilities	9,891	4,774	720	1,528	1,721
Long‑term notes payable	—	—	19,079	17,087	16,973
Total liabilities	365,379	176,906	134,842	109,941	72,023
Total stockholders’ equity	363,713	218,556	96,292	78,414	73,109

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read together with the consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this Annual Report on Form 10-K contains “forward-looking statements.” You should review the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for factors and uncertainties that may cause our actual future results to be materially different from those in our forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements.

Overview

We are a rapidly growing and innovative insurer focused on providing specialty insurance to residential and commercial customers. Our underwriting and analytical expertise allow us to concentrate on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, hurricane and flood insurance. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and non-admitted insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and partnerships with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe reduces earnings volatility and provides appropriate levels of protection from catastrophic events. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $354.4 million for the year ended December 31, 2020, which reflects a compound annual growth rate of approximately 66%. For the year ended December 31, 2020, we experienced average monthly premium retention rates above 93% for our Residential Earthquake and Hawaii Hurricane lines and approximately 87% overall across all lines of business, providing strong visibility into future revenue.

In February 2014, PSIC was awarded an “A−” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In April 2020, A.M. Best affirmed the “A−” rating for PSIC and affirmed our “A−” group rating for Palomar Holdings, Inc. (“PHI”). In July 2020, PESIC was also awarded an “A−” rating by A.M. Best. These ratings reflect A.M. Best’s opinion of our financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

We received regulatory approval for PESIC during the second quarter of 2020 and capitalized PESIC with approximately $100 million in initial surplus. PESIC is domiciled in the State of Arizona and licensed in Arizona to transact across all our existing lines of business. We believe that the underwriting acumen and market expertise we have established in the admitted insurance market is also applicable to the non-admitted market (also known as the “surplus lines” or “E&S” market), and that PESIC enables us to serve certain risks that our admitted products cannot currently satisfy. We began writing E&S business on a national basis during the third quarter of 2020.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Update

The COVID-19 Pandemic ("the Pandemic") continues to impact businesses, households, communities, and financial markets.

In response to the Pandemic, we have been taking several actions to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. Since March 2020, the majority of our employees have been working from home and we have put all business travel on hold indefinitely. We have implemented safeguards for employees in critical roles to ensure operational reliability and established safety protocols for employees who interact directly with the public. We also provide employees a reimbursement to help manage incremental costs associated with remote work. In addition, we are taking extra physical security and cybersecurity measures to safeguard our systems to serve the operational needs of our remote workforce and ensure uninterrupted service to our brokers and policyholders. We will continue to operate in this manner for the foreseeable future.

The mandated closures of certain business due to the Pandemic have caused a slowdown in certain sectors of the economy and a corresponding increase in unemployment. We have experienced an increase in the number of business interruption claims related to the Pandemic. Our All Risk and Commercial Earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. Each of our All Risk policies has a virus and/or communicable disease exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We are acknowledging, investigating, assessing and adjudicating each claim received and providing the policyholder requisite consideration.

Our results of operations depend, in part, on the performance of our investment portfolio. During 2020 we experienced volatility in the fair value of our investment portfolio due to unrealized losses and gains on our fixed income securities. The economic impacts of the Pandemic could reduce our net investment income and result in realized investment losses in future periods.

We have not seen a significant change in the growth rate of our gross written premiums since the beginning of the Pandemic. However, adverse events such as health-related concerns about working in our offices, the inability to travel, potential impact on our business partners and customers, and other matters affecting the general work and business environment could harm our business and impact the implementation of our business strategy. The macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided and we cannot anticipate all the ways in which the Pandemic could adversely impact our business in the future.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, most of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

• The occurrence, frequency and severity of catastrophe events in the areas where we underwrite polices relating to these perils;

• The occurrence, frequency and severity of non-catastrophe attritional losses;

• The mix of business written by us;

• The reinsurance agreements we have in place at the time of a loss;

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

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio and investment management expenses. As measured by amortized cost, which excludes changes in fair value caused by changes in interest rates, the size of our investment portfolio is mainly a function of our invested equity capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, and credit losses recognized in earnings.

Income Tax Expense

Currently our income tax expense consists mainly of federal income taxes imposed on our operations. Our effective tax rates are dependent upon the components of pretax earnings and the related tax effects.

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

Results of operations

Year ended December 31, 2020 compared to year ended December 31, 2019

The following table summarizes our results for the years ended December 31, 2020 and 2019:

	Year Ended December 31,			Percent
	2020	2019	Change	Change

	($ in thousands, except per share data)
Gross written premiums	$354,360	$251,961	$102,399	40.6%
Ceded written premiums	(155,102)	(108,332)	(46,770)	43.2%
Net written premiums	199,258	143,629	55,629	38.7%
Net earned premiums	155,068	100,207	54,861	54.7%
Commission and other income	3,295	2,671	624	23.4%
Total underwriting revenue (1)	158,363	102,878	55,485	53.9%
Losses and loss adjustment expenses	64,115	5,593	58,522	1,046.3%
Acquisition expenses	64,041	37,259	26,782	71.9%
Other underwriting expenses	34,084	51,299	(17,215)	(33.6)%
Underwriting income (loss) (1)	(3,877)	8,727	(12,604)	(144.4)%
Interest expense	—	(1,068)	1,068	(100.0)%
Net investment income	8,612	5,975	2,637	44.1%
Net realized and unrealized gains on investments	1,488	4,443	(2,955)	(66.5)%
Income before income taxes	6,223	18,077	(11,854)	(65.6)%
Income tax expense (benefit)	(34)	7,456	(7,490)	(100.5)%
Net income	6,257	10,621	(4,364)	(41.1)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	708	3,007	(2,299)	NM
Stock-based compensation expense	2,167	24,103	(21,936)	NM
Expenses associated with retirement of debt	—	1,297	(1,297)	NM
Expenses associated with catastrophe bond	399	—	399	NM
Tax impact	(664)	(1,149)	485	NM
Adjusted net income (1)	8,867	$37,879	$(29,012)	(76.6)%
Key Financial and Operating Metrics
Annualized return on equity	2.1%	6.7%
Annualized adjusted return on equity (1)	3.0%	24.1%
Loss ratio	41.3%	5.6%
Expense ratio	61.2%	85.7%
Combined ratio	102.5%	91.3%
Adjusted combined ratio (1)	100.4%	63.3%
Diluted earnings per share	$0.24	$0.49
Diluted adjusted earnings per share (1)	$0.35	$1.73
Catastrophe losses	$50,986	$—
Catastrophe loss ratio (1)	32.9%	—%
Adjusted combined ratio excluding catastrophe losses (1)	67.5%	63.3%
NM-Not Meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $354.4 million for the year ended December 31, 2020 compared to $252.0 million for the year ended December 31, 2019, an increase of $102.4 million, or 40.6%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ geographic and distribution footprint, and new partnerships. For commercial products, substantial rate increases also contributed to premium growth.

The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Year Ended December 31,
	2020		2019
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product
Residential Earthquake	$140,934	39.8%	$130,473	51.8%	$10,461	8.0%
Commercial Earthquake	58,890	16.6%	38,741	15.4%	20,149	52.0%
Commercial All Risk	53,933	15.2%	30,358	12.0%	23,575	77.7%
Specialty Homeowners	49,849	14.1%	32,788	13.0%	17,061	52.0%
Inland Marine	15,423	4.3%	2,465	1.0%	12,958	525.7%
Hawaii Hurricane	13,824	3.9%	10,764	4.3%	3,060	28.4%
Residential Flood	8,176	2.3%	5,216	2.1%	2,960	56.7%
Other	13,331	3.8%	1,156	0.4%	12,175	1,053.2%
Total Gross Written Premiums	$354,360	100.0%	$251,961	100.0%	$102,399	40.6%

During the twelve months ended December 31, 2019, we entered two new Residential Earthquake partnerships in which we assumed a total of $7.8 million of unearned premiums. Excluding the impact of these unearned premium assumptions, our Residential Earthquake gross written premiums increased by $18.3 million, or 14.9%.

During the fourth quarter of 2020, we ceased offering Commercial All Risk products on an admitted basis and will only offer them on an E&S basis going forward. This transition will impact the growth rate of our Commercial All Risk line in future periods. In addition, during the fourth quarter of 2020, we purchased the renewal rights of certain Hawaii Hurricane policies from another insurance company. We expect our Hawaii Hurricane written premiums to increase related to this purchase. However, there is no guarantee that policyholders will renew their policies with us and the ultimate impact to our future written premiums is uncertain.

Ceded Written Premiums

Ceded written premiums increased $46.8 million, or 43.2%, to $155.1 million for the year ended December 31, 2020 from $108.3 million for the year ended December 31, 2019. The increase was primarily due to increased excess of loss reinsurance (“XOL”) expense commensurate with growth in exposure. In addition, catastrophe losses occurring in the third and fourth quarters of 2020 caused us to fully utilize portions of our XOL coverage. As a result, we incurred charges of $7.0 million during the fourth quarter of 2020 related to the acceleration of XOL expenses and the purchase and utilization of a backup XOL layer.

Premiums ceded under quota share arrangements also increased due to the growth in written premium lines subject to quota share arrangements. Ceded written premiums as a percentage of gross written premiums slightly increased to 43.8% for the year ended December 31, 2020 from 43.0% for the year ended December 31, 2019. This increase was primarily due to increased XOL expense offset by changes in our quota share agreements in our Specialty

Homeowners and Commercial All Risk lines as we entered into new ceding arrangements on these lines which increased the percentage of premiums we retained.

Net Written Premiums

Net written premiums increased $55.6 million, or 38.7%, to $199.3 million for the year ended December 31, 2020 from $143.6 million for the year ended December 31, 2019. The increase was primarily due to higher gross written premiums, primarily in our Commercial Earthquake, Commercial All Risk, and Specialty Homeowners lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $54.9 million, or 54.7%, to $155.1 million for the year ended December 31, 2020 from $100.2 million for the year ended December 31, 2019 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums. The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2020	2019	Change	% Change

	($ in thousands)
Gross earned premiums	$301,457	$200,521	$100,936	50.3%
Ceded earned premiums	(146,389)	(100,314)	(46,075)	45.9%
Net earned premiums	$155,068	$100,207	$54,861	54.7%

Net earned premium ratio	51.4%	50.0%

Commission and Other Income

Commission and other income increased $0.6 million, or 23.4%, to $3.3 million for the year ended December 31, 2020 from $2.7 million for the year ended December 31, 2019 due primarily to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $58.5 million, or 1,046.3%, to $64.1 million for the year ended December 31, 2020 from $5.6 million for the year ended December 31, 2019. During the year ended December 31, 2020, losses were primarily attributable to catastrophe events occurring during the third and fourth quarters in our Specialty Homeowners and Commercial All Risk lines of business. During the year ended December 31, 2019, losses were primarily attributable to attritional losses in our Commercial All Risk and Specialty Homeowners lines of business and windstorm exposure in Japan through our assumed reinsurance portfolio.

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2020	2019	Change	% Change

	($ in thousands)
Catastrophe losses	$50,986	$—	$50,986	NM
Non-catastrophe losses	13,129	5,593	7,536	134.7%
Total losses and loss adjustment expenses	$64,115	$5,593	$58,522	NM

NM- not meaningful

Our catastrophe loss ratio was 32.9% during the year ended December 31, 2020. Catastrophe losses primarily included losses from Hurricanes Sally, Laura, Hanna and Zeta. We did not experience any catastrophe losses during the year ended December 31, 2019.

Our non-catastrophe loss ratio was 8.5% for the year ended December 31, 2020 compared to 5.6% during the year ended December 31, 2019. Non-catastrophe losses increased due mainly to a higher percentage of business in lines subject to attritional losses such as Commercial All Risk, Specialty Homeowners, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $26.8 million, or 71.9%, to $64.0 million for the year ended December 31, 2020 from $37.3 million for the year ended December 31, 2019. The primary reason for the increase was increased commissions and premium-related taxes due to higher earned premiums. Acquisition expenses as a percentage of gross earned premiums were 21.2% for the year ended December 31, 2020 compared to 18.6% for the year ended December 31, 2019. Acquisition expenses as a percentage of gross earned premiums increased due primarily to lower earned ceding commissions. Earned ceding commissions decreased due to changes in our Specialty Homeowners and All Risk ceding arrangements where we retained a higher percentage of premiums and received less ceding commission as a result. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses decreased $17.2 million, or 33.6%, to $34.1 million for the year ended December 31, 2020 from $51.3 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in expenses relating to unique items. During the prior year, the company incurred significant charges associated with an IPO, tax restructuring, secondary offerings, retirement of debt, and one-time incentive cash bonuses. The company also incurred a stock compensation charge of $23.0 million upon modification of its management incentive plan in the prior year.

Other underwriting expenses as a percentage of gross earned premiums were 11.3% for the year ended December 31, 2020 compared to 25.6% for the year ended December 31, 2019. Excluding the impact of expenses relating to our IPO, tax restructuring, secondary offerings, one-time incentive cash bonuses, stock-based compensation, retirement of debt, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 10.2% for the year ended December 31, 2020 compared to 11.6% for the year ended December 31, 2019. This percentage decreased due to higher gross earned premiums without a proportional increase to expenses.

Interest Expense

Interest expense decreased to zero for the year ended December 31, 2020 from $1.1 million for the year ended December 31, 2019. We redeemed our Floating Rate Notes in May 2019 and did not have any long-term debt during the year ended December 31, 2020 whereas we had outstanding Floating Rate Notes during a portion of the year ended December 31, 2019.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.6 million, or 44.1%, to $8.6 million for the year ended December 31, 2020 from $6.0 million for the year ended December 31, 2019. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2020 due primarily to proceeds from our January and June 2020 stock offerings. The increase from a higher average investment balance was partially offset by lower yields on investments due to a lower interest rate environment in 2020 versus 2019.

Net realized and unrealized gains on investments decreased $3.0 million, to a $1.5 million gain for the year ended December 31, 2020 from a $4.4 million gain for the year ended December 31, 2019. We had a higher balance of equity securities during the prior year period and experienced appreciation on those equity securities during that period. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. Our equity securities are comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2020	2019	Change	% Change

	($ in thousands)
Interest income	$8,554	$5,894	$2,660	45.1%
Dividend income	489	424	65	15.3%
Investment management fees and expenses	(431)	(343)	(88)	25.7%
Net investment income	8,612	5,975	2,637	44.1%
Net realized and unrealized gains on investments	1,488	4,443	(2,955)	(66.5)%
Total	$10,100	$10,418	$(318)	(3.1)%

Income Tax Expense (Benefit)

The company had an immaterial income tax benefit for the year ended December 31, 2020 compared to a $7.5 million expense for the year ended December 31, 2019 primarily because of lower pre-tax income during the year ended December 31, 2020. During the year ended December 31, 2020, our income tax rate differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the year ended December 31, 2019, our income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge incurred upon the modification of our management incentive plan in March 2019.

Year ended December 31, 2019 compared to year ended December 31, 2018

The following table summarizes our results for the years ended December 31, 2019 and 2018:

	Year Ended December 31,			Percent
	2019	2018	Change	Change

	($ in thousands except per share data)
Gross written premiums	$251,961	$154,891	$97,070	62.7%
Ceded written premiums	(108,332)	(82,949)	(25,383)	30.6%
Net written premiums	143,629	71,942	71,687	99.6%
Net earned premiums	100,207	69,897	30,310	43.4%
Commission and other income	2,671	2,405	266	11.1%
Total underwriting revenue (1)	102,878	72,302	30,576	42.3%
Losses and loss adjustment expenses	5,593	6,274	(681)	(10.9)%
Acquisition expenses	37,259	28,224	9,035	32.0%
Other underwriting expenses	51,299	17,957	33,342	185.7%
Underwriting income (1)	8,727	19,847	(11,120)	(56.0)%
Interest expense	(1,068)	(2,303)	1,235	(53.6)%
Net investment income	5,975	3,238	2,737	84.5%
Net realized and unrealized (losses) gains on investments	4,443	(2,569)	7,012	(272.9)%
Income before income taxes	18,077	18,213	(136)	(0.7)%
Income tax expense (benefit)	7,456	(6)	7,462	NM %
Net income	$10,621	$18,219	$(7,598)	(41.7)%
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	3,007	1,110	1,897	NM
Stock-based compensation expense	24,103	—	24,103	NM
Expenses associated with retirement of debt	1,297	495	802	NM
Tax impact	(1,149)	—	(1,149)	NM
Adjusted net income (1)	$37,879	$19,824	$18,055	91.1%
Key Financial and Operating Metrics
Annualized return on equity	6.7%	20.9%
Annualized adjusted return on equity (1)	24.1%	22.7%
Loss ratio	5.6%	9.0%
Expense ratio	85.7%	62.6%
Combined ratio	91.3%	71.6%
Adjusted combined ratio (1)	63.3%	69.5%
Diluted earnings per share	$0.49	$1.07
Diluted adjusted earnings per share (1)	$1.73	$1.17
Catastrophe losses	$—	$5,000
Catastrophe loss ratio (1)	—%	7.2%
Adjusted combined ratio excluding catastrophe losses (1)	63.3%	62.4%
NM- Not Meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

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

	Year Ended December 31,
	2019		2018
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product
Residential Earthquake	$130,473	51.8%	$81,679	52.7%	$48,794	59.7%
Commercial Earthquake	38,741	15.4%	20,946	13.5%	17,795	85.0%
Commercial All Risk	30,358	12.0%	14,338	9.3%	16,020	111.7%
Specialty Homeowners	32,788	13.0%	27,680	17.9%	5,108	18.5%
Inland Marine	2,465	1.0%	—	—%	2,465	NM %
Hawaii Hurricane	10,764	4.3%	8,128	5.2%	2,636	32.4%
Residential Flood	5,216	2.1%	2,120	1.4%	3,096	146.0%
Other	1,156	0.4%	—	—%	1,156	NM
Total Gross Written Premiums	$251,961	100.0%	$154,891	100.0%	$97,070	62.7%
NM- not meaningful

Approximately $19.4 million of the increase to Residential Earthquake premiums was due to a new partnership with a homeowners carrier in which we assumed $6.6 million of unearned premiums and wrote an additional $12.8 million in premiums.

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

The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2019	2018	Change	% Change

	($ in thousands)
Gross earned premiums	$200,521	$137,759	$62,762	45.6%
Ceded earned premiums	(100,314)	(67,862)	(32,452)	47.8%
Net earned premiums	$100,207	$69,897	$30,310	43.4%

Net earned premium ratio	50.0%	50.7%

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

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2019	2018	Change	% Change

	($ in thousands)
Catastrophe losses	$—	$5,000	$(5,000)	NM
Non-catastrophe losses	5,593	1,274	4,319	NM
Total losses and loss adjustment expenses	$5,593	$6,274	$(681)	(10.9)%

NM- not meaningful

During the year ended December 31, 2019, losses were primarily attributable to attritional losses in our Commercial All Risk and Specialty Homeowners lines of business and windstorm exposure in Japan through our assumed reinsurance portfolio. During the year ended December 31, 2018, losses were primarily attributable a $5 million catastrophe loss from Hurricane Florence and attritional losses in our Commercial All Risk and Specialty Homeowners lines of business. Losses decreased during the year ended December 31, 2019 due to a reduction in the severity of weather-related losses.

Our non-catastrophe loss ratio was 5.6% for the year ended December 31, 2019 compared to 1.8% during the year ended December 31, 2018. Non-catastrophe losses increased due mainly to a higher percentage of business in lines subject to attritional losses such as Commercial All Risk, Specialty Homeowners, and Inland Marine and due to losses on our assumed reinsurance portfolio.

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

Other Underwriting Expenses

Other underwriting expenses increased $33.3 million, or 185.7%, to $51.3 million for the year ended December 31, 2019 from $18.0 million for the year ended December 31, 2018. During the year ended December 31, 2019, we incurred increased payroll, professional fees, technology expenses, stock-based compensation and other expenses necessary to support our growth. During the year ended December 31, 2019, other underwriting expenses included a stock compensation charge of $23.0 million related to the modification of our former parent company’s management incentive plan, $0.4 million of expenses associated with our IPO and tax restructuring, a $0.9 million charge related to the write-off of debt amortization costs upon redemption of our Floating Rate Notes, and $2.6 million of expenses from one-time incentive cash bonuses triggered by the September 2019 Secondary Offering and expenses associated with both Secondary Offerings. During the year ended December 31, 2018, other underwriting expenses included $1.1 million of expenses associated with our IPO and tax restructuring and $0.5 million of expenses related to the repayment of our surplus notes in September 2018.

Other underwriting expenses as a percentage of gross earned premiums were 25.6% for the year ended December 31, 2019 compared to 13.0% for the year ended December 31, 2018. Excluding the impact of expenses relating to our IPO, tax restructuring, Secondary Offerings, one-time incentive cash bonuses, stock-based compensation and retirement of debt, other underwriting expenses as a percentage of gross earned premiums were 11.6% for the year ended December 31, 2019 compared to 12.0% for the year ended December 31, 2018. This percentage decreased due to higher gross earned premiums without a proportional increase to expenses.

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

Net realized and unrealized gains on investments increased $7.0 million, or 272.9%, to a $4.4 million gain for the year ended December 31, 2019 from a loss of $2.6 million for the year ended December 31, 2018. The primary reason for the increase was an improvement in the performance of our equity securities during the year ended December 31, 2019 compared to the year ended December 31, 2018. We mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with the remainder of investments in equity securities. The following table summarizes the components of our investment income for the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018	Change	% Change

	($in thousands)
Interest income	$5,894	$3,036	$2,858	94.1%
Dividend income	424	514	(90)	(17.5)%
Less: investment management fees and expenses	(343)	(312)	(31)	9.9%
Net investment income	5,975	3,238	2,737	84.5%
Net realized and unrealized gains (losses) on investments	4,443	(2,569)	7,012	(272.9)%
Total	$10,418	$669	$9,749	NM

Income Tax Expense (Benefit)

Income tax expense increased to $7.5 million for the year ended December 31, 2019 from an immaterial amount for the year ended December 31, 2018 as a result of positive taxable income during the year ended December 31, 2019 occurring after our U.S. domestication in March 2019 partially offset by the benefit from the reduction of the valuation allowance on our federal deferred tax assets. For the year ended December 31, 2019, our income tax expense was significantly impacted by the reversal of our U.S. federal deferred tax valuation allowance in March 2019, offset by an addback related to a nondeductible stock compensation charge incurred upon the modification of our management incentive plan in March 2019.

We are subject to income taxes in certain jurisdictions in which we operate. Our U.S. subsidiaries are subject to federal and state income taxes. We earn income in Bermuda, a non-taxable jurisdiction, primarily as a result of quota share reinsurance agreements between our U.S. insurance subsidiary and PSRE, and the investment income earned in PSRE. Prior to July 1, 2019, our U.S. insurance subsidiary and PSRE were subject to a quota share reinsurance agreement under which the U.S. insurance subsidiary ceded 50% of the earthquake and Hawaii hurricane gross premiums earned as well as losses and loss adjustment expenses to PSRE in exchange for a 25% ceding commission.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
Total revenue	$168,463	$113,296	$72,971
Net investment income	(8,612)	(5,975)	(3,238)
Net realized and unrealized (gains) losses on investments	(1,488)	(4,443)	2,569
Underwriting revenue	$158,363	$102,878	$72,302

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
Income before income taxes	$6,223	$18,077	$18,213
Net investment income	(8,612)	(5,975)	(3,238)
Net realized and unrealized (gains) losses on investments	(1,488)	(4,443)	2,569
Interest expense	—	1,068	2,303
Underwriting income (loss)	$(3,877)	$8,727	$19,847

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Net income	$6,257	$10,621	$18,219
Adjustments:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	708	3,007	1,110
Stock-based compensation expense	2,167	24,103	—
Expenses associated with retirement of debt	—	1,297	495
Expenses associated with catastrophe bond	399	—	—
Tax impact	(664)	(1,149)	—
Adjusted net income	$8,867	$37,879	$19,824

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

Adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Numerator: Adjusted net income	$8,867	$37,879	$19,824
Denominator: Average stockholder’s equity	291,135	157,424	87,353
Adjusted return on equity	3.0%	24.1%	22.7%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$158,945	$91,480	$50,050
Denominator: Net earned premiums	$155,068	$100,207	$69,897
Combined ratio	102.5%	91.3%	71.6%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offerings, and one time incentive cash bonuses	(708)	(3,007)	(1,110)
Stock-based compensation expense	(2,167)	(24,103)	—
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	(897)	(345)
Expenses associated with catastrophe bond	(399)	—	—
Adjusted combined ratio	100.4%	63.3%	69.5%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands except shares and per share data)

Adjusted net income	$8,867	$37,879	$19,824
Weighted-average common shares outstanding, diluted	25,598,647	21,834,934	17,000,000
Diluted adjusted earnings per share	$0.35	$1.73	$1.17

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

Catastrophe loss ratio is calculated as follows:

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$64,115	$5,593	$6,274
Denominator: Net earned premiums	$155,068	$100,207	$69,897
Loss ratio	41.3%	5.6%	9.0%

Numerator: Catastrophe losses	$50,986	$—	$5,000
Denominator: Net earned premiums	$155,068	$100,207	$69,897
Catastrophe loss ratio	32.9%	0.0%	7.2%

Adjusted Combined Ratio Excluding Catastrophe Losses

Adjusted combined ratio excluding catastrophe losses is defined as adjusted combined ratio excluding the impact of catastrophe losses. Although we are inherently subject to catastrophe losses, the frequency and severity of catastrophe losses is unpredictable and their impact on our operating results may vary significantly between periods and obscure other trends in our business. Therefore, we are providing this metric because we believe it gives our management and other financial statement users useful insight into our results of operations and trends in our financial performance without the volatility caused by catastrophe losses. Adjusted combined ratio excluding catastrophe losses should not be viewed as a substitute for combined ratio calculated using unadjusted GAAP numbers, and other companies may define adjusted combined ratio excluding catastrophe losses differently.

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$158,945	$91,480	$50,050
Denominator: Net earned premiums	$155,068	$100,207	$69,897
Combined ratio	102.5%	91.3%	71.6%
Adjustments to numerator:
Expenses associated with IPO, tax restructuring, secondary offerings, and one-time incentive cash bonuses	$(708)	$(3,007)	$(1,110)
Stock-based compensation expense	(2,167)	(24,103)	—
Portion of expenses associated with retirement of debt classified as other underwriting expenses	—	(897)	(345)
Expenses associated with catastrophe bond	(399)	—	—
Catastrophe losses	(50,986)	—	(5,000)
Adjusted combined ratio excluding catastrophe losses	67.5%	63.3%	62.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Stockholders’ equity	$363,713	$218,556	$96,292
Intangible assets	(11,512)	(744)	(744)
Tangible stockholders’ equity	$352,201	$217,812	$95,548

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $11.3 million in 2021 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute with governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. As such, PESIC is unable to pay a dividend or distribution in 2021 without the approval of the Arizona Insurance Commissioner as it had a statutory net loss in 2020.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2020 and December 31, 2019, the total adjusted capital of PSIC and PESIC were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2020 and December 31, 2019.

Our Bermuda reinsurance subsidiary maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2020 and December 31, 2019, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from our Bermuda subsidiary during 2021 is calculated to be approximately $10.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. There were no dividends approved or paid in 2020 or 2019.

One of our insurance company subsidiaries, PSIC, is a member of the Federal Home Loan Bank of San Francisco (FHLB). Membership allows PSIC access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets. As of December 31, 2020, there are no advances outstanding under the FHLB facility.

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

We generated positive cash flows from operations for each of the years ended December 31, 2020, 2019 and 2018. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

	($ in thousands)
Cash provided by (used in):
Operating activities	$53,551	$41,700	$22,808
Investing activities	(181,443)	(80,566)	(25,365)
Financing activities	128,329	62,291	1,549
Change in cash, cash equivalents, and restricted cash	$437	$23,425	$(1,008)

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

Cash provided by financing activities for year ended December 31, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 stock offering, the receipt of $90.1 million in net proceeds from the June 2020 stock offering, the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $2.0 million related to the issuance of common stock via stock option exercises. Cash provided by financing activities for the year ended December 31, 2019 was related to the receipt of $87.4 million in net proceeds from our IPO in April 2019, offset by $20.0 million of cash paid to redeem our Floating Rate Notes in May 2019 and a one-time cash distribution of $5.1 million to our then sole stockholder, GC Palomar Investor LP in March 2019. Cash provided by financing activities in 2018 was related to the issuance of Floating Rate Notes and the payoff of surplus notes in September 2018.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $456.1 million in cash and investment securities available at December 31, 2020. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

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

Floating Rate Notes

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”), bearing interest at the three-month treasury rate plus 6.50% per annum. As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre-payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the year ended December 31, 2019 (inclusive of the $0.4 million redemption premium) and $0.6 million for the year ended December 31, 2018 and paid $1.2 million and $0.5 million for each period, respectively. The Company incurred and paid $1.2 million in interest expense related to the surplus notes for the year ended December 31, 2018.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2020:

			One Year	Three Years
		Less Than	to Less Than	to Less Than	More Than
	Total	One Year	Three Years	Five Years	Five Years

	(in thousands)
Reserves for losses and loss adjustment expenses	$129,036	$94,067	$32,363	$2,606	$—
Operating lease obligations	3,123	879	1,766	478	—
Total	$132,159	$94,946	$34,129	$3,084	$—

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2020 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Financial Condition

Stockholders’ Equity

At December 31, 2020 total stockholders’ equity was $363.7 million and tangible stockholders’ equity was $352.2 million, compared to total stockholders’ equity of $218.6 million and tangible stockholders’ equity of $217.8 million as of December 31, 2019. Stockholder’s equity increased primarily due to net income, receipt of proceeds from our January 2020 and June 2020 common stock offerings, and unrealized gains on fixed maturity securities. It also increased due to issuance of common stock and stock-based compensation expense from our equity compensation plans. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholder’s equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2020, the majority of our investment portfolio, or $398.0 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $24.3 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non-restricted cash and cash equivalent balance of $33.5 million at December 31, 2020. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.96 and 3.49 years and an average rating of “A2/A” and “A1/A+” at December 31, 2020 and December 31, 2019, respectively. Our fixed income investment portfolio had a book yield of 2.27% as of December 31, 2020, compared to 2.90% as of December 31, 2019.

At December 31, 2020 and December 31, 2019 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
December 31, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,308	$17,059	4.3%
States, territories, and possessions	6,208	6,636	1.7%
Political subdivisions	2,027	2,152	0.5%
Special revenue excluding mortgage/asset-backed securities	39,704	41,227	10.4%
Industrial and miscellaneous	234,049	245,360	61.6%
Mortgage/asset-backed securities	82,983	85,553	21.5%
Total available-for-sale investments	$381,279	$397,987	100.0%

	Amortized	Fair	% of Total
December 31, 2019	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$13,371	$13,679	6.3%
States, territories, and possessions	2,298	2,445	1.1%
Political subdivisions	1,913	1,942	0.9%
Special revenue excluding mortgage/asset-backed securities	18,139	18,436	8.5%
Industrial and miscellaneous	124,726	129,013	59.4%
Mortgage/asset-backed securities	50,831	51,636	23.8%
Total available-for-sale investments	$211,278	$217,151	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2020 and December 31, 2019:

	Estimated	% of
December 31, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$91,156	22.9%
AA	54,342	13.7%
A	149,977	37.7%
BBB	88,817	22.3%
BB	11,425	2.9%
NA/NR	2,270	0.5%
	$397,987	100.0%

	Estimated	% of
December 31, 2019	Fair Value	Total

	($ in thousands)
Rating
AAA	$83,821	38.6%
AA	24,321	11.2%
A	69,488	32.0%
BBB	32,138	14.8%
B	7,383	3.4%
	$217,151	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2020 were as follows:

	Amortized	Fair	% of Total
December 31, 2020	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$11,222	$11,351	2.9%
Due after one year through five years	146,302	151,123	37.9%
Due after five years through ten years	99,194	106,600	26.8%
Due after ten years	41,578	43,360	10.9%
Mortgage and asset-backed securities	82,983	85,553	21.5%
	$381,279	$397,987	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations. See “Critical Accounting Policies and Estimates- Investment Valuation and Fair Value” for discussion of investment valuation considerations.

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

We categorize our reserves for unpaid losses and loss adjustment expenses into two types: case reserves and reserves for incurred but not yet reported losses (“IBNR”). Through our third-party administrators (“TPAs”), we generally are notified of losses by our insureds or their agents or brokers. Based on the information provided by the TPAs, we establish initial case reserves by estimating the ultimate losses from the claim, including administrative costs associated with the ultimate settlement of the claim. Our personnel use their knowledge of the specific claim along with internal and external experts, including underwriters and legal counsel, to estimate the expected ultimate losses.

We establish IBNR reserves to provide for (i) the estimated amount of future loss payments on incurred claims not yet reported, and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and, where appropriate, qualitative factors. With the assistance of an independent actuarial firm, we use statistical analysis to estimate the cost of losses and loss adjustment expenses related to IBNR. Those estimates are based on our historical information, industry information and practices, and estimates of trends that may affect the ultimate frequency of incurred but not reported claims and changes in ultimate claims severity.

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2020 and 2019.

	December 31, 2020
	Gross	% of Total	Net	% of Total

Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$74,296	57.6%	$18,447	53.5%
IBNR	54,740	42.4%	16,023	46.5%
Total reserves	$129,036	100.0%	$34,470	100.0%

	December 31, 2019
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$5,832	34.7%	$1,322	34.2%
IBNR	10,989	65.3%	2,547	65.8%
Total reserves	$16,821	100.0%	$3,869	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. On a quarterly basis, we perform an analysis of our loss development and select the expected ultimate loss ratio for each of our product lines by accident year. In our actuarial analysis, we use input from our TPAs and our underwriting departments, including premium pricing assumptions and historical experience. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate loss and loss adjustment expenses reserves are:

●	Reported and/or Paid Loss Development Methods—Ultimate losses are estimated based on historical reported and/or paid loss reporting patterns. Reported losses are the sum of paid and case losses. Industry development patterns are substituted for historical development patterns when sufficient historical data is not available.
●	IBNR-to-Case Reserve Ratio Method—This method calculates ratios of IBNR to case reserves based on incurred and paid development factors from the development methods. Estimated IBNR equals the product of case reserves and the IBNR-to-case reserve ratio. These IBNR amounts are added to the reported-to-date amount to derive ultimate losses.

●	Reported Bornhuetter-Ferguson Severity Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected average severity, estimated ultimate claim counts and the historical development patterns of reported losses.
●	Paid Bornhuetter-Ferguson Pure Premium Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected pure premium and on the historical development patterns of reported losses.

The method(s) used vary based on the line of business and the nature of the loss event. Development patterns for catastrophic events are based on the time since event versus an accident quarter and year pattern used for non-catastrophic events. Considering each of the alternative ultimate estimates, we select an estimate of ultimate loss for each line of business. For Earthquake and “Difference in Conditions” policies, more emphasis is placed on reported methods. For the remainder, a weighted average is selected.

Loss Adjustment Expense reserves are estimated based on the ratio of paid loss adjustment expense to paid loss, which is estimated separately by line of business as well as split by hurricane and excluding hurricane. We then apply this ratio to our estimated unpaid loss, by multiplying the ratio times 50% of loss case reserves and 100% of loss IBNR reserves. This is applied by line of business and accident year to arrive at estimated unpaid loss adjustment expense on a gross basis. We then add the estimated unpaid loss adjustment expense on a gross basis to the paid loss adjustment expense to calculate estimated ultimate loss adjustment expense.

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2020. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate			Potential Impact
		LLAE	December 31, 2020		on 2020
	Accident	Sensitivity	Net Ultimate	Net LLAE	Pre‑tax	Stockholders’
Sensitivity	Year	Factor	Incurred LLAE	Reserve	income	Equity*

	($ in thousands)
Sample increases	2020	5.0%	$64,179	$32,300	$3,209	$2,535
	2019	2.5%	$5,885	$2,143	$147	$116
	Prior	1.0%	$28,019	$27	$280	$221
Sample decreases	2020	(5.0)%	$64,179	$32,300	$(3,209)	$(2,535)
	2019	(2.5)%	$5,885	$2,143	$(147)	$(116)
	Prior	(1.0)%	$28,019	$27	$(280)	$(221)

*	Effective tax rate estimated to be 21%

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2017 to	2018 to	2019 to
Accident Year	2017	2018	2019	2020	2018	2019	2020

	(in thousands)
Prior	$43,112	$39,935	$40,667	$40,841	$(3,177)	$732	$174
2018		17,667	15,984	14,865	—	(1,683)	(1,119)
2019			25,127	22,797	—	—	(2,330)
2020				171,470	—	—	—
					$(3,177)	$(951)	$(3,275)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2017 to	2018 to	2019 to
Accident Year	2017	2018	2019	2020	2018	2019	2020

	(in thousands)
Prior	$22,102	$20,211	$20,094	$20,079	$(1,891)	$(117)	$(15)
2018		8,166	8,102	7,940	—	(64)	(162)
2019			5,772	5,885	—	—	113
2020				64,179	—	—	—
					$(1,891)	$(181)	$(64)

During the year ended December 31, 2020, our gross incurred losses for accident years 2018 and prior developed favorably by $3.3 million. The gross favorable development was due to reported losses emerging at a lower level than expected, primarily in our homeowners and special property lines of business, offset by higher frequency and severity of losses emerging in our assumed reinsurance line. The net favorable development of $0.1 million reflects the effect of ceding the gross favorability under our reinsurance program.

During the year ended December 31, 2019, our gross incurred losses for accident years 2018 and prior developed favorably by $1.0 million. This favorable development was due to reported losses emerging at a lower level than expected, primarily in our Specialty Homeowners business, offset by higher frequency and severity of claims in our special property lines of business. The net favorable development of $0.2 million reflects the effect of ceding the gross favorability under our reinsurance program.

During the year ended December 31, 2018, our gross incurred losses for accident years 2017 and prior developed favorably by $3.2 million. This favorable development was due to reported losses emerging at a lower level than expected, primarily in our Specialty Homeowners business. The net favorable development of $1.9 million reflects the effect of ceding the gross favorability under our reinsurance program.

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

Investment Valuation and Fair Value

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

Investment securities are subject to fluctuations in fair value due to changes in issuer-specific circumstances, such as credit rating, and changes in industry-specific circumstances, such as movements in credit spreads based on the market’s perception of industry risks. In addition, fixed maturities are subject to fluctuations in fair value due to changes in interest rates. As a result of these potential fluctuations, it is possible to have significant unrealized gains or losses on a security. Unrealized gains and losses on our fixed maturity securities are included in accumulated other comprehensive income as a separate component of total stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income. Prior to 2018, unrealized gains and losses on equity securities were included in accumulated other comprehensive income as a separate component of stockholders’ equity.

The Company adopted new accounting guidance beginning with this Annual Report on 10-K, and is now required to consider recognizing an allowance for credit losses on its financial assets, including its available-for-sale securities. All financial assets measured at amortized cost are required to be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net income. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses, but the allowance is limited to the amount by which fair value is less than amortized cost. The previous accounting guidance delayed the recognition of credit losses until it was probable a loss had been incurred.

The Company reviews all securities with unrealized losses on a regular basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, and current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuers industry and future business prospects, any past failure of issuer to make scheduled interest or principal payments, and the payment structure of the investment and the issuers ability to make contractual payments on the investment.

The Company also considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs, and potential sales of investments to capitalize on favorable pricing.

For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.

The Company reports accrued interest receivable as a component of accrued investment income on its consolidated balance sheet which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and instead would write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.

The Company did not recognize any credit losses during the years ended December 31, 2020 and 2019 related to its available-for-sale securities.

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

Our deferred tax assets result from temporary differences primarily attributable to unearned premiums and net operating losses (“NOLs”). Our deferred tax liabilities result primarily from deferred acquisition costs and unrealized gains in the investment portfolio. On a quarterly basis, we review our deferred tax assets and, if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we reduce our deferred tax asset with a valuation allowance. The assessment requires significant judgement and review of all positive and negative evidence to reach a conclusion that it is more likely than not that all or some of portion of the deferred tax asset will not be realized. We consider multiple factors, including the nature and amount of the deferred tax asset, the expected timing of when an asset will be used, and the historical profitability of our entities.

Prior to March 2019, the Company was a Cayman Islands incorporated holding company with U.K. tax residency. In addition, the Company’s Bermuda based subsidiary, PSRE, was not required to pay any taxes on its income or capital gains but was subject to a 1% U.S. federal excise tax on reinsurance premiums assumed. As a result of our multinational operations our effective tax rate has historically been below that of a fully U.S. based operation. In 2019, the Company became a Delaware corporation and all income and became subject to U.S. federal income tax.

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

Based on this evidence, management determined it was more likely than not that the federal deferred tax assets are recoverable and therefore the associated valuation allowance was released as of March 31, 2019. We decreased the valuation allowance on the federal deferred tax assets by $1.7 million because of this analysis. State NOL carryforwards, due to the limited carryforward period, did not meet the “more likely than not” criteria and we continued to maintain a valuation allowance on the associated deferred tax assets. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 74.2% rated “A−” or better. At December 31, 2020, 0.6% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2020 the estimated fair value of our fixed maturities was $398.0 million. We estimate that a 100-basis point increase in interest rates would cause a 3.9% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 4.2% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

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

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2020 and 2019 and for each of the Three Years Ended December 31, 2020, 2019 and 2018
Report of Independent Registered Public Accounting Firm	90
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2020 and 2019	93
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2020, 2019 and 2018	94
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2020, 2019 and 2018	95
Consolidated Statements of Cash Flows for the three years ended December 31, 2020, 2019 and 2018	96
Notes to Consolidated Financial Statements	98
Schedule II—Condensed Financial Information of Registrant—Parent Company only	129
Schedule V—Valuation and Qualifying Accounts	133

Schedules other than those listed are omitted for the reason that they are not required, are not applicable or that equivalent information has been included in the financial statements or notes thereto or elsewhere herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 9, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP

San Francisco, California

March 9, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 9, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Reserve for Losses and Loss Adjustment Expenses
Description of the Matter

At December 31, 2020, the reserve for losses and loss adjustment expenses (LAE) is $129,036 thousand. As explained in Notes 2 and 9 to the consolidated financial statements, the reserve for losses and LAE represents management's best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

Auditing management’s best estimate of IBNR reserves was complex due to the highly judgmental nature of the assumptions, including selection of actuarial methods and reported and paid loss emergence patterns, used in the valuation process. These assumptions have a significant effect on the valuation of reserves for IBNR claims.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating IBNR reserves. This included, among other procedures, testing management review controls in place over the review and approval of methods and assumptions used in estimating IBNR reserves.

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations and comparing a sample of incurred and paid claims to source documentation. We evaluated with the assistance of our actuarial specialists, the Company’s selection and weighting of actuarial methods compared to methods used in prior periods and in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We compared the Company’s recorded reserves to a range of reasonable reserve estimates developed by our actuarial specialists based on independently selected methods and assumptions. We also compared the results of the reserve study prepared by a third-party actuarial firm to management’s recorded reserve. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

March 9, 2021

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31,	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $381,279 in 2020; $211,278 in 2019)	$397,987	$217,151
Equity securities, at fair value (cost: $22,291 in 2020; $21,336 in 2019)	24,322	22,328
Total investments	422,309	239,479
Cash and cash equivalents	33,538	33,119
Restricted cash	248	230
Accrued investment income	2,545	1,386
Premium receivable	48,842	36,237
Deferred policy acquisition costs	35,481	25,201
Reinsurance recoverable on unpaid losses and loss adjustment expenses	94,566	12,952
Reinsurance recoverable on paid losses and loss adjustment expenses	10,162	4,303
Ceded unearned premiums	35,031	26,105
Prepaid expenses and other assets	34,119	14,861
Property and equipment, net	739	845
Intangible assets	11,512	744
Total assets	$729,092	$395,462
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$20,730	$13,555
Reserve for losses and loss adjustment expenses	129,036	16,821
Unearned premiums	183,489	130,373
Ceded premium payable	22,233	11,383
Funds held under reinsurance treaty	4,515	1,658
Income and excise taxes payable	—	1,117
Deferred tax liabilities, net	5,376	1,999
Total liabilities	365,379	176,906
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2020 and December 31, 2019, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,525,796 and 23,468,750 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	2
Additional paid-in capital	310,507	180,012
Accumulated other comprehensive income	13,246	4,686
Retained earnings	39,957	33,856
Total stockholders' equity	363,713	218,556
Total liabilities and stockholders' equity	$729,092	$395,462

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Gross written premiums	$354,360	$251,961	$154,891
Ceded written premiums	(155,102)	(108,332)	(82,949)
Net written premiums	199,258	143,629	71,942
Change in unearned premiums	(44,190)	(43,422)	(2,045)
Net earned premiums	155,068	100,207	69,897
Net investment income	8,612	5,975	3,238
Net realized and unrealized gains (losses) on investments	1,488	4,443	(2,569)
Commission and other income	3,295	2,671	2,405
Total revenues	168,463	113,296	72,971
Expenses:
Losses and loss adjustment expenses	64,115	5,593	6,274
Acquisition expenses	64,041	37,259	28,224
Other underwriting expenses (includes stock-based compensation of $2,167, $24,103 and $0 for the years ended December 31, 2020, 2019 and 2018, respectively)	34,084	51,299	17,957
Interest expense	—	1,068	2,303
Total expenses	162,240	95,219	54,758
Income before income taxes	6,223	18,077	18,213
Income tax expense (benefit)	(34)	7,456	(6)
Net income	6,257	10,621	18,219
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale, net of taxes	8,560	5,249	(341)
Total comprehensive income	$14,817	$15,870	$17,878
Per Share Data:
Basic earnings per share	$0.25	$0.49	$1.07
Diluted earnings per share	$0.24	$0.49	$1.07

Weighted-average common shares outstanding:
Basic	24,872,251	21,501,541	17,000,000
Diluted	25,598,647	21,834,934	17,000,000

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2017	17,000,000	$2	$68,498	$2,993	$6,921	$78,414
Other comprehensive income, net of tax	—	—	—	(341)	—	(341)
Cumulative effect of adopting ASU 2016-01	—	—	—	(3,215)	3,215	—
Net income	—	—	—	—	18,219	18,219
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292

Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Other comprehensive income, net of tax	—	—	—	5,249	—	5,249
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	24,103	—	—	24,103
Issuance of common stock in initial public offering, net of offering costs	6,468,750	—	87,411	—	—	87,411
Net income	—	—	—	—	10,621	10,621
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556

Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Cumulative effect of adopting ASU 2016-13 (Note 2)	—	—	—	—	(156)	(156)
Other comprehensive income, net of tax	—	—	—	8,560	—	8,560
Stock-based compensation	—	—	2,167	—		2,167
Issuance of common stock in January 2020 stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock in June 2020 stock offering, net of offering costs	1,150,000	1	90,082	—	—	90,083
Issuance of common stock via employee stock purchase plan	28,367	—	741	—	—	741
Issuance of common stock via equity incentive plan	128,679	—	2,041	—	—	2,041
Net income	—	—	—	—	6,257	6,257
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$6,257	$10,621	$18,219
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	2,167	24,103	—
Depreciation and amortization expense	1,336	216	212
Amortization and write-off of debt issuance costs	—	921	443
Loss on asset disposal	—	1	—
Net realized and unrealized losses (gains) on investments	(1,488)	(4,443)	2,569
Amortization of premium on fixed maturity securities	1,214	431	481
Deferred income tax expense	1,094	646	—
Changes in operating assets and liabilities:
Accrued investment income	(1,159)	(652)	54
Premium receivable	(12,754)	(17,604)	(3,546)
Deferred policy acquisition costs	(10,280)	(11,149)	1,109
Reinsurance recoverables	(87,473)	(2,693)	70
Ceded unearned premiums	(8,926)	(7,821)	(15,109)
Prepaid expenses and other assets	(20,356)	(8,998)	(4,603)
Accounts payable and other accrued liabilities	5,998	3,287	2,748
Reserve for losses and loss adjustment expenses	112,215	760	(1,723)
Unearned premiums	53,116	51,243	17,154
Ceded premiums payable	10,850	776	5,538
Funds held under reinsurance treaty	2,857	938	(797)
Income taxes payable	(1,117)	1,117	(11)
Net cash provided by operating activities	53,551	41,700	22,808
Investing activities
Purchases of property and equipment	(132)	(115)	(332)
Purchases of fixed maturity securities	(295,002)	(211,587)	(102,745)
Purchases of equity securities	(46,944)	(58,858)	(33,712)
Sales and maturities of fixed maturity securities	124,243	124,151	81,215
Sales of equity securities	45,983	64,820	29,959
Securities receivable or payable, net	(2,523)	1,023	250
Purchase of policy renewal rights	(7,068)	—	—
Net cash used in investing activities	(181,443)	(80,566)	(25,365)
Financing activities
Proceeds from initial public offering, net of offering costs	—	87,411	—
Repayment of surplus notes	—	—	(17,500)
Distribution to stockholder	—	(5,120)	—
Proceeds from issuance of Floating Rate Notes, net of issuance costs	—	—	19,049
Redemption of Floating Rate Notes	—	(20,000)	—
Proceeds from January 2020 stock offering, net of offering costs	35,464	—	—
Proceeds from June 2020 stock offering, net of offering costs	90,083	—	—
Proceeds from common stock issued via employee stock purchase plan	741	—	—
Proceeds from common stock issued via stock option exercises	2,041	—	—
Net cash provided by financing activities	128,329	62,291	1,549
Net increase (decrease) in cash, cash equivalents and restricted cash	437	23,425	(1,008)
Cash, cash equivalents and restricted cash at beginning of period	33,349	9,924	10,932
Cash, cash equivalents and restricted cash at end of period	$33,786	$33,349	$9,924

Supplementary cash flow information:
Cash paid for income taxes	$7,182	$5,645	$11
Cash paid for interest	$—	$1,162	$1,727

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2020	2019
Cash and cash equivalents	$33,538	$33,119
Restricted cash	248	230
Cash and cash equivalents and restricted cash	$33,786	$33,349

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

PSIC is a property and casualty insurance company domiciled in the state of Oregon. The Company’s core focus is on the residential and commercial earthquake markets in earthquake-exposed states such as California, Oregon, Washington, and states with exposure to the New Madrid Seismic Zone. The Company also offers products tailored to broader geographic regions and perils, including Hawaii residential hurricane, Specialty Homeowners, Inland Marine, and Flood products. PSIC is licensed to underwrite insurance on an admitted basis in 32 states in the United States, as of December 31, 2020, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

PSRE is a Bermuda captive reinsurance company that has historically been used to reinsure certain premiums on a quota share basis exclusively for PSIC.

PESIC is an Arizona domiciled surplus lines insurance company. PESIC is licensed in Arizona to write surplus lines policies across all the Company’s lines of business and was formed and began writing policies in 2020.

PGIA is a property and casualty general insurance agency for PSIC, PESIC, and unaffiliated insurance carriers. As a general insurance agency, PGIA assists in developing insurance products, underwriting insurance policies, and receiving and disbursing funds from premium and loss transactions under contracts on behalf of insurance companies. PGIA earns commissions from the product development, marketing, and servicing of the insurance companies’ programs. PGIA also earns fee income from policyholder transactions.

The Company operates as an insurance holding company system and is subject to the insurance holding company laws of the States of Oregon and Arizona, the states in which PSIC and PESIC are domiciled. The Company is also commercially domiciled in California, making it subject to California insurance holding company laws. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state.

The Company has a single operating segment, the property and casualty insurance business. While the Company’s chief operating decision-maker reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Initial Public Offering (“IPO”)

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

Investments

All of the Company’s investments in fixed maturity securities are classified as available-for-sale and are carried at fair value.

Investment income consists primarily of interest and dividends. Interest income is recognized on an accrual basis. Premiums and discounts on mortgage-backed securities and asset-backed securities are amortized or accrued using the prospective method which considers anticipated prepayments at the date of purchase. To the extent that the estimated lives of such securities change as a result of changes in estimated prepayment rates, the adjustments are included in net investment income using the prospective method. Dividend income is recognized on the ex-dividend date. Net investment income represents investment income, net of expenses.

Unrealized gains and losses related to fixed maturity securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income and comprehensive income. The Company uses the specific-identification method to determine the cost of fixed maturity securities sold and the first-in, first-out method for lots of equity securities sold.

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. Factors considered in the review include the extent to which the fair value has been less than amortized cost, and current market interest rates and whether the unrealized loss is credit-driven or a result of changes in market interest rates. The Company also considers factors specific to the issuer including the general financial condition of the issuer, the issuers industry and future business prospects, any past failure of issuer to make scheduled interest or principal payments, and the payment structure of the investment and the issuers ability to make contractual payments on the investment.

The Company also considers whether it intends to sell the security or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost. When assessing whether it intends to sell a fixed-maturity security or if it is likely to be required to sell a fixed-maturity security before recovery of its amortized cost, the Company evaluates facts and circumstances including, but not limited to, decisions to reposition the investment portfolio, potential sales of investments to meet cash flow needs, and potential sales of investments to capitalize on favorable pricing.

For fixed-maturity securities where a decline in fair value is below the amortized cost basis and the Company intends to sell the security, or it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost, a credit-loss charge is recognized in net income based on the fair value of the security at the time of assessment. For fixed-maturity securities that the Company has the intent and ability to hold, the Company compares the estimated present value of the cash flows expected to be collected to the amortized cost of the security. The extent to which the estimated present value of the cash flows expected to be collected is less than the amortized cost of the security represents the credit-related portion of the impairment, which is recognized in net income through an allowance for credit losses. Any remaining decline in fair value represents the noncredit portion of the impairment, which is recognized in other comprehensive income.

The Company reports accrued interest receivable as a component of accrued investment income on its consolidated balance sheet which is presented separately from available-for-sale securities. The Company does not measure an allowance for credit losses on accrued interest receivable and instead would write off accrued interest receivable at the time an issuer defaults or is expected to default on payments.

Prior to the adoption of ASU 2016-13, the Company evaluated fixed maturity securities for credit losses and any losses were bifurcated into the credit-related loss and the loss related to all other factors. The credit-related impairment loss would have been recognized as a realized loss in the statement of income and comprehensive income and the cost basis of the security would have been reduced. The impairment related to other factors would have remained in accumulated other comprehensive income.

The Company did not recognize any credit losses during the years ended December 31, 2020 and 2019 related to its available-for-sale securities.

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

Level 2—Pricing inputs are quoted prices for similar investments in active markets; quoted prices for identical or similar investments in inactive markets; or valuation based on models where the significant inputs are observable or can be corroborated by observable market data.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, fixed maturity securities and reinsurance recoverables. The Company places its cash and cash equivalents with high credit quality financial institutions and its fixed maturity securities in securities of the U.S. government, U.S. government agencies, and high credit quality issuers of debt securities. The Company evaluates the financial condition of its reinsurers and reinsures its business with highly rated reinsurers and sometimes requires letters of credit or retains funds from reinsurers (see Note 10).

Premiums Receivable

Premiums receivable represent amounts due from policyholders, insurance agents, or program administrators for policies written. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums receivable are short-term in nature and due within a year. The Company has established an allowance for uncollectable premiums related to its credit risk, which it reviews on a quarterly basis and adjusts as appropriate. The company considers the current economic environment, specific regulatory developments, and historic payment and cancelation trends by line of business and location when determining whether to record an allowance for uncollectable premiums.

Prior to December 31, 2019, the Company did not have an allowance for uncollectable premiums. An initial allowance for uncollectable premiums of $0.2 million was established upon adoption of ASC 2016-13 on January 1, 2020 and the company recognized an immaterial amount of credit losses relating to uncollectable premiums during the year ended December 31, 2020.

Deferred Policy Acquisition Costs

The costs of successfully acquiring new business, principally commission expense and premium taxes, are deferred and amortized over the terms of the policies in force, net of any ceding commissions.

Premiums Earned

Gross premiums written are recorded at policy inception and are earned as revenue ratably over the term of the respective policies. Premiums written not yet recognized as revenue are reflected as unearned premiums on the balance sheet, or as advanced premiums if received prior to the policy effective date. Premiums written where cash is not yet received are recognized as premiums receivable.

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2020 or 2019.

Commission and Other Income

Commission and other income is comprised of commissions earned on policies where the Company has no exposure to underlying risk and fees earned in conjunction with underwriting policies. Commission and fee income is earned at the time the policy is written.

Property and Equipment

Property and equipment are capitalized and carried at cost less accumulated depreciation. Depreciation for property and equipment is calculated on a straight-line basis using useful lives of 3 to 5 years. Leasehold improvements and other fixed assets are capitalized and depreciated over the useful lives of the properties and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in the Company’s results of operations.

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

Intangible Assets

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist of customer relationships acquired from another insurer during 2020. Indefinite lived intangible assets consist of state licenses acquired upon formation of the Company. Intangible assets are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant it. No impairments of intangible assets were recognized for the years ended December 31, 2020, 2019 or 2018.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2020, 2019 and 2018.

Reserve for Losses and Loss Adjustment Expenses

The reserve for unpaid losses and loss adjustment expenses includes estimates for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (“IBNR”), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled.

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

Reserves for IBNR are established in accordance with industry practice to provide for (i) the estimated amount of future loss payments on incurred claims not yet reported, and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and, where appropriate, qualitative factors.

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

The Company does not write insurance policies covering toxic clean-up, asbestos-related illness or other environmental remediation exposures.

Reinsurance

The Company purchases excess of loss and quota share reinsurance to protect it against the impact of losses. Reinsurance premiums, commissions, ceded unearned premiums are accounted for on bases consistent with the underlying terms of the reinsurance contracts and in proportion to the amount of insurance protection provided. The Company receives ceding commissions in connection with quota share reinsurance. The ceding commissions are capitalized and amortized as a reduction of acquisition expenses. Amounts applicable to ceded unearned premiums are reported as assets in the accompanying consolidated balance sheets. Premiums earned and losses and loss adjustment expenses incurred are stated in the accompanying consolidated statements of income and comprehensive income net of amounts ceded to reinsurers.

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business only with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has not experienced any credit losses from reinsurance recoverables and did not have an allowance for uncollectable reinsurance recoverables as of December 31, 2020 or December 31, 2019.

Stock Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. For stock option grants, the fair value of awards is estimated using the Black Scholes Model. The fair value of restricted stock units is determined using the closing price of the Company's common stock on the grant date. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2020 and 2019, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2020, 2019, and 2018.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average common shares outstanding for the period. Diluted earnings per share reflects the dilution which could occur if equity-based awards are converted into common share equivalents as calculated using the treasury stock method. When inclusion of additional common share equivalents increases the earnings per share or reduces the loss per share, the effect on earnings per share is anti-dilutive, and the diluted net earnings or net loss per share is computed excluding these common share equivalents.

Recently adopted accounting pronouncements

Clarification on change in filing status and prior quarterly information

Prior to December 31, 2020, the Company qualified as an emerging growth company (“EGC”) under the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Company was previously electing to adopt new or revised accounting guidance within the same time periods as private companies as permitted by its status as an EGC.

The Company became a large accelerated filed on December 31, 2020 and must now adopt new accounting guidance within the same time periods as public companies, beginning with this 2020 Annual Report on Form 10-K. Prior to this annual report, the Company’s 2020 quarterly filings did not reflect adoption of the below guidance as the Company was not required to have adopted it. Upon adoption of the below guidance, the Company updated its financials as if the below guidance was adopted on January 1, 2020, however, this adoption had a negligible impact on previously filed quarterly information.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance for accounting for leases, ASU 2016-02, Leases (Topic 842) and subsequently issued multiple clarifying updates to the guidance. This updated guidance requires the recognition of a right-of-use (“ROU”) asset and a corresponding lease liability, discounted to the present value, for all leases that extend beyond 12 months. Under the previous guidance, leases were only included on the balance sheet if the criteria to classify the agreement as a capital lease were met.

The Company adopted this new guidance as of January 1, 2020. The Company adopted this guidance using the modified retrospective transition method, applying the transition provisions on the date of adoption and not restating prior periods. The Company elected to use a number of practical expedients permitted under the transition guidance, but did not elect to use hindsight in determining the lease term. Upon adoption, the Company recognized a ROU asset of $2.9 million and lease liabilities of $3.8 million, with the difference representing the reclassification of deferred rent and lease incentive liabilities (the difference between the straight-line rent expenses and cash paid for rent under the leases) to operating lease ROU assets from other liabilities. The ROU asset and corresponding liability recognized pertained to various operating leases for office space. The Company did not have any cumulative-effect adjustment because of the adoption.

Measurement of credit losses

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326) and subsequently issued multiple clarifying updates to the guidance. This updated guidance requires financial assets measured at amortized cost to be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net income. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses, but the allowance is limited to the amount by which fair value is less than amortized cost. The previous accounting guidance delayed the recognition of credit losses until it was probable a loss had been incurred.

The Company adopted this guidance on January 1, 2020 using the modified retrospective approach and recorded a $0.2 million cumulative effect adjustment to beginning retained earnings upon adoption relating to an allowance for credit losses on the Company’s premium receivables. The adoption of this accounting guidance did not have an impact on value of the Company’s fixed maturity securities or its reinsurance recoverables.

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. Among other things, ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. ASU 2019-12 also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company will adopt this guidance in the first fiscal quarter of 2021 and does not expect adoption to have a material impact on its consolidated financial statements.

3. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,308	$756	$(5)	$17,059
States, territories, and possessions	6,208	428	—	6,636
Political subdivisions	2,027	125	—	2,152
Special revenue excluding mortgage/asset-backed securities	39,704	1,525	(2)	41,227
Industrial and miscellaneous	234,049	11,602	(291)	245,360
Mortgage/asset-backed securities	82,983	2,785	(215)	85,553
Total available-for-sale investments	$381,279	$17,221	$(513)	$397,987

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2019	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$13,371	$321	$(13)	$13,679
States, territories, and possessions	2,298	147	—	2,445
Political subdivisions	1,913	29	—	1,942
Special revenue excluding mortgage/asset-backed securities	18,139	343	(46)	18,436
Industrial and miscellaneous	124,726	4,326	(39)	129,013
Mortgage/asset-backed securities	50,831	824	(19)	51,636
Total available-for-sale investments	$211,278	$5,990	$(117)	$217,151

Security holdings in an unrealized loss position

As of December 31, 2020, the Company held 90 fixed maturity securities in an unrealized loss position with a total estimated fair value of $41.5 million and total gross unrealized losses of $0.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. As of December 31, 2019, the Company held 51 fixed maturity securities in an unrealized loss position with a total estimated fair value of $20.9 million and total gross unrealized losses of $0.1 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,496	$(5)	$—	$—	$1,496	$(5)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	520	(2)	—	—	520	(2)
Industrial and miscellaneous	22,718	(234)	203	(57)	22,921	(291)
Mortgage/asset-backed securities	16,092	(211)	496	(4)	16,588	(215)
Total	$40,826	$(452)	$699	$(61)	$41,525	$(513)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2019	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,235	$(11)	$1,827	$(2)	$3,062	$(13)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	3,548	(46)	—	—	3,548	(46)
Industrial and miscellaneous	6,929	(38)	188	(1)	7,117	(39)
Mortgage/asset-backed securities	7,035	(19)	182	—	7,217	(19)
Total	$18,747	$(114)	$2,197	$(3)	$20,944	$(117)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss or other-than-temporary impairment (OTTI) related to any of these securities. Based on the reviews, the company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers for both periods. The Company does not intend to sell the investments and it is not more likely than not that that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, the Company did not recognize an allowance for credit losses related to any of these securities for the year ended December 31, 2020 and did not recognize any OTTI charges for the year ended December 31, 2019.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2020, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$11,222	$11,351
Due after one year through five years	146,302	151,123
Due after five years through ten years	99,194	106,600
Due after ten years	41,578	43,360
Mortgage and asset-backed securities	82,983	85,553
	$381,279	$397,987

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$10,835	$6,602	$(341)
Net increase (decrease)	$10,835	$6,602	$(341)

Net investment income summary

Net investment income is summarized as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Interest income	$8,554	$5,894	$3,036
Dividend income	489	424	514
Investment management fees and expenses	(431)	(343)	(312)
Net investment income	$8,612	$5,975	$3,238

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2020	2019	2018

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$501	$1,405	$19
Gains on sales of equity securities	62	177	4,287
Total realized gains	563	1,582	4,306
Realized losses:
Losses on sales of fixed maturity securities	(46)	(84)	(418)
Losses on sales of equity securities	(68)	(64)	(421)
Total realized losses	(114)	(148)	(839)
Net realized investment gains	449	1,434	3,467
Net unrealized gains (losses) on equity securities	1,039	3,009	(6,036)
Net realized and unrealized gains (losses) on investments	$1,488	$4,443	$(2,569)

Proceeds from the sale of fixed maturity securities were $39.8 million, $46.3 million and $48.5 million for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the consolidated balance sheets. At December 31, 2020 and 2019, the carrying value of securities on deposit with state regulatory authorities was $7.5 million and $5.1 million, respectively.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

December 31, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,059	$—	$17,059
States, territories, and possessions	—	6,636	—	6,636
Political subdivisions	—	2,152	—	2,152
Special revenue excluding mortgage/asset-backed securities	—	41,227	—	41,227
Industrial and miscellaneous	—	245,360	—	245,360
Mortgage/asset-backed securities	—	85,553	—	85,553
Equity securities	24,322	—	—	24,322
Cash, cash equivalents, and restricted cash	33,786	—	—	33,786
Total assets	$58,108	$397,987	$—	$456,095

December 31, 2019	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$13,679	$—	$13,679
States, territories, and possessions	—	2,445	—	2,445
Political subdivisions	—	1,942	—	1,942
Special revenue excluding mortgage/asset-backed securities	—	18,436	—	18,436
Industrial and miscellaneous	—	129,013	—	129,013
Mortgage/asset-backed securities	—	50,136	1,500	51,636
Equity securities	22,328	—	—	22,328
Cash, cash equivalents, and restricted cash	28,350	4,999	—	33,349
Total assets	$50,678	$220,650	$1,500	$272,828

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of December 31, 2019, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of market observable inputs. These securities were transferred to Level 2 during the year ended December 31, 2020.

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	December 31,
	2020	2019	2018

	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$25,201	$14,052	$15,161
Additions to deferred balance:
Direct commissions	82,786	59,676	36,934
Ceding commissions	(19,371)	(17,257)	(15,218)
Premium taxes	7,024	5,236	3,362
Total net additions	70,439	47,655	25,078
Amortization of net policy acquisition costs	(60,159)	(36,506)	(26,187)
Balance, end of year	$35,481	$25,201	$14,052
Acquisition expenses:
Amortization of net policy acquisition costs	$60,159	$36,506	$26,187
Period costs	3,882	753	2,037
Total Acquisition expenses	$64,041	$37,259	$28,224

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2020	2019

	(in thousands)
Indefinite-lived intangibles:
State insurance licenses	$744	$744
Finite-lived intangibles:
Customer relationships	10,768	—
Accumulated amortization on finite-lived intangibles	—	—
Total intangible assets	$11,512	$744

State insurance licenses consist of licenses acquired at the inception of PSIC.

Customer relationships represents the fair value of policy renewal rights acquired by PSIC from another insurance company in November 2020. The policy renewals pertaining to this intangible asset will begin in early 2021 and the Company intends to amortize this customer relationship intangible over a period of 8 years.

7. Capitalized Assets

Capitalized software balances are as follows:

		Accumulated	Net
December 31, 2020	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$8,450	$(1,767)	$6,683

		Accumulated	Net
December 31, 2019	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$4,567	$(669)	$3,898

Amortization expense relating to capitalized software for the years ended December 31, 2020, 2019 and 2018 was $1.1 million, $0.6 million and $0.03 million, respectively.

Property and Equipment consists of the following:

		Accumulated	Net
December 31, 2020	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(459)	$420
Computer hardware	276	(100)	176
Office equipment and furniture	519	(376)	143
Total	$1,674	$(935)	$739

		Accumulated	Net
December 31, 2019	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(342)	$537
Computer hardware	144	(64)	80
Office equipment and furniture	519	(291)	228
Total	$1,542	$(697)	$845

Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $0.2 million, $0.2 million, and $0.2 million respectively.

8. Leases

The Company has operating leases for office space used to conduct its insurance operations and administration activities. Operating lease ROU assets are a component of prepaid expenses and other assets and operating lease liabilities are included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets.

The Company determines whether an arrangement is a lease at its inception. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses its incremental borrowing rate, which it calculates based on information available at the lease commencement date. For certain leases that contain options to extend, the options are included in lease liabilities only if the company is reasonably certain the option will be exercised. Variable lease costs such as parking are expensed in the period the obligation is incurred and are not included in the Company’s operating lease liability. The Company's lease agreements do not contain any residual value guarantees.

Operating lease costs for the years ended December 31, 2020, 2019 and 2018 were $0.7 million, $0.6 million and $0.6 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2020	(in thousands)
Operating cash outflows from operating leases	$842
Right of use assets obtained in exchange for new operating lease liabilities	—

December 31, 2020	($ in thousands)
Operating lease ROU assets	$2,274
Operating lease liabilities	$3,012
Weighted-average remaining lease term-operating leases	3.5	years
Weighted-average discount rate-operating leases	2.1%

Future minimum lease payments as of December 31, 2020 are as follows:

Years ending December 31,	(in thousands)
2021	$879
2022	904
2023	862
2024	478
2025	—
Total future minimum lease payments	$3,123
Less: imputed interest	(111)
Total operating lease liability	$3,012

9. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2020, 2019, and 2018. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

In addition to case reserves, which are generally based on reported claims, the Company establishes reserves for incurred but not reported claims (“IBNR”). IBNR reserves are developed to provide for (i) the estimated amount of future loss payments on incurred claims not yet reported, and (ii) potential development on reported claims. IBNR reserves are estimated based on generally accepted actuarial reserving techniques that consider quantitative loss experience data and, where appropriate, qualitative factors. With the assistance of an independent, actuarial firm, the Company uses statistical analysis to estimate the cost of losses and loss adjustment expenses related to IBNR. Those estimates are based on historical information, industry information and practices, and estimates of trends that may affect the ultimate frequency of incurred but not reported claims and changes in ultimate claims severity.

The Company regularly reviews its reserve estimates and adjusts them as necessary as experience develops or as new information becomes known. Such adjustments are included in current operations. During the loss settlement period, if there are indications that claims frequency or severity exceeds initial expectations, the Company generally increases its reserves for losses and loss adjustment expenses. Conversely, when claims frequency and severity trends are more favorable than initially anticipated, the Company generally reduces its reserves for losses and loss adjustment expenses once it has sufficient data to confirm the validity of the favorable trends. Even after such adjustments, the ultimate liability may exceed or be less than the revised estimates. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary significantly from the estimate included in the Company’s consolidated financial statements.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$3,869	$4,165	$4,432
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	64,179	5,774	8,165
Prior years	(64)	(181)	(1,891)
Total incurred	64,115	5,593	6,274
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	31,879	2,179	4,409
Prior years	1,635	3,710	2,132
Total payments	33,514	5,889	6,541
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	34,470	3,869	4,165
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	94,566	12,952	11,896
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$129,036	$16,821	$16,061

The foregoing reconciliation shows loss and loss adjustment expense reserve redundancies of $0.1 million, $0.2 million, and $1.9 million developed in 2020, 2019 and 2018, respectively. During 2020, this favorable reserve development related to lower than anticipated frequency and severity of claims in our homeowners and special property lines of business offset by higher than anticipated frequency and severity of claims in our assumed reinsurance line. During 2019, this favorable reserve development was primarily related to lower than originally anticipated frequency and severity of claims in our homeowners lines of business, offset by higher than originally anticipated frequency and severity of claims in our special property lines of business. During 2018, this favorable reserve development was primarily due to favorable development in our homeowners lines of business due to lower than originally anticipated frequency and severity of claims.

The Company compiles and aggregates its claims data by grouping the claims according to the year in which the claim occurred (“Accident Year”) when analyzing claim payment and emergence patterns and trends over time. For the purpose of defining claims frequency, the number of reported claims is by loss occurrence and includes claims that do not result in a liability or payment associated with them.

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

As such, the following tables show the Company’s historical homeowner and special property incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregate basis as of December 31, 2020 for each of the previous two accident years.

The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2018 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

							As of December 31, 2020
							Incurred but	Cumulative
	Year Ended December 31,						Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	2020	Liabilities	Claims
2015	$2,048	$1,785	$1,658	$1,636	$1,642	$1,636	$—	381
2016		6,069	5,878	5,721	5,636	5,622	—	1,083
2017			9,354	7,418	6,630	6,388	3	2,973
2018				2,193	2,008	1,930	3	789
2019					914	838	98	1,178
2020						19,100	2,995	3,223
Total						$35,514	$3,099	9,627

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

	Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	2020
2015	$860	$1,379	$1,523	$1,615	$1,634	$1,636
2016		4,120	5,356	5,585	5,607	5,619
2017			7,135	7,375	6,628	6,371
2018				1,550	1,853	1,922
2019					546	685
2020						13,588
Total						$29,821
Reserve for losses and loss adjustment expense, net of reinsurance						$5,693
(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Homeowners’ Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Payout percentage	75.69%	17.95%	1.19%	0.66%	0.69%	0.12%

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

							As of December 31, 2020
							Incurred but	Cumulative
	Year Ended December 31,						Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	2020	Liabilities	Claims
2015	$630	$719	$671	$671	$678	$677	$—	381
2016		1,381	1,249	1,251	1,454	1,453	—	1,103
2017			3,071	3,475	4,014	4,264	—	3,068
2018				5,970	6,095	6,009	—	949
2019					3,661	3,385	332	1,339
2020						42,334	9,554	1,240
Total						$58,122	$9,886	8,080

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

	Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019	2020
2015	$265	$438	$586	$626	$666	$673
2016		703	1,064	1,216	1,444	1,453
2017			1,967	3,344	4,011	4,269
2018				2,859	6,036	6,009
2019					1,633	2,825
2020						18,274
Total						33,503
Reserve for losses and loss adjustment expense, net of reinsurance						24,619

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Special Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6
Payout percentage	45.44%	34.16%	11.88%	9.22%	3.26%	1.03%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2020
(in thousands)
Net outstanding liabilities:
Homeowners’ insurance	$5,693
Special property	24,619
Reinsurance- Nonproportional assumed property(1)	4,110
Other	48
Reserve for losses and loss adjustment expense, net of reinsurance	34,470
Reinsurance recoverable on unpaid claims:
Homeowners’ insurance	$14,640
Special property	79,825
Other	101
Total reinsurance recoverable on unpaid claims	94,566
Total reserve for losses and loss adjustment expenses	$129,036

(1)	Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed reinsurance business. This amount reflects gross and net reserves related to this treaty and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed quota arrangement. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

10. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company utilizes both excess of loss (XOL) and quota share reinsurance.

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. Historically, the Company has had a retention of between $5 million and $15 million for hurricane and earthquake events. As of December 31, 2020, the Company’s catastrophe event retention is $10 million for all perils and $1 million as a vertical co-participation in selected layers. As of December 31, 2020, the Company’s XOL reinsurance structure provides protection up to $1.4 billion for earthquake events and $600 million for hurricane events.

In a quota share agreement, the Company transfers, or cedes, part or all of its exposure to a reinsurer who receives a portion of the associated premium in exchange. The reinsurer also must share an agreed upon portion of losses and agreed upon portion of the associated commission expense. The Company has quota share reinsurance agreements on several of its lines with the Commercial All Risk and Specialty Homeowners lines currently accounting for the largest amount of ceded written premiums. For Texas Homeowners, a component of Specialty Homeowners, the Company ceded substantially all exposure between June 2018 and June 2019 and ceded a significant portion of exposure thereafter.  Ceded written premium related to the Texas Homeowners line was $14.6 million, $20.4 million and $24.9 million for the years ended December 31, 2020, 2019 and 2018, respectively. Ceded written premium related to the Commercial All Risk line was $19.2 million, $19.0 million and $7.2 million for the years ended December 31, 2020, 2019 and 2018, respectively. The Company also began ceding a small portion of its Commercial Earthquake premiums in November 2020, which accounted for approximately $7.1 million in ceded written premiums for the year ended December 31, 2020. No other quota share program accounted for more than 10% of total ceded written premiums for those years.

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2020 and 2019, ceded unearned premiums totaled $35.0 million and $26.1 million, respectively. The increase was driven primarily by premium growth in lines subject to quota shares and the timing at which the Company entered quota share arrangements.

As part of its reinsurance program, in May 2017, the Company obtained catastrophe protection through a reinsurance agreement with Torrey Pines Re Ltd. (“TPRe”). In connection with the reinsurance agreement, TPRe issued notes to unrelated investors in an amount equal to the full $166 million of coverage provided under the reinsurance agreement covering a three-year period, ending May 31, 2020. At the time of the agreement, the Company performed an evaluation of TPRe to determine if it meets the definition of a variable interest entity (“VIE”). The Company concluded that TPRe is a VIE but it does not have a variable interest in the entity, as the variability in results is expected to be absorbed entirely by the investors in TPRe. Accordingly, TPRe is not consolidated in the Company’s financial statements. The premium ceded to TPRe for the year ended December 31, 2020 was approximately $5.0 million.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2020, 2019 and 2018, is as follows:

	2020		2019		2018
	Written	Earned	Written	Earned	Written	Earned

	(in thousands)
Premiums Written and Earned:
Direct	$324,253	$271,887	$220,568	$178,536	$144,821	$129,071
Assumed	30,107	29,569	31,393	21,985	10,070	8,688
Ceded	(155,102)	(146,388)	(108,332)	(100,314)	(82,949)	(67,862)
Net	$199,258	$155,068	$143,629	$100,207	$71,942	$69,897

	2020
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$145,774	$18,777	$164,551
Assumed	3,485	159	3,644
Ceded	(91,969)	(12,111)	(104,080)
Net	$57,290	$6,825	$64,115

	2019
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$20,105	$2,837	$22,942
Assumed	1,201	34	1,235
Ceded	(16,564)	(2,020)	(18,584)
Net	$4,742	$851	$5,593

	2018
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$12,153	$2,113	$14,266
Assumed	46	6	52
Ceded	(6,580)	(1,464)	(8,044)
Net	$5,619	$655	$6,274

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2020 and 2019, the Company had retained $4.5 million and $1.7 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2020, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $9.7 million, $8.6 million, and $6.0 million, representing 22.4% of the total balance. For the year ended December 31, 2019, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $21.7 million, $7.5 million, and $4.9 million, representing 31.5% of the total balance. For the year ended December 31, 2018, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $7.5 million, $7.2 million, and $5.2 million, representing 24.0% of the total balance.

At December 31, 2020 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $36.0 million, $5.8 million, and $3.1 million representing 42.8% of the total balance. At December 31, 2019 reinsurance recoverables on paid and unpaid losses by the Company’s three largest reinsurers were $2.7 million, $1.9 million, and $1.9 million representing 38.2% of the total balance. All of the Company’s reinsurers post collateral or have an A.M. best rating of A− (excellent) or better.

11. Long-term Debt

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

In September 2018, the Company completed a private placement financing of $20.0 million floating rate senior secured notes (the “Floating Rate Notes”), bearing interest at the three-month treasury rate plus 6.50% per annum. As part of the financing agreement, the Company immediately used surplus funds to pay down the existing $17.5 million in surplus notes. As part of this pre-payment, the Company incurred a penalty of $0.1 million which, along with unamortized debt issuance costs of $0.4 million, was charged to income in 2018.

The Floating Rate Notes were redeemed pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company incurred $1.1 million in interest expense related to the Floating Rate Notes for the year ended December 31, 2019 (inclusive of the $0.4 million redemption premium) and $0.6 million for the year ended December 31, 2018 and paid $1.2 million and $0.5 million for each period, respectively. The Company incurred and paid $1.2 million in interest expense related to the surplus notes for the year ended December 31, 2018.

12. Stockholders’ Equity

As of December 31, 2020 and December 31, 2019, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2020 and December 31, 2019, the Company has 500,000,000 common shares authorized and 25,525,796 and 23,468,750 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $310.5 million as of December 31, 2020 and $180.0 million as of December 31, 2019.

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

Common stock reserved for future issuance consists of the following as of December 31, 2020:

Stock options outstanding under 2019 Equity Incentive Plan	1,008,648
Restricted stock units outstanding under 2019 Equity Incentive Plan	14,734
Shares authorized for future issuance under 2019 Equity Incentive Plan	1,952,001
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	451,633
Total	3,427,016

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Stock-Based Compensation Expense	$2,167	$24,103	$—

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial equity grants in April 2019. Aside from the aforementioned $23.0 million charge, all stock-based compensation expense recognized during the years ended December 31, 2020 and December 31, 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

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

2019 Equity Incentive Plan

On April 16, 2019, the Company’s 2019 Equity Incentive Plan (“the 2019 Plan”) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

A total of 2,400,000 shares of common stock are initially authorized and reserved for issuance under the 2019 Plan. This reserve increases on January 1 of each year through 2029, by an amount equal to the smaller of: 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the board of directors.

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock’s fair market value on the grant date, determined by the closing price of the Company's common stock on the grant date. Stock options vest over a two or four year period with 25% or 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued service to the Company. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the year ended December 31, 2020:

			Weighted average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at January 1, 2020	1,046,373	$17.05	9.33	$35,039
Options granted	109,374	80.90
Options exercised	(122,613)	16.65
Options canceled	(24,486)	21.46
Outstanding at December 31, 2020	1,008,648	$23.92	8.43	$66,028
Vested and Exercisable at December 31, 2020	522,464	$15.78	8.29	$38,170

The total intrinsic value of stock options exercised during the year ended December 31, 2020 was $7.7 million. No options were exercised prior to 2020. As of December 31, 2020, the Company had approximately $3.7 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.27 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions in each year presented:

	Year ended December 31,
	2020	2019	2018

	(in thousands)
Risk free rate of return (1)	0.32% - 1.52%	1.59% - 2.45%	—
Expected share price volatility (2)	18.13% - 25.67%	18.12% - 18.45%	—
Expected life in years (3)	5.63-6.08	5.64-6.08	—
Dividend yield (4)	0%	0%	—

(1)	Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2)	Determined based on analysis of the historical volatility of a peer group of publicly traded companies.
(3)	Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.
(4)	Determined to be zero as the Company does not currently plan to issue dividends.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2020:

		Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at January 1, 2020	6,066	$16.49
Granted	14,734	95.86
Vested	(6,066)	16.49
Forfeited	—	—
Non vested outstanding at December 31, 2020	14,734	$95.86

As of December 31, 2020, the Company had approximately $1.2 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.41 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 28,367 shares pursuant to the ESPP during the year ended December 31, 2020.

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Balance as of January 1	$4,686	$(563)	$2,993
Effect of equity accounting guidance adoption	—	—	(3,215)
Beginning Balance	4,686	(563)	(222)
Other comprehensive income (loss) before reclassification	11,292	6,555	(740)
Federal income tax (expense) benefit	(2,371)	(1,344)	76
Other comprehensive income (loss) before reclassification, net of tax	8,921	5,211	(664)
Amounts reclassified from AOCI	(456)	47	399
Federal income tax expense (benefit)	95	(9)	(76)
Amounts reclassified from AOCI, net of tax	(361)	38	323
Other comprehensive income (loss)	8,560	5,249	(341)
Balance at end of period	$13,246	$4,686	$(563)

14. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2020		2019		2018

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$140,934	39.8%	$130,473	51.8%	$81,679	52.7%
Commercial Earthquake	58,890	16.6%	38,741	15.4%	20,946	13.5%
Commercial All Risk	53,933	15.2%	30,358	12.0%	14,338	9.3%
Specialty Homeowners	49,849	14.1%	32,788	13.0%	27,680	17.9%
Inland Marine	15,423	4.3%	2,465	1.0%	—	—%
Hawaii Hurricane	13,824	3.9%	10,764	4.3%	8,128	5.2%
Residential Flood	8,176	2.3%	5,216	2.1%	2,120	1.4%
Other	13,331	3.8%	1,156	0.4%	—	—%
Total Gross Written Premiums	$354,360	100.0%	$251,961	100.0%	$154,891	100.0%

Gross written premiums by state are as follows:

	Year Ended December 31,
	2020		2019		2018

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$172,765	48.8%	$141,743	56.3%	$82,119	53.0%
Texas	67,974	19.2%	44,087	17.5%	32,568	21.0%
Hawaii	16,398	4.6%	11,851	4.7%	8,128	5.2%
Washington	14,328	4.0%	9,607	3.8%	5,658	3.7%
North Carolina	11,143	3.1%	3,894	1.5%	1,568	1.0%
Oregon	10,038	2.8%	7,396	2.9%	5,286	3.4%
South Carolina	9,196	2.6%	6,185	2.5%	3,208	2.1%
Mississippi	7,461	2.1%	4,769	1.9%	2,585	1.7%
Other	45,057	12.8%	22,429	8.9%	13,771	8.9%
Total Gross Written Premiums	$354,360	100.0%	$251,961	100.0%	$154,891	100.0%

The Company distributes a significant portion of its Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $191.3 million or 54.0% of the Company’s gross written premiums for the year ended December 31, 2020, $148.6 million or 59.0% of the Company’s gross written premiums for the year ended December 31, 2019 and $104.9 million or 67.7% of the Company’s gross written premiums for the year ended December 31, 2018.

15. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2020, 2019, and 2018 the Company’s contributions to the plan were $0.3 million, $0.3 million and $0.2 million, respectively.

16. Income Taxes

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

Historically, the Company’s Bermuda based subsidiary, PSRE, was not required to pay any taxes on its income or capital gains but was subject to a 1% U.S. federal excise tax on reinsurance premiums assumed. The Company has elected for PSRE to be taxed as a U.S. domestic corporation under Section 953(d) of the Code effective January 1, 2019.

The components of the Company’s federal income tax expense (benefit) are as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Current	$(1,128)	$6,810	$(6)
Deferred	1,094	646	—
Income tax expense (benefit)	$(34)	$7,456	$(6)

As of December 31, 2020 and 2019, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2020	2019

	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$238	$10
Net operating losses	680	74
Investment amortization	—	85
Unearned premiums	6,272	3,748
Capitalized organizational costs	244	274
Deferred compensation	511	—
Other	652	390
Total deferred tax assets	$8,597	$4,581
Deferred tax liabilities:
Deferred acquisition costs	$(7,454)	$(4,468)
Unrealized gains on investments	(3,884)	(1,396)
Internally developed software	(1,283)	(640)
Other	(672)	(2)
Total deferred tax liabilities	(13,293)	(6,506)
Net deferred tax liability before valuation allowance	(4,696)	(1,925)
Valuation allowance	(680)	(74)
Total net deferred tax liabilities	$(5,376)	$(1,999)

The valuation allowance shown above relates to deferred tax assets associated with state net operating loss carryforwards. These carryforwards do not meet the “more likely than not” criteria under ASC 740, Income Taxes due to the limited carryforward period. The amount of the deferred tax assets considered realizable could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2020, 2019 and 2018:

	Years Ended December 31,
	2020		2019		2018

	($ in thousands)
Expense computed at federal tax rate	$1,321	21.00%	$3,802	21.00%	$3,825	21.00%
Non‑U.S. group member income	—	—%	—	—%	(4,409)	(24.21)%
Stock-based compensation	(1,538)	(24.44)%	4,822	26.63%	—	—%
Dividend received deduction and tax‑exempt interest	(67)	(1.06)%	(36)	(0.20)%	(144)	(0.79)%
Valuation allowance	606	9.63%	(1,677)	(9.27)%	678	3.72%
Other	(356)	(5.67)%	545	3.01%	44	0.24%
Income tax expense (benefit)	$(34)	(0.54)%	$7,456	41.17%	$(6)	(0.04)%

The stock-based compensation difference shown above relates primarily to the permanent component of employee stock option exercises for the year ended December 31, 2020. For the year ended December 31, 2019, this difference relates primarily to a non-deductible stock compensation charge of $23.1 million incurred by the Company in March 2019. For the year ended December 31, 2020, the Company increased its valuation allowance relating to deferred tax assets associated with state net operating losses. The Company reversed the valuation allowance on its U.S. tax attributes during the year ended December 31, 2019 because of Domestication in the United States and projected future operating income in the U.S.

As of December 31, 2020 and 2019, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s income tax returns for 2015 through 2019 remain subject to examination by the tax authorities.

17. Earnings Per Share

The following table sets forth the computation of earnings per share of common stock:

	Year ended December 31,
	2020	2019	2018

	(in thousands, except shares and per share data)
Net income	$6,257	$10,621	$18,219
Weighted average common shares outstanding:
Basic	24,872,251	21,501,541	17,000,000
Common Share equivalents	726,396	333,393	—
Diluted	25,598,647	21,834,934	17,000,000

Earnings per share:
Basic	$0.25	$0.49	$1.07
Diluted	$0.24	$0.49	$1.07

Common share equivalents relate to outstanding stock options and RSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method.

18. Statutory financial information

U.S.

U.S. state insurance laws and regulations prescribe accounting practices for determining statutory net income and capital and surplus for insurance companies. In addition, state regulators may permit statutory accounting practices that differ from prescribed practices. Statutory accounting practices (“SAP”) prescribed or permitted by regulatory authorities for the Company’s insurance subsidiaries differ from U.S. GAAP. The principal differences between SAP and GAAP as they relate to the financial statements of the Company’s insurance subsidiaries are (a) policy acquisition costs are expensed as incurred under SAP, whereas they are deferred and amortized under GAAP, (b) certain assets are not admitted for purposes of determining surplus under SAP, (c) investments in fixed income securities are carried at fair value under GAAP whereas such securities are carried at amortized cost under SAP, and (d) the criteria for recognizing net DTAs and the methodologies used to determine such amounts are different under SAP and GAAP.

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC and PESIC as of December 31, 2020, 2019 and 2018 and for the years then ended are summarized as follows:

	December 31,
	2020	2019	2018

	(in thousands)
Statutory net income (loss)	$1,753	$(17,911)	$9,609
Statutory capital and surplus	213,721	116,296	63,731

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2020 and 2019, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2020 and 2019 was approximately $1.2 million and $1.2 million, respectively. Actual statutory capital and surplus at December 31, 2020 and 2019 was $39.2 million and $38.3 million, respectively. PSRE had statutory net income of $0.9 million, $18.5 million and $17.3 million for 2020, 2019 and 2018, respectively.

PSRE had stockholder’s equity of $41.9 million and $39.7 million on a GAAP basis at December 31, 2020 and 2019, respectively. The principal difference between statutory capital and surplus and stockholder’s equity presented in accordance with GAAP are prepaid expenses, which are non-admitted assets for Bermuda statutory purposes.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2020 and 2019, the Company met the minimum liquidity ratio requirement.

19. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $11.3 million in 2021 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute with governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. As such, PESIC is unable to pay a dividend or distribution in 2021 without the approval of the Arizona Insurance Commissioner as it had a statutory net loss in 2020.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2021 is calculated to be approximately $10.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

20. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit

As of December 31, 2020, the Company has three irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to $1.5 million, $0.5 million and $0.4 million. The $1.5 million and $0.4 million letters of credit expire December 31, 2021 with no renewal terms. The $0.4 million letter of credit auto renews each year. The letters of credit are collateralized by $3.2 million of U.S. Treasury bonds which are included in available-for-sale investments on the consolidated balance sheets.

21. Selected Quarterly Financial Data (unaudited)

The following is a summary of the Company’s unaudited quarterly results of operations:

	2020 Quarter				2020
	First	Second	Third	Fourth	Year

	($ in thousands, except per share data)
Gross written premiums	$71,494	$83,807	$102,967	$96,092	$354,360
Total revenues (1)	38,019	43,149	44,998	42,295	168,463
Net income (loss)	11,776	12,012	(15,682)	(1,849)	6,257
Comprehensive income (loss)	5,943	22,688	(14,773)	959	14,817
Earnings per share (2):
Basic	$0.49	$0.49	$(0.62)	$(0.07)	$0.25
Diluted	$0.48	$0.48	$(0.62)	$(0.07)	$0.24

	2019 Quarter				2019
	First	Second	Third	Fourth	Year

	($ in thousands, except per share data)
Gross written premiums	$54,031	$58,346	$66,242	$73,342	$251,961
Total revenues	22,307	25,905	30,461	34,623	113,296
Net income (loss)	(14,411)	6,698	7,454	10,880	10,621
Comprehensive income (loss)	(12,224)	9,996	8,428	9,670	15,870
Earnings per share (2):
Basic	$(0.85)	$0.30	$0.32	$0.46	$0.49
Diluted	$(0.85)	$0.30	$0.31	$0.45	$0.49
(1)	Due to rounding differences, quarterly total revenues does not add up to the yearly total.

(2) Due to differences in weighted-average common shares outstanding between periods, quarterly earnings per share may not add up to the totals reported for the full year.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31,	December 31,
	2020	2019
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $50,177 in 2020, $28,413 in 2019)	$51,252	$29,120
Equity securities, at fair value: (cost: $1,661 in 2020, $1,661 in 2019)	1,727	1,696
Total investments	52,979	30,816
Cash and cash equivalents	7,290	1,654
Accrued investment income	300	126
Prepaid expenses and other assets	7,322	36
Receivables from subsidiaries	1,552	—
Investment in subsidiaries	317,663	189,313
Total assets	$387,106	$221,945
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$94	$268
Payables to subsidiaries	17,923	—
Federal income tax payable	—	1,122
Deferred tax liabilities	5,376	1,999
Total liabilities	23,393	3,389
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively, 0 shares issued and outstanding as of December 31, 2020 and December 31, 2019	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,525,796 and 23,468,750 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	3	2
Additional paid‑in capital	310,507	180,012
Accumulated other comprehensive income	13,246	4,686
Retained earnings	39,957	33,856
Total stockholders' equity	363,713	218,556
Total liabilities and stockholders' equity	$387,106	$221,945

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Net investment income	$939	$1,039	$61
Net realized and unrealized losses on investments	63	131	(2)
Total revenues	1,002	1,170	59
Expenses:
Other operating expenses	8,696	8	—
Income (loss) before income taxes	(7,694)	1,162	59
Income tax expense (benefit)	(34)	7,441	—
Income (loss) before equity in net income of subsidiaries	(7,660)	(6,279)	59
Equity in net income of subsidiaries	13,917	16,900	18,160
Net income	6,257	10,621	18,219
Other comprehensive income:
Net unrealized losses on securities available for sale	1,075	708	(87)
Equity in other comprehensive income of subsidiaries, net of taxes	7,485	4,541	(254)
Total comprehensive income	$14,817	$15,870	$17,878

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$6,257	$10,621	$18,219
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(13,917)	(16,900)	(18,160)
Net realized and unrealized losses on investments	(63)	(131)	2
Amortization of premium on fixed maturity securities	350	114	—
Deferred income tax expense	1,094	646	—
Other	—	—	546
Changes in operating assets and liabilities:	7,772	4,218	(67)
Net cash provided by (used in) operating activities	1,493	(1,432)	540
Investing activities
Purchases of fixed maturity securities	(71,048)	(73,901)	—
Sales and maturities of fixed maturity securities	6,651	13,930
Cash paid to subsidiaries	(59,789)	—	—
Cash received from subsidiaries	—	226	—
Net cash used in investing activities	(124,186)	(59,745)	—
Financing activities
Proceeds from initial public offering, net of offering costs	—	87,411	—
Distribution to stockholder	—	(5,120)	—
Redemption of Floating Rate Notes	—	(20,000)	—
Proceeds from January 2020 stock offering, net of offering costs	35,464	—	—
Proceeds from June 2020 stock offering, net of offering costs	90,083	—	—
Proceeds from common stock issued via equity incentive plans	2,782	—	—
Net cash provided by financing activities	128,329	62,291	—
Net increase in cash and cash equivalents	5,636	1,114	540
Cash and cash equivalents at beginning of period	1,654	540	—
Cash and cash equivalents at end of period	$7,290	$1,654	$540
Supplementary cash flow information:
Cash paid for income taxes	$7,182	$5,645	$—

See accompanying notes.

Schedule II

1.Accounting Policies

Organization

Palomar Holdings, Inc. (“the Company”), is an insurance holding company that domesticated in Delaware in March 2019. Prior to domestication in Delaware, the Company was known as GC Palomar Holdings (“GCPH”), which was a Cayman Islands incorporated insurance holding company formed on October 4, 2013 when GC Palomar Investor LP (“GCPI”) acquired control of GCPH.

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2020
Valuation Allowance for deferred tax assets	$74	$606	$—	$680
Valuation Allowance for premium receivable	150	53	—	203
Year Ended December 31, 2019
Valuation Allowance for deferred tax assets	$1,677	$—	$(1,603)	$74

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2020, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2020. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2020, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules- All financial statement schedules are filed as part of this report under Item 8- Financial Statements.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on April 1, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).
4.2	Description of the Registrant’s Securities
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.3+

Employment Agreement, dated April 10, 2014, by and between the Registrant and Mac Armstrong as amended by that certain First Amendment to Employment Agreement, dated March 5, 2018, by and between the Registrant and Mac Armstrong (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).

10.4+

Employment Agreement, dated April 15, 2014, by and between the Registrant and Heath Fisher as amended by that certain First Amendment to Employment Agreement, dated March 1, 2018, by and between the Registrant and Heath Fisher (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).

10.5+

Employment Agreement, dated April 10, 2014, by and between the Registrant and Jon Christianson as amended by that certain First Amendment to Employment Agreement, dated March 5, 2018, by and between the Registrant and Jon Christianson (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).

10.6+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.7†

Program Administrator Agreement, dated as of February 19, 2014 (as amended by that certain First Amendment to Program Administrator Agreement, dated as of July 14, 2014, that certain Second Amendment to Program Administrator Agreement, dated as of March 21, 2016, that certain Third Amendment to Program Administrator Agreement, dated as of May 29, 2018 and that certain Second Amendment to Schedule H of the Program Administrator Agreement, dated as of August 29, 2018), by and between Palomar Specialty Insurance Company and Arrowhead General Insurance Agency, Inc. (incorporated by reference to Exhibit 10.7 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).

10.8+	Form of Notice of Grant of Performance Stock Units under 2019 Equity Incentive Plan

Exhibit Number	Exhibit Description

10.9+	Form of Performance Stock Units Agreement under 2019 Equity Incentive Plan
21.1	List of subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

+     Management contract or compensatory plan or arrangement.

†     Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 9, 2021.

Palomar Holdings, Inc.

By:	/s/ Mac Armstrong Mac Armstrong Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mac Armstrong Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 9, 2021

/s/ T. Christopher Uchida T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	March 9, 2021

/s/ Daryl Bradley Daryl Bradley	Director	March 9, 2021

/s/ Robert E. Dowdell Robert E. Dowdell	Director	March 9, 2021

/s/ Catriona M. Fallon Catriona M. Fallon	Director	March 9, 2021

/s/ Martha Notaras Martha Notaras	Director	March 9, 2021

/s/ Richard H. Taketa Richard H. Taketa	Director	March 9, 2021