Form 10-Q
period 2021-03-31
Palomar Holdings, Inc.
filed 2021-05-07
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Number of shares of the registrant’s common shares outstanding at May 4, 2021: 25,589,750

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $393,419 in 2021; $381,279 in 2020)	$402,281	$397,987
Equity securities, at fair value (cost: $10,102 in 2021; $22,291 in 2020)	10,535	24,322
Total investments	412,816	422,309
Cash and cash equivalents	23,577	33,538
Restricted cash	271	248
Accrued investment income	2,501	2,545
Premium receivable	50,205	48,842
Deferred policy acquisition costs	39,465	35,481
Reinsurance recoverable on unpaid losses and loss adjustment expenses	188,448	94,566
Reinsurance recoverable on paid losses and loss adjustment expenses	29,162	10,162
Ceded unearned premiums	34,156	35,031
Prepaid expenses and other assets	33,402	34,119
Property and equipment, net	677	739
Intangible assets, net	11,186	11,512
Total assets	$825,866	$729,092
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$19,574	$20,730
Reserve for losses and loss adjustment expenses	207,464	129,036
Unearned premiums	195,773	183,489
Ceded premium payable	17,740	22,233
Funds held under reinsurance treaty	5,750	4,515
Deferred tax liabilities, net	3,183	5,376
Total liabilities	449,484	365,379
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,589,750 and 25,525,796 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	312,745	310,507
Accumulated other comprehensive income	7,047	13,246
Retained earnings	56,587	39,957
Total stockholders' equity	376,382	363,713
Total liabilities and stockholders' equity	$825,866	$729,092

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2021	2020
Revenues:
Gross written premiums	$103,577	$71,494
Ceded written premiums	(43,364)	(29,495)
Net written premiums	60,213	41,999
Change in unearned premiums	(13,160)	(7,193)
Net earned premiums	47,053	34,806
Net investment income	2,219	2,035
Net realized and unrealized gains (losses) on investments	(739)	440
Commission and other income	711	738
Total revenues	49,244	38,019
Expenses:
Losses and loss adjustment expenses	(4,423)	1,863
Acquisition expenses	19,313	13,046
Other underwriting expenses (includes stock-based compensation of $938 and $442 for the three months ended March 31, 2021 and 2020, respectively)	14,248	7,951
Total expenses	29,138	22,860
Income before income taxes	20,106	15,159
Income tax expense	3,476	3,384
Net income	16,630	11,775
Other comprehensive income, net:
Net unrealized losses on securities available for sale for the three months ended March 31, 2021 and 2020, respectively	(6,199)	(5,833)
Net comprehensive income	$10,431	$5,942
Per Share Data:
Basic earnings per share	$0.65	$0.49
Diluted earnings per share	$0.63	$0.48

Weighted-average common shares outstanding:
Basic	25,552,629	24,119,263
Diluted	26,256,281	24,778,608

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive income, net of tax	—	—	—	(5,833)	—	(5,833)
Stock-based compensation	—	—	442	—	—	442
Issuance of common stock in stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock via employee stock purchase plan	21,111	—	416	—	—	416
Net income	—	—	—	—	11,775	11,775
Balance at March 31, 2020	24,239,861	$2	$216,334	$(1,147)	$45,631	$260,820

Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive income, net of tax	—	—	—	(6,199)	—	(6,199)
Stock-based compensation	—	—	938	—	—	938
Issuance of common stock via employee stock purchase plan	4,596	—	333	—	—	333
Issuance of common stock via equity incentive plan	59,358	—	967	—	—	967
Net income	—	—	—	—	16,630	16,630
Balance at March 31, 2021	25,589,750	$3	$312,745	$7,047	$56,587	$376,382

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net cash provided by (used in) operating activities	$(13,054)	$21,804
Investing activities
Purchases of property and equipment	—	(24)
Purchases of fixed maturity securities	(43,768)	(71,442)
Purchases of equity securities	(96)	(123)
Sales and maturities of fixed maturity securities	31,099	7,740
Sales of equity securities	13,092	—
Securities receivable or payable, net	1,500	(3,025)
Payment of additional costs associated with purchase of policy renewal rights	(11)	—
Net cash provided by (used in) investing activities	1,816	(66,874)
Financing activities
Proceeds from stock offering, net of offering costs	—	35,464
Proceeds from common stock issued via employee stock purchase plan	333	416
Proceeds from common stock issued via stock option exercises	967	—
Net cash provided by financing activities	1,300	35,880
Net decrease in cash, cash equivalents and restricted cash	(9,938)	(9,190)
Cash, cash equivalents and restricted cash at beginning of period	33,786	33,349
Cash, cash equivalents and restricted cash at end of period	$23,848	$24,159
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$23,577	$33,538
Restricted cash	271	248
Cash and cash equivalents and restricted cash	$23,848	$33,786

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 9, 2021 (the “2020 Annual Report on Form 10-K”)

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

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

2020. The Company adopted this guidance on January 1, 2021 and adoption did not have a material impact on the consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$20,431	$554	$(143)	$20,842
States, territories, and possessions	6,196	321	(93)	6,424
Political subdivisions	2,020	87	(2)	2,105
Special revenue excluding mortgage/asset-backed securities	40,261	902	(103)	41,060
Industrial and miscellaneous	240,458	7,147	(1,838)	245,767
Mortgage/asset-backed securities	84,053	2,153	(123)	86,083
Total available-for-sale investments	$393,419	$11,164	$(2,302)	$402,281

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,308	$756	$(5)	$17,059
States, territories, and possessions	6,208	428	—	6,636
Political subdivisions	2,027	125	—	2,152
Special revenue excluding mortgage/asset-backed securities	39,704	1,525	(2)	41,227
Industrial and miscellaneous	234,049	11,602	(291)	245,360
Mortgage/asset-backed securities	82,983	2,785	(215)	85,553
Total available-for-sale investments	$381,279	$17,221	$(513)	$397,987

Security holdings in an unrealized loss position

As of March 31, 2021, the Company held 167 fixed maturity securities in an unrealized loss position with a total estimated fair value of $116.6 million and total gross unrealized losses of $2.3 million. As of December 31, 2020, the Company held 90 fixed maturity securities in an unrealized loss position with a total estimated fair value of $41.5 million and total gross unrealized losses of $0.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2021 and December 31, 2020, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$7,462	$(143)	$—	$—	$7,462	$(143)
States, territories, and possessions	3,278	(93)	—	—	3,278	(93)
Political subdivisions	398	(2)	—	—	398	(2)
Special revenue excluding mortgage/asset-backed securities	8,964	(103)	—	—	8,964	(103)
Industrial and miscellaneous	77,800	(1,742)	1,120	(96)	78,920	(1,838)
Mortgage/asset-backed securities	14,527	(107)	3,007	(16)	17,534	(123)
Total	$112,429	$(2,190)	$4,127	$(112)	$116,556	$(2,302)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,496	$(5)	$—	$—	$1,496	$(5)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	520	(2)	—	—	520	(2)
Industrial and miscellaneous	22,718	(234)	203	(57)	22,921	(291)
Mortgage/asset-backed securities	16,092	(211)	496	(4)	16,588	(215)
Total	$40,826	$(452)	$699	$(61)	$41,525	$(513)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Based on the Company’s reviews as of March 31, 2021, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. Therefore, the Company did not recognize an allowance for credit losses related to any of these securities during the three months ended March 31, 2021.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2021, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$20,999	$21,236
Due after one year through five years	146,845	150,373
Due after five years through ten years	103,649	106,158
Due after ten years	37,873	38,431
Mortgage and asset-backed securities	84,053	86,083
	$393,419	$402,281

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Interest income	$2,238	$2,001
Dividend income	99	125
Investment expense	(118)	(91)
Net investment income	$2,219	$2,035

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$52	$15
Gains on sales of equity securities	809	—
Total realized gains	861	15
Realized losses:
Losses on sales of fixed maturity securities	(2)	—
Losses on sales of equity securities	—	—
Total realized losses	(2)	—
Net realized investment gains	859	15
Net unrealized gains (losses) on equity securities	(1,598)	425
Net realized and unrealized gains (losses) on investments	$(739)	$440

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $6.2 million and $2.3 million for the three months ended March 31, 2021 and 2020, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. At March 31, 2021 and December 31, 2020, the carrying value of securities on deposit with state regulatory authorities was $7.5 million.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020.

March 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$20,842	$—	$20,842
States, territories, and possessions	—	6,424	—	6,424
Political subdivisions	—	2,105	—	2,105
Special revenue excluding mortgage/asset-backed securities	—	41,060	—	41,060
Industrial and miscellaneous	—	245,767	—	245,767
Mortgage/asset-backed securities	—	86,083	—	86,083
Equity securities	10,535	—	—	10,535
Cash, cash equivalents, and restricted cash	23,848	—	—	23,848
Total assets	$34,383	$402,281	$—	$436,664

December 31, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,059	$—	$17,059
States, territories, and possessions	—	6,636	—	6,636
Political subdivisions	—	2,152	—	2,152
Special revenue excluding mortgage/asset-backed securities	—	41,227	—	41,227
Industrial and miscellaneous	—	245,360	—	245,360
Mortgage/asset-backed securities	—	85,553	—	85,553
Equity securities	24,322	—	—	24,322
Cash, cash equivalents, and restricted cash	33,786	—	—	33,786
Total assets	$58,108	$397,987	$—	$456,095

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of March 31, 2021 and December 31, 2020, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$34,470	$3,869
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	(1,696)	2,179
Prior years	(2,727)	(316)
Total incurred	(4,423)	1,863
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	1,680	351
Prior years	9,351	883
Total payments	11,031	1,234
Reserve for losses and LAE net of reinsurance recoverables at end of period	19,016	4,498
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	188,448	13,854
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$207,464	$18,352

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $2.7 million and $0.3 million during the three months ended March 31, 2021 and March 31, 2020, respectively.

Favorable prior year development during the three months ended March 31, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 primarily in the Company’s Specialty Homeowners line of business. Favorable prior year development during the three months ended March 31, 2020 was primarily due to lower than anticipated frequency and severity of claims in the Specialty Homeowners and Residential Flood lines of business.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2021:

Stock options outstanding under 2019 Equity Incentive Plan	1,004,643
Restricted stock units outstanding under 2019 Equity Incentive Plan	41,467
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	8,040
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,619,608
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	687,037
Total	4,360,795

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended March 31,
	2021	2020

	(in thousands)
Stock-Based Compensation	$938	$442

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of equity-based awards. For performance stock units (“PSUs”), any changes to expense resulting from differences in actual performance versus target are recognized over the remaining vesting period of the awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s unaudited condensed consolidated statement of income and comprehensive income.

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

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock's fair market value on the grant date, determined by the closing price of the Company's stock on the grant date. Stock options vest over a two to four-year period with 25% or 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued service. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the three months ended March 31, 2021:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	1,008,648	$23.92	8.43	$66,028
Options granted	57,353	99.39
Options exercised	(59,233)	16.32
Options cancelled	(2,125)	45.44
Outstanding at March 31, 2021	1,004,643	$28.63	8.31	$42,324
Vested and Exercisable at March 31, 2021	557,384	$15.90	8.06	$28,505

As of March 31, 2021, the Company had approximately $4.5 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.39 years.

The fair value of each option granted during the three months ended March 31, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	0.57% - 0.59%
Expected share price volatility (2)	26.06% - 26.08%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

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

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date thereafter, subject to continued service.

The following table summarizes RSU transactions for the three months ended March 31, 2021:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2021	14,734	$95.86
Granted	26,858	97.87
Released	(125)	58.06
Forfeited	—	—
Non vested outstanding at March 31, 2021	41,467	$97.28

As of March 31, 2021, the Company had approximately $3.5 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.59 years.

Performance Stock Units

During the three months ended March 31, 2021, the Company began issuing PSUs to certain employees. PSUs are generally valued using the closing price of the Company’s common stock on the grant date with vesting conditions described below.

Vesting of PSUs requires a period of future service and the number of shares which vests depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results will be measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the three months ended March 31, 2021:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2021	—	$—
Granted	8,040	97.87
Vested	—	—
Forfeited	—	—
Non vested outstanding at March 31, 2021	8,040	$97.87

The PSU grants above represent shares that would vest based on achievement of the predetermined targets and do not reflect potential increases or decreases resulting from the Company’s actual performance relative to the predetermined targets. The actual number of PSUs which vest is subject to adjustment based on the Company’s actual performance relative to the predetermined targets. As of March 31, 2021, the Company had approximately $0.7 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.75 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 4,596 shares pursuant to the ESPP during the three months ended March 31, 2021.

Share repurchases

On March 29, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorizes the repurchase by the Company of up to $40 million of its outstanding shares of common stock through the period ending on March 31, 2023. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company did not purchase any shares under this program during the three months ended March 31, 2021.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Beginning Balance	$13,246	$4,686
Other comprehensive income before reclassification	(7,796)	(7,368)
Federal income tax expense	1,637	1,547
Other comprehensive income before reclassification, net of tax	(6,159)	(5,821)
Amounts reclassified from AOCI	(51)	(15)
Federal income tax expense	11	3
Amounts reclassified from AOCI, net of tax	(40)	(12)
Other comprehensive income	(6,199)	(5,833)
Balance at end of period	$7,047	$(1,147)

7. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2021		2020

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$35,898	34.7%	$28,756	40.2%
Commercial Earthquake	21,277	20.5%	10,848	15.2%
Specialty Homeowners	14,002	13.5%	9,845	13.8%
Commercial All Risk	8,190	7.9%	12,456	17.4%
Inland Marine	7,834	7.6%	1,890	2.6%
Hawaii Hurricane	6,137	5.9%	2,695	3.8%
Residential Flood	2,283	2.2%	1,526	2.1%
Other	7,956	7.7%	3,478	4.9%
Total Gross Written Premiums	$103,577	100.0%	$71,494	100.0%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2021		2020

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$50,502	48.8%	$32,751	45.8%
Texas	11,054	10.7%	15,791	22.1%
Hawaii	6,920	6.7%	3,052	4.3%
Florida	6,058	5.8%	—	0.0%
Washington	4,088	3.9%	2,606	3.6%
North Carolina	3,888	3.8%	1,684	2.4%
Oregon	2,904	2.8%	2,097	2.9%
Illinois	2,522	2.4%	1,147	1.6%
Other	15,641	15.1%	12,366	17.3%
Total Gross Written Premiums	$103,577	100.0%	$71,494	100.0%

During the three months ended March 31, 2021, PSIC accounted for $79.8 million or approximately 77% of our gross written premiums and PESIC accounted for $23.8 million or approximately 23% of our gross written premiums.

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. The tax rate for the three months ended March 31, 2021 differs from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three months ended March 31, 2020 the tax rate differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended March 31,
	2021	2020

	(in thousands, except shares and per share data)
Net income	$16,630	$11,775
Weighted average common shares outstanding:
Basic	25,552,629	24,119,263
Common Share equivalents	703,652	659,345
Diluted	26,256,281	24,778,608

Earnings per share:
Basic	$0.65	$0.49
Diluted	$0.63	$0.48

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

As of March 31, 2021, the Company’s catastrophe event retention is $10 million for all perils and $1 million as a vertical co-participation in selected layers. As of March 31, 2021, the Company’s XOL reinsurance structure provides protection up to $1.4 billion for earthquake events and $600 million for hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which will be effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

For the period ended March 31, 2021, the Company recorded net expenses of $1.7 million in its Condensed Consolidated Statements of Income related to issuance of the catastrophe bond comprised of $3.2 million in gross expenses, offset by a $1.5 million grant receivable from the Monetary Authority of Singapore. As of March 31, 2021, the $1.5 million grant receivable is presented on the Condensed Consolidated Balance Sheet within Prepaid expenses and other assets. The Company believes it has fulfilled all requisite conditions of the Monetary Authority of Singapore for grant recognition.

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

The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 9, 2021.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $354.4 million for the year ended December 31, 2020, a compound annual growth rate (“CAGR”) of approximately 66%. For the three months ended March 31, 2021, we experienced average monthly premium retention rates above 90% for our Residential Earthquake, Commercial Earthquake, and Hawaii Hurricane lines and approximately 90% overall across all continuing lines of business, providing strong visibility into future revenue.

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

In response to the Pandemic, we have been taking several actions to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. Since March 2020, the majority of our employees have been working from home and we have implemented safeguards to ensure operational reliability and established safety protocols for employees who interact directly with the public. We also provide employees a reimbursement to help manage incremental costs associated with remote work. In addition, we are taking extra physical security and cybersecurity measures to safeguard our systems to serve the operational needs of our remote workforce and ensure uninterrupted service to our brokers and policyholders.

We have experienced business interruption claims related to the Pandemic. Our All Risk and Commercial Earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. Each of our All Risk policies has a virus and/or communicable disease exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We are acknowledging, investigating, assessing and adjudicating each claim received and providing the policyholder requisite consideration.

Our results of operations depend, in part, on the performance of our investment portfolio. Since the onset of the Pandemic, we have experienced volatility in the fair value of our investment portfolio due to unrealized losses and gains on our fixed income securities. The economic impacts of the Pandemic could reduce our net investment income and result in realized investment losses in future periods.

We have not seen a significant impact on the growth rate of our gross written premiums since the beginning of the Pandemic. However, the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided and we cannot anticipate all the ways in which the Pandemic could adversely impact our business in the future.

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

Our ceded written premiums can be impacted significantly in certain periods due to changes in quota share agreements. In periods where we modify a quota share agreement, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends. In addition, our XOL costs as a percentage of gross earned premiums may vary each period due to changes of premium in-force during the XOL contract period or due to acceleration of XOL charges or the need to purchase additional reinsurance due to losses.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, most of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

●	The occurrence, frequency and severity of catastrophe events in the areas where we underwrite policies relating to these perils;
●	The occurrence, frequency and severity of non-catastrophe attritional losses;
●	The mix of business written by us;
●	The reinsurance agreements we have in place at the time of a loss;
●	The geographic location and characteristics of the policies we underwrite;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs; and
●	Inflation in housing and construction costs.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions we receive on business ceded under quota share reinsurance contracts. In addition, acquisition expenses include premium-related taxes and other fees. Acquisition expenses related to each policy we write are deferred and expensed pro rata over the term of the policy.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Net Investment Income

We earn investment income on our portfolio of invested assets. Our invested assets are primarily comprised of fixed maturity securities, and may also include cash and cash equivalents, and equity securities. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes changes in fair value, caused by changes in interest rates, the size of our investment portfolio is mainly a function of our invested capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses. Our balance of invested capital may be impacted in the future by repurchases of shares of our common stock.

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

Underwriting income is a non-GAAP financial measure defined as income before income taxes excluding net investment income and net realized and unrealized gains and losses on investments. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income before income taxes calculated in accordance with GAAP to underwriting income.

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

Results of Operations

Three months ended March 31, 2021 compared to three months ended March 31, 2020

The following table summarizes our results for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$103,577	71,494	$32,083	44.9%
Ceded written premiums	(43,364)	(29,495)	(13,869)	47.0%
Net written premiums	60,213	41,999	18,214	43.4%
Net earned premiums	47,053	34,806	12,247	35.2%
Commission and other income	711	738	(27)	(3.7)%
Total underwriting revenue (1)	47,764	35,544	12,220	34.4%
Losses and loss adjustment expenses	(4,423)	1,863	(6,286)	(337.4)%
Acquisition expenses	19,313	13,046	6,267	48.0%
Other underwriting expenses	14,248	7,951	6,297	79.2%
Underwriting income (1)	18,626	12,684	5,942	46.8%
Net investment income	2,219	2,035	184	9.0%
Net realized and unrealized gains (losses) on investments	(739)	440	(1,179)	(268.0)%
Income before income taxes	20,106	15,159	4,947	32.6%
Income tax expense	3,476	3,384	92	2.7%
Net income	$16,630	$11,775	$4,855	41.2%
Adjustments:
Expenses associated with transactions and stock offerings	410	253	157	NM
Stock-based compensation expense	938	442	496	NM
Amortization of intangibles	337	—	337	NM
Expenses associated with catastrophe bond, net of rebate	1,683	—	1,683	NM
Tax impact	(712)	(149)	(563)	NM
Adjusted net income (1)	$19,286	$12,321	$6,965	56.5%
Key Financial and Operating Metrics
Annualized return on equity	18.0%	19.7%
Annualized adjusted return on equity (1)	20.8%	20.6%
Loss ratio	(9.4)%	5.4%
Expense ratio	69.8%	58.2%
Combined ratio	60.4%	63.6%
Adjusted combined ratio (1)	53.3%	61.6%
Diluted earnings per share	$0.63	$0.48
Diluted adjusted earnings per share (1)	$0.73	$0.50
Catastrophe losses	$(9,631)	$—
Catastrophe loss ratio (1)	(20.5)%	—%
Adjusted combined ratio excluding catastrophe losses (1)	73.7%	61.6%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $32.1 million, or 44.9% to $103.6 million for the three months ended March 31, 2021 compared to $71.5 million for the three months ended March 31, 2020. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$35,898	34.7%	$28,756	40.2%	$7,142	24.8%
Commercial Earthquake	21,277	20.5%	10,848	15.2%	10,429	96.1%
Specialty Homeowners	14,002	13.5%	9,845	13.8%	4,157	42.2%
Commercial All Risk	8,190	7.9%	12,456	17.4%	(4,266)	(34.2)%
Inland Marine	7,834	7.6%	1,890	2.6%	5,944	314.5%
Hawaii Hurricane	6,137	5.9%	2,695	3.8%	3,442	127.7%
Residential Flood	2,283	2.2%	1,526	2.1%	757	49.6%
Other	7,956	7.7%	3,478	4.9%	4,478	128.8%
Total Gross Written Premiums	$103,577	100.0%	$71,494	100.0%	$32,083	44.9%

During the three months ended March 31, 2021, PSIC accounted for $79.8 million or approximately 77% of our gross written premiums and PESIC accounted for $23.8 million or approximately 23% of our gross written premiums.

Ceded Written Premiums

Ceded written premiums increased $13.9 million, or 47.0%, to $43.4 million for the three months ended March 31, 2021 from $29.5 million for the three months ended March 31, 2020. The increase was primarily due to an increase in excess of loss (“XOL”) reinsurance expense due to growth in exposure and additional charges resulting from Winter Storm Uri (“Uri”), which impacted our Specialty Homeowners and Commercial All Risk products.

Catastrophe losses from Uri caused us to utilize certain layers of our XOL program which increased our expense during the current quarter and will result in increased expense in the second quarter of 2021. During the three months ended March 31, 2021, the Company incurred an additional $4.0 million of expense associated with the reinstatement of its reinsurance program. The Company also expects to incur similar costs in the second quarter of 2021.

In addition to XOL increases, we had increased quota share cessions due to growth in the volume of written premiums subject to quota shares.

Ceded written premiums as a percentage of gross written premiums increased to 41.9% for the three months ended March 31, 2021 from 41.3% for the three months ended March 31, 2020. This increase was primarily due to XOL charges and a higher proportion of our written premiums being subject to quota shares.

Net Written Premiums

Net written premiums increased $18.2 million, or 43.4%, to $60.2 million for the three months ended March 31, 2021 from $42.0 million for the three months ended March 31, 2020. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake and Residential Earthquake lines offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $12.2 million, or 35.2%, to $47.1 million for the three months ended March 31, 2021 from $34.8 million for the three months ended March 31, 2020 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$91,293	$64,974	$26,319	40.5%
Ceded earned premiums	(44,240)	(30,168)	(14,072)	46.6%
Net earned premiums	$47,053	$34,806	$12,247	35.2%

Net earned premium ratio	51.5%	53.6%

Commission and Other Income

Commission and other income decreased by an immaterial amount and was approximately $0.7 million for each of the three months ended March 31, 2021 and March 31, 2020. The decrease was due to decreased commission income on policies we write through our affiliated managing general agent. This was offset by an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $6.3 million to negative $4.4 million for the three months ended March 31, 2021 from $1.9 million for the three months ended March 31, 2020. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$(9,631)	$—	$(9,631)	NM
Non-catastrophe losses	5,208	1,863	3,345	179.5%
Total losses and loss adjustment expenses	$(4,423)	$1,863	$(6,286)	(337.4)%

NM- not meaningful

Our catastrophe loss ratio was negative 20.5% during the three months ended March 31, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 Hurricanes and due to reinsurance recoveries. We did not incur any catastrophe losses during the three months ended March 31, 2020.

Our non-catastrophe loss ratio was 11.1% for the three months ended March 31, 2021 compared to 5.4% during the three months ended March 31, 2020. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as Commercial All-Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $6.3 million, or 48.0%, to $19.3 million for the three months ended March 31, 2021 from $13.0 million for the three months ended March 31, 2020. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.2% for the three months ended March 31, 2021 compared to 20.1% for the three months ended March 31, 2020. Acquisition expenses as a percentage of gross earned premiums increased due to changes in business mix and changes in our Specialty Homeowners ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $6.3 million, or 79.2%, to $14.2 million for the three months ended March 31, 2021 from $7.9 million for the three months ended March 31, 2020. The increase was primarily due to the company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company. In addition, during the first quarter of 2021, other underwriting expenses were significantly impacted by expenses associated with the issuance of a catastrophe bond.

Other underwriting expenses as a percentage of gross earned premiums were 15.6% for the three months ended March 31, 2021 compared to 12.2% for the three months ended March 31, 2020. Excluding the impact of expenses relating to transactions and stock offerings, stock-based compensation, amortization of intangibles and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 11.9% for the three months ended March 31, 2021 compared to 11.2% for the three months ended March 31, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.2 million, or 9.0%, to $2.2 million for the three months ended March 31, 2021 from $2.0 million for the three months ended March 31, 2020. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2021 due primarily to proceeds from our June 2020 stock offering and the investing of our cash generated from operations, partially offset by lower yields on investments due to a lower interest rate environment.

Net realized and unrealized gains on investments decreased $1.2 million, or 268.0%, to a $0.7 million loss for the three months ended March 31, 2021 from a $0.4 million gain for the three months ended March 31, 2020 due to unrealized losses on our fixed income based equity securities during the period ended March 31, 2021. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$2,238	$2,001	$237	11.8%
Dividend income	99	125	(26)	(20.8)%
Investment management fees and expenses	(118)	(91)	(27)	29.7%
Net investment income	2,219	2,035	184	9.0%
Net realized and unrealized gains (losses) on investments	(739)	440	(1,179)	(268.0)%
Total	$1,480	$2,475	$(995)	(40.2)%

Income Tax Expense

Income taxes increased $0.1 million or 2.7% to $3.5 million for the three months ended March 31, 2021 from $3.4 million for the three months ended March 31, 2020 as we had higher pre-tax income during the three months ended March 31, 2021. During the three months ended March 31, 2021, our income tax rate differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three months ended March 31, 2020 the tax rate differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations.

Reconciliation of Non-GAAP Financial Measures

Underwriting Revenue

We define underwriting revenue as total revenue excluding net investment income and net realized and unrealized gains and losses on investments. Underwriting revenue represents revenue generated by our underwriting operations and allows us to evaluate our underwriting performance without regard to investment results. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting revenue should not be viewed as a substitute for total revenue calculated in accordance with GAAP, and other companies may define underwriting revenue differently.

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Total revenue	$49,244	$38,019
Net investment income	(2,219)	(2,035)
Net realized and unrealized (gains) losses on investments	739	(440)
Underwriting revenue	$47,764	$35,544

Underwriting Income

We define underwriting income as income before income taxes excluding net investment income and net realized and unrealized gains and losses on investments. Underwriting income represents the pre-tax profitability of our underwriting operations and allows us to evaluate our underwriting performance without regard to investment results. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Underwriting income should not be viewed as a substitute for pre-tax income calculated in accordance with GAAP, and other companies may define underwriting income differently.

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Income before income taxes	$20,106	$15,159
Net investment income	(2,219)	(2,035)
Net realized and unrealized (gains) losses on investments	739	(440)
Underwriting income	$18,626	$12,684

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Net income	$16,630	$11,775
Adjustments:
Expenses associated with transactions and stock offerings	410	253
Stock-based compensation expense	938	442
Amortization of intangibles	337	—
Expenses associated with catastrophe bond, net of rebate	1,683	—
Tax impact	(712)	(149)
Adjusted net income	$19,286	$12,321

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2021	2020

	($ in thousands)

Annualized adjusted net income	$77,144	$49,284
Average stockholders' equity	$370,048	$239,688
Annualized adjusted return on equity	20.8%	20.6%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2021	2020

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$28,427	$22,122
Denominator: Net earned premiums	$47,053	$34,806
Combined ratio	60.4%	63.6%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$(410)	$(253)
Stock-based compensation expense	(938)	(442)
Amortization of intangibles	(337)	—
Expenses associated with catastrophe bond, net of rebate	(1,683)	—
Adjusted combined ratio	53.3%	61.6%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands, except per share data)

Adjusted net income	$19,286	$12,321
Weighted-average common shares outstanding, diluted	26,256,281	24,778,608
Diluted adjusted earnings per share	$0.73	$0.50

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended
	March 31,
	2021	2020

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$(4,423)	$1,863
Denominator: Net earned premiums	$47,053	$34,806
Loss ratio	(9.4)%	5.4%

Numerator: Catastrophe losses	$(9,631)	$—
Denominator: Net earned premiums	$47,053	$34,806
Catastrophe loss ratio	(20.5)%	0.0%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2021	2020

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$28,427	$22,122
Denominator: Net earned premiums	$47,053	$34,806
Combined ratio	60.4%	63.6%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$(410)	$(253)
Stock-based compensation expense	(938)	(442)
Amortization of intangibles	(337)	—
Expenses associated with catastrophe bond, net of rebate	(1,683)	—
Catastrophe losses	9,631	—
Adjusted combined ratio excluding catastrophe losses	73.7%	61.6%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2021	2020

	(in thousands)
Stockholders' equity	$376,382	$363,713
Intangible assets	(11,186)	(11,512)
Tangible stockholders' equity	$365,196	$352,201

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

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. As such, PESIC is unable to pay a dividend or distribution in 2021 without the approval of the Arizona Insurance Commissioner as it had a statutory net loss in 2020.

State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. In addition, state insurance regulators may adopt statutory provisions and dividend limitations more restrictive than those currently in effect in the future.

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

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from offerings of equity securities. We use our cash flows primarily to pay reinsurance premiums, operating expenses, losses and loss adjustment expenses, and income taxes. We also recently implemented a share repurchase plan and may use our cash to purchase outstanding shares of our common stock in the future.

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

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three months ended
	March 31,
	2021	2020

	($ in thousands)
Cash provided by (used in):
Operating activities	$(13,054)	$21,804
Investing activities	1,816	(66,874)
Financing activities	1,300	35,880
Change in cash, cash equivalents, and restricted cash	$(9,938)	$(9,190)

Our cash flow from operating activities was negative during the three months ended March 31, 2021 due to an increase in net operating assets primarily related to payment on claims in excess of reinsurance recoveries. Our cash flow from operating activities was positive during the three months ended March 31, 2020 due to net income and a decrease in net operating assets.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash provided by in investing activities for the three months ended March 31, 2021 related primarily to sales and maturities of fixed maturity and equity securities in excess of purchases. Cash used in investing activities for the three months ended March 31, 2020 related primarily to purchases of fixed maturity and equity securities in excess of sales and maturities.

Cash provided by financing activities for three months ended March 31, 2021 was related to the receipt of $0.3 million in proceeds from the issuance of common stock via our employee stock purchase plan, and the receipt of $1.0 million from the issuance of common stock via stock option exercises. Cash provided by financing activities for the three months ended March 31, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 Secondary Offering and the receipt of $0.4 million in proceeds related to the issuance of common stock pursuant to our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $436.7 million in cash and investment securities available at March 31, 2021. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Stockholders’ Equity

At March 31, 2021 total stockholders’ equity was $376.4 million and tangible stockholders’ equity was $365.2 million, compared to total stockholders’ equity of $363.7 million and tangible stockholders’ equity of $352.2 million as of December 31, 2020. Stockholder’s equity increased primarily due to net income, issuance of common stock and stock-based compensation from our equity compensation plans off set by unrealized losses on fixed maturity securities.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2021, the majority of our investment portfolio, or $402.3 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $10.5 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non-restricted cash and cash equivalent balance of $23.6 million at March 31, 2021. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.97 and 3.96 years and an average rating of “A1/A” and “A2/A” at March 31, 2021 and December 31, 2020, respectively. Our fixed income investment portfolio had a book yield of 2.24% as of March 31, 2021, compared to 2.27% as of December 31, 2020.

At March 31, 2021 and December 31, 2020 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$20,431	$20,842	5.2%
States, territories, and possessions	6,196	6,424	1.6%
Political subdivisions	2,020	2,105	0.5%
Special revenue excluding mortgage/asset-backed securities	40,261	41,060	10.2%
Industrial and miscellaneous	240,458	245,767	61.1%
Mortgage/asset-backed securities	84,053	86,083	21.4%
Total available-for-sale investments	$393,419	$402,281	100.0%

	Amortized	Fair	% of Total
December 31, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,308	$17,059	4.3%
States, territories, and possessions	6,208	6,636	1.7%
Political subdivisions	2,027	2,152	0.5%
Special revenue excluding mortgage/asset-backed securities	39,704	41,227	10.4%
Industrial and miscellaneous	234,049	245,360	61.6%
Mortgage/asset-backed securities	82,983	85,553	21.5%
Total available-for-sale investments	$381,279	$397,987	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2021 and December 31, 2020:

	Estimated	% of
March 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$92,122	22.9%
AA	51,090	12.7%
A	157,694	39.2%
BBB	89,709	22.3%
BB	10,862	2.7%
NR	804	0.2%
	$402,281	100.0%

	Estimated	% of
December 31, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$91,156	22.9%
AA	54,342	13.7%
A	149,977	37.7%
BBB	88,817	22.3%
BB	11,425	2.9%
NA/NR	2,270	0.5%
	$397,987	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2021 were as follows:

	Amortized	Fair	% of Total
March 31, 2021	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$20,999	$21,236	5.3%
Due after one year through five years	146,845	150,373	37.4%
Due after five years through ten years	103,649	106,158	26.4%
Due after ten years	37,873	38,431	9.5%
Mortgage and asset-backed securities	84,053	86,083	21.4%
	$393,419	$402,281	100.0%

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which will be effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

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

Critical accounting estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2020 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2020 Annual Report on Form 10-K

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 74.8% rated “A−” or better. At March 31, 2021, 0.2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;

●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 54% of our gross written premiums for the year ended December 31, 2020 and 49% for the three months ended March 31, 2021, and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due higher material and labor costs, increases in concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. For example, Hurricane Harvey in August 2017 caused our gross losses and loss adjustment expenses to increase significantly from the prior year and catastrophe losses from multiple storms during the third and fourth quarters of 2020 also caused our gross loss and loss adjustment expenses to increase significantly from the prior year. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $10 million for all perils and we retain $1 million as a vertical co-participation in selected layers of our reinsurance program. Effective December 31, 2020, our reinsurance coverage exhausts at $1.4 billion for earthquake events and $600 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2021, we had $217.6 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which will be effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. There can be no assurances that we will be able to complete such offerings on acceptable terms, if at all. If we are unable to renew our expiring contracts, enter into new reinsurance arrangements on acceptable terms or expand our catastrophe coverage through future bond offerings or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

In addition, output from our risk modeling software is based on third-party data that we believe to be reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance-to-value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials such as lumber and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2020, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our Company as a whole group and individually to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 49% and 19% of our gross written premiums, respectively, for the year ended December 31, 2020 and 49% and 11% for the three months ended March 31, 2021. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. In particular, our future success is substantially dependent on the continued service of our Co-Founder and Chief Executive Officer and Chairman, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $191.3 million or 54% of our gross written premiums for the year ended December 31, 2020 and $51.0 million or 49% for the three months ended March 31, 2021. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

In particular, competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation, which may further increase competition.

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

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we monitor broker behavior and review financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline, and our financial condition and results of operations could be materially and adversely affected.

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

In addition, if we do not manage our TPAs effectively, or if our TPAs are unable to effectively handle our volume of claims, our ability to handle an increasing workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our results of operations.

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

If we are unable to successfully scale our excess and surplus insurance company, our business and future prospects may be harmed.

During the third quarter of 2020, we launched our excess and surplus lines (E&S) insurance product offerings via our surplus lines subsidiary, Palomar Excess and Surplus Insurance Company (‘‘PESIC’’). The E&S market is highly competitive and many of our competitors are better capitalized and have a longer history in the market. While we believe that the underwriting acumen and market expertise we have established through our admitted insurance company, PSIC, can be applied to the surplus lines market as well, there can be no assurances that we will be successful in accurately analyzing risks and scaling a profitable operation in the E&S market. If we are unable to underwrite profitably in the E&S market, our business and future prospects may be adversely impacted.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage. Additionally, the full extent of the impact of COVID-19 on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

The current Pandemic has caused significant disruption in the global and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school closures, reduction in business activity, increased unemployment, supply chain interruptions, and overall economic and financial market instability. There continue to be significant reported cases of infected individuals throughout the United States and globally. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

●	employees contracting COVID-19 and/or related variants;
●	reductions in our operating effectiveness as our employees work from home;
●	unavailability of key personnel necessary to conduct our business activities;
●	volatility in financial markets that could materially affect our investment portfolio valuations and returns;
●	government mandates and/or legislative changes, including premium grace periods and presumed Pandemic compensability for all or certain insured groups;
●	increases in frequency and/or severity of compensable claims;
●	increased credit risk;
●	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
●	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $10.5 million as of March 31, 2021.

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

A significant portion of our employees work remotely and outside of our primary offices. We believe remote work increases the need for our information technology and telecommunications systems to work properly and creates additional operational risk and difficulty should these systems fail.

Risks Related to Laws and Regulations

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

PSIC is subject to extensive regulation in Oregon, its state of domicile, California, where it is commercially domiciled, and to a lesser degree, the other states in which it operates. PESIC is subject to extensive regulation in Arizona, its state of domicile, and to a lesser degree, the other states in which it writes business. Our Bermuda based reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), is subject to regulation in Bermuda.

Most insurance regulations are designed to protect the interests of insurance policyholders, as opposed to the interests of investors or stockholders. These regulations generally are administered by a department of insurance in each state and relate to, among other things, capital and surplus requirements, investment and underwriting limitations, affiliate transactions, dividend limitations, changes in control, solvency and a variety of other financial and non-financial aspects of our business. Significant changes in these laws and regulations could further limit our discretion or make it more expensive to conduct our business. State insurance regulators and the Bermuda Monetary Authority (“the BMA”), also conduct periodic examinations of the affairs of insurance and reinsurance companies and require the filing of annual and other reports relating to financial condition, holding company issues and other matters. These regulatory requirements may impose timing and expense constraints that could adversely affect our ability to achieve some or all our business objectives.

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

Legislation commonly known as the Tax Cuts and Jobs Act (“the Tax Act”) was signed into law on December 22, 2017. The Tax Act made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations. One of the associated changes which could impact us is a limitation on the deduction of state and local taxes and mortgage interest. This limitation particularly affects taxpayers in states with relatively high home prices and state and local taxes, such as California, where a significant portion of our business is concentrated.

Any future tax legislation which alters provisions of the Tax Act such as changing the corporate tax rate could have a negative impact on our results of operations and profitability.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 32 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.4 million in 2020. There were no assessments for the three months ended March 21, 2021. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The impact of changes in GAAP cannot be predicted but may affect the calculation of net income, stockholders’ equity, and other relevant financial statement line items.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the Pandemic, among other factors, could impact our business and liquidity. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;

•	short sales, hedging and other derivative transactions in our common stock;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•	additions or departures in our Board or Directors, senior management or other key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions, including those caused by the Pandemic;
•	changes in accounting principles;
•	any indebtedness we may incur or securities we may issue in the future;
•	default under agreements governing our indebtedness;
•	exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•	changes in our credit ratings;
•	changes in corporate tax rates;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, pandemics, acts of terrorism, or responses to these events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

On March 29, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorizes the repurchase by the Company of up to $40 million of its outstanding shares of common stock through the period ending on March 31, 2023. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company did not purchase any shares under this program during the three months ended March 31, 2021.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	inline XBRL Instance Document
101.SCH	inline XBRL Taxonomy Extension Schema Document
101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: May 6, 2021	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2021	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)