Form 10-Q
period 2021-06-30
Palomar Holdings, Inc.
filed 2021-08-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

Number of shares of the registrant’s common shares outstanding at August 2, 2021: 25,375,303

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $384,450 in 2021; $381,279 in 2020)	$396,637	$397,987
Equity securities, at fair value (cost: $5,407 in 2021; $22,291 in 2020)	5,554	24,322
Total investments	402,191	422,309
Cash and cash equivalents	24,932	33,538
Restricted cash	687	248
Accrued investment income	2,629	2,545
Premium receivable	71,605	48,842
Deferred policy acquisition costs	46,007	35,481
Reinsurance recoverable on unpaid losses and loss adjustment expenses	145,459	94,566
Reinsurance recoverable on paid losses and loss adjustment expenses	49,458	10,162
Ceded unearned premiums	37,419	35,031
Prepaid expenses and other assets	37,787	34,119
Property and equipment, net	633	739
Intangible assets, net	10,849	11,512
Total assets	$829,656	$729,092
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$20,954	$20,730
Reserve for losses and loss adjustment expenses	169,092	129,036
Unearned premiums	222,612	183,489
Ceded premium payable	29,019	22,233
Funds held under reinsurance treaty	6,823	4,515
Deferred tax liabilities, net	4,411	5,376
Total liabilities	452,911	365,379
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,369,503 and 25,525,796 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	313,910	310,507
Accumulated other comprehensive income	9,757	13,246
Retained earnings	53,075	39,957
Total stockholders' equity	376,745	363,713
Total liabilities and stockholders' equity	$829,656	$729,092

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Gross written premiums	$129,359	$83,807	$232,936	$155,301
Ceded written premiums	(51,568)	(30,198)	(94,932)	(59,693)
Net written premiums	77,791	53,609	138,004	95,608
Change in unearned premiums	(23,576)	(14,289)	(36,736)	(21,482)
Net earned premiums	54,215	39,320	101,268	74,126
Net investment income	2,194	2,114	4,413	4,148
Net realized and unrealized gains (losses) on investments	300	778	(439)	1,219
Commission and other income	1,006	937	1,717	1,675
Total revenues	57,715	43,149	106,959	81,168
Expenses:
Losses and loss adjustment expenses	7,235	3,978	2,813	5,841
Acquisition expenses	22,424	14,886	41,737	27,933
Other underwriting expenses	12,539	8,976	26,786	16,928
Total expenses	42,198	27,840	71,336	50,702
Income before income taxes	15,517	15,309	35,623	30,466
Income tax expense	3,177	3,297	6,653	6,681
Net income	12,340	12,012	28,970	23,785
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three and six months ended June 30, 2021 and 2020, respectively	2,710	10,676	(3,489)	4,843
Net comprehensive income	$15,050	$22,688	$25,481	$28,628
Per Share Data:
Basic earnings per share	$0.48	$0.49	$1.14	$0.98
Diluted earnings per share	$0.47	$0.48	$1.11	$0.95

Weighted-average common shares outstanding:
Basic	25,479,561	24,343,425	25,515,893	24,231,344
Diluted	26,104,880	25,057,029	26,181,206	24,922,630

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive income (loss), net of tax	—	—	—	4,843	—	4,843
Stock-based compensation	—	—	907	—	—	907
Issuance of common stock in stock offerings, net of offering costs	1,900,000	—	125,688	—	—	125,688
Issuance of common stock via employee stock purchase plan	21,111	—	416	—	—	416
Issuance of common stock via equity incentive plan	78,460	—	1,048	—	—	1,048
Net income	—	—	—	—	23,785	23,785
Balance at June 30, 2020	25,468,321	$2	$308,071	$9,529	$57,641	$375,243

Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive income (loss), net of tax	—	—	—	(3,489)	—	(3,489)
Stock-based compensation	—	—	1,845	—	—	1,845
Issuance of common stock via employee stock purchase plan	4,596	—	333	—	—	333
Issuance of common stock via equity incentive plan	78,207	—	1,225	—	—	1,225
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	28,970	28,970
Balance at June 30, 2021	25,369,503	$3	$313,910	$9,757	$53,075	$376,745

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net cash provided by (used in) operating activities	$(9,352)	$24,499
Investing activities
Purchases of property and equipment	(18)	(63)
Purchases of fixed maturity securities	(56,267)	(130,755)
Purchases of equity securities	(6,157)	(27,736)
Sales and maturities of fixed maturity securities	52,164	71,027
Sales of equity securities	24,268	13,492
Securities receivable or payable, net	1,500	(1,023)
Payment of additional costs associated with purchase of policy renewal rights	(11)	—
Net cash provided by (used in) investing activities	15,479	(75,058)
Financing activities
Proceeds from stock offerings, net of offering costs	—	125,688
Proceeds from common stock issued via employee stock purchase plan	333	416
Proceeds from common stock issued via stock option exercises	1,225	1,048
Repurchases of common stock	(15,852)	—
Net cash provided by (used in) financing activities	(14,294)	127,152
Net increase (decrease) in cash, cash equivalents and restricted cash	(8,167)	76,593
Cash, cash equivalents and restricted cash at beginning of period	33,786	33,349
Cash, cash equivalents and restricted cash at end of period	$25,619	$109,942
Supplementary cash flow information:
Cash paid for income taxes	$—	$—
Cash paid for interest	$—	$—

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$24,932	$33,538
Restricted cash	687	248
Cash and cash equivalents and restricted cash	$25,619	$33,786

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

2020. The Company adopted this guidance on January 1, 2021 and adoption did not have a material impact on the consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$18,967	$522	$(113)	$19,376
States, territories, and possessions	6,183	383	(10)	6,556
Political subdivisions	2,013	115	—	2,128
Special revenue excluding mortgage/asset-backed securities	39,819	1,510	(3)	41,326
Corporate and other	235,195	8,632	(865)	242,962
Mortgage/asset-backed securities	82,273	2,101	(85)	84,289
Total available-for-sale investments	$384,450	$13,263	$(1,076)	$396,637

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,308	$756	$(5)	$17,059
States, territories, and possessions	6,208	428	—	6,636
Political subdivisions	2,027	125	—	2,152
Special revenue excluding mortgage/asset-backed securities	39,704	1,525	(2)	41,227
Corporate and other	234,049	11,602	(291)	245,360
Mortgage/asset-backed securities	82,983	2,785	(215)	85,553
Total available-for-sale investments	$381,279	$17,221	$(513)	$397,987

Security holdings in an unrealized loss position

As of June 30, 2021, the Company held 111 fixed maturity securities in an unrealized loss position with a total estimated fair value of $76.0 million and total gross unrealized losses of $1.1 million. As of December 31, 2020, the Company held 90 fixed maturity securities in an unrealized loss position with a total estimated fair value of $41.5 million and total gross unrealized losses of $0.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2021 and December 31, 2020, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$7,519	$(113)	$—	$—	$7,519	$(113)
States, territories, and possessions	3,352	(10)	—	—	3,352	(10)
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	2,398	(3)	—	—	2,398	(3)
Corporate and other	50,842	(662)	56	(203)	50,898	(865)
Mortgage/asset-backed securities	9,412	(57)	2,467	(28)	11,879	(85)
Total	$73,523	$(845)	$2,523	$(231)	$76,046	$(1,076)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,496	$(5)	$—	$—	$1,496	$(5)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	520	(2)	—	—	520	(2)
Corporate and other	22,718	(234)	203	(57)	22,921	(291)
Mortgage/asset-backed securities	16,092	(211)	496	(4)	16,588	(215)
Total	$40,826	$(452)	$699	$(61)	$41,525	$(513)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

Based on the Company’s reviews as of June 30, 2021, the Company recorded an immaterial allowance for credit losses pertaining to one investment security. For the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2021, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$28,427	$28,687
Due after one year through five years	131,078	134,954
Due after five years through ten years	105,491	110,016
Due after ten years	37,181	38,691
Mortgage and asset-backed securities	82,273	84,289
	$384,450	$396,637

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Interest income	$2,262	$2,092	$4,501	$4,093
Dividend income	58	120	157	245
Investment expense	(126)	(98)	(245)	(190)
Net investment income	$2,194	$2,114	$4,413	$4,148

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$166	$175	$218	$185
Gains on sales of equity securities	420	—	1,229	—
Total realized gains	586	175	1,447	185
Realized losses:
Losses on sales of fixed maturity securities	—	(44)	(2)	(44)
Losses on sales of equity securities	—	(2)	—	(2)
Total realized losses	—	(46)	(2)	(46)
Net realized investment gains	586	129	1,445	139
Net unrealized gains (losses) on equity securities	(286)	649	(1,884)	1,080
Net realized and unrealized gains (losses) on investments	$300	$778	$(439)	$1,219

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $11.1 million and $10.5 million for the six months ended June 30, 2021 and 2020, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. At both June 30, 2021 and December 31, 2020, the carrying value of securities on deposit with state regulatory authorities was $7.5 million.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020.

June 30, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$19,376	$—	$19,376
States, territories, and possessions	—	6,556	—	6,556
Political subdivisions	—	2,128	—	2,128
Special revenue excluding mortgage/asset-backed securities	—	41,326	—	41,326
Corporate and other	—	242,962	—	242,962
Mortgage/asset-backed securities	—	84,289	—	84,289
Equity securities	5,554	—	—	5,554
Cash, cash equivalents, and restricted cash	25,619	—	—	25,619
Total assets	$31,173	$396,637	$—	$427,810

December 31, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,059	$—	$17,059
States, territories, and possessions	—	6,636	—	6,636
Political subdivisions	—	2,152	—	2,152
Special revenue excluding mortgage/asset-backed securities	—	41,227	—	41,227
Corporate and other	—	245,360	—	245,360
Mortgage/asset-backed securities	—	85,553	—	85,553
Equity securities	24,322	—	—	24,322
Cash, cash equivalents, and restricted cash	33,786	—	—	33,786
Total assets	$58,108	$397,987	$—	$456,095

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of June 30, 2021 and December 31, 2020, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$19,016	$4,499	$34,470	$3,869
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	7,612	3,885	5,916	6,064
Prior years	(377)	93	(3,103)	(223)
Total incurred	7,235	3,978	2,813	5,841
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	(1,060)	1,171	620	1,522
Prior years	3,678	219	13,030	1,101
Total payments	2,618	1,390	13,650	2,623
Reserve for losses and LAE net of reinsurance recoverables at end of period	23,633	7,087	23,633	7,087
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	145,459	17,129	145,459	17,129
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$169,092	$24,216	$169,092	$24,216

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $0.4 million during the three months ended June 30, 2021 and adverse development of $0.09 million in the three months ended June 30, 2020.

The Company experienced favorable prior year development of $3.1 million and $0.2 million during the six months ended June 30, 2021 and June 30, 2020, respectively.

Favorable prior year development during the three months ended June 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 in the Company’s Commercial All Risk and Specialty Homeowners line of business. Adverse development in the three months ended June 30, 2020 was primarily due to reported activity in the Assumed Reinsurance line of business.

Favorable prior year development during the six months ended June 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 in the Company’s Commercial All Risk and Specialty Homeowners line of business. Favorable development in the six months ended June 30, 2020 was primarily due to lower than anticipated frequency and severity of claims in the Specialty Homeowners and Residential Flood lines of business.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2021:

Stock options outstanding under 2019 Equity Incentive Plan	994,991
Restricted stock units outstanding under 2019 Equity Incentive Plan	44,964
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	8,186
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,606,622
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	687,037
Total	4,341,800

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Stock-Based Compensation	$907	$464	$1,845	$907

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

The following table summarizes stock option transactions for the six months ended June 30, 2021:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	1,008,648	$23.92	8.43	$66,028
Options granted	67,248	95.52
Options exercised	(76,412)	16.03
Options canceled	(4,493)	46.96
Outstanding at June 30, 2021	994,991	$29.26	7.90	$48,672
Vested and Exercisable at June 30, 2021	602,621	$16.85	7.67	$35,322

As of June 30, 2021, the Company had approximately $4.2 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.29 years.

The fair value of each option granted during the six months ended June 30, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	0.57% - 1.09%
Expected share price volatility (2)	26.06% - 26.27%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

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

The following table summarizes RSU transactions for the six months ended June 30, 2021:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2021	14,734	$95.86
Granted	32,249	93.57
Released	(1,795)	73.60
Forfeited	(224)	97.87
Non vested outstanding at June 30, 2021	44,964	$95.10

As of June 30, 2021, the Company had approximately $3.5 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.32 years.

Performance Stock Units

During the six months ended June 30, 2021, the Company began issuing PSUs to certain employees. PSUs are generally valued using the closing price of the Company’s common stock on the grant date with vesting conditions described below.

Vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results will be measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the six months ended June 30, 2021:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2021	—	$—
Granted	8,186	97.38
Vested	—	—
Forfeited	—	—
Non vested outstanding at June 30, 2021	8,186	$97.38

The PSU grants above represent shares that would vest based on achievement of the predetermined targets and do not reflect potential increases or decreases resulting from the Company’s actual performance relative to the predetermined targets. The actual number of PSUs which vest is subject to adjustment based on the Company’s actual performance relative to the predetermined targets. As of June 30, 2021, the Company had approximately $0.7 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.5 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 4,596 shares pursuant to the ESPP during the six months ended June 30, 2021.

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

The Company purchased 239,096 shares for $15.8 million under this program during the six months ended June 30, 2021. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Beginning Balance	$13,246	$4,686
Other comprehensive income before reclassification	(4,199)	6,277
Federal income tax expense	881	(1,318)
Other comprehensive income before reclassification, net of tax	(3,318)	4,959
Amounts reclassified from AOCI	(217)	(147)
Federal income tax expense	46	31
Amounts reclassified from AOCI, net of tax	(171)	(116)
Other comprehensive income	(3,489)	4,843
Balance at end of period	$9,757	$9,529

7. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$42,192	32.6%	$34,240	40.9%	$78,090	33.5%	$62,996	40.6%
Specialty Homeowners	19,135	14.8%	11,568	13.8%	33,138	14.2%	21,413	13.8%
Commercial Earthquake	17,343	13.4%	11,818	14.1%	38,619	16.6%	22,666	14.6%
Commercial All Risk	14,976	11.6%	14,841	17.7%	23,165	9.9%	27,297	17.6%
Inland Marine	11,681	9.0%	3,451	4.1%	19,515	8.4%	5,341	3.4%
Hawaii Hurricane	7,788	6.0%	3,242	3.9%	13,925	6.0%	5,937	3.8%
Residential Flood	2,865	2.2%	2,032	2.4%	5,149	2.2%	3,558	2.3%
Other	13,379	10.4%	2,615	3.1%	21,335	9.2%	6,093	3.9%
Total Gross Written Premiums	$129,359	100.0%	$83,807	100.0%	$232,936	100.0%	$155,301	100.0%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$54,223	41.9%	$38,420	45.9%	$104,725	45.0%	$71,172	45.8%
Texas	17,373	13.4%	18,796	22.4%	28,427	12.2%	34,587	22.3%
Florida	11,697	9.0%	—	0.0%	17,755	7.6%	—	0.0%
Hawaii	9,041	7.0%	3,840	4.6%	15,970	6.9%	6,892	4.5%
Washington	4,663	3.6%	3,055	3.7%	8,751	3.8%	5,661	3.6%
North Carolina	4,264	3.3%	2,609	3.1%	8,152	3.5%	4,293	2.8%
Illinois	3,173	2.5%	1,694	2.0%	5,775	2.4%	2,841	1.8%
Oregon	2,818	2.2%	2,289	2.7%	5,723	2.4%	4,386	2.8%
Other	22,107	17.1%	13,104	15.6%	37,658	16.2%	25,469	16.4%
Total Gross Written Premiums	$129,359	100.0%	$83,807	100.0%	$232,936	100.0%	$155,301	100.0%

During the three months ended June 30, 2021, PSIC accounted for $95.3 million or approximately 73.6% of the Company’s gross written premiums and PESIC accounted for $34.1 million or approximately 26.4% of our gross written premiums.

During the six months ended June 30, 2021, PSIC accounted for $175.1 million or approximately 75.2% of the Company’s gross written premiums and PESIC accounted for $57.8 million or approximately 24.8% of our gross written premiums.

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. The tax rate for the three and six months ended June 30, 2021 differs from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three and six months ended June 30, 2020 the tax rate differs from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$12,340	$12,012	$28,970	$23,785
Weighted average common shares outstanding:
Basic	25,479,561	24,343,425	25,515,893	24,231,344
Common Share equivalents	625,319	713,604	665,313	691,286
Diluted	26,104,880	25,057,029	26,181,206	24,922,630

Earnings per share:
Basic	$0.48	$0.49	$1.14	$0.98
Diluted	$0.47	$0.48	$1.11	$0.95

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

As of June 30, 2021, the Company’s catastrophe event retention is $12.5 million for all perils. As of June 30, 2021, the Company’s XOL reinsurance structure provides protection up to $1.65 billion for earthquake events and $700 million for hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

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

The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 9, 2021.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $354.4 million for the year ended December 31, 2020, a compound annual growth rate (“CAGR”) of approximately 66%. For the six months ended June 30, 2021, we experienced average monthly premium retention rates above 90% for our Hawaii Hurricane line and approximately 86% overall across all continuing lines of business, providing strong visibility into future revenue.

In February 2014, PSIC was awarded an “A−” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In July 2020, PESIC was also awarded an “A−” rating by A.M. Best. In May 2021, A.M. Best affirmed the “A−”rating of PSIC and PESIC. These ratings reflect A.M. Best’s opinion of our subsidiaries’ financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

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

We have not seen a significant impact on the growth rate of our gross written premiums since the beginning of the Pandemic. However, the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided and we cannot anticipate all the ways in which the Pandemic or other similar global health crises could adversely impact our business in the future.

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

Results of Operations

Three months ended June 30, 2021 compared to three months ended June 30, 2020

The following table summarizes our results for the three months ended June 30, 2021 and 2020:

	Three months ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$129,359	$83,807	$45,552	54.4%
Ceded written premiums	(51,568)	(30,198)	(21,370)	70.8%
Net written premiums	77,791	53,609	24,182	45.1%
Net earned premiums	54,215	39,320	14,895	37.9%
Commission and other income	1,006	937	69	7.4%
Total underwriting revenue (1)	55,221	40,257	14,964	37.2%
Losses and loss adjustment expenses	7,235	3,978	3,257	81.9%
Acquisition expenses	22,424	14,886	7,538	50.6%
Other underwriting expenses	12,539	8,976	3,563	39.7%
Underwriting income (1)	13,023	12,417	606	4.9%
Net investment income	2,194	2,114	80	3.8%
Net realized and unrealized gains on investments	300	778	(478)	(61.4)%
Income before income taxes	15,517	15,309	208	1.4%
Income tax expense	3,177	3,297	(120)	(3.6)%
Net income	$12,340	$12,012	$328	2.7%
Adjustments:
Expenses associated with transactions and stock offerings	—	456	(456)	NM
Stock-based compensation expense	907	464	443	95.5%
Amortization of intangibles	252	—	252	NM
Expenses associated with catastrophe bond, net of rebate	16	399	(383)	NM
Tax impact	(278)	(284)	6	NM
Adjusted net income (1)	$13,237	$13,047	$190	1.5%
Key Financial and Operating Metrics
Annualized return on equity	13.1%	15.1%
Annualized adjusted return on equity (1)	14.1%	16.4%
Loss ratio	13.3%	10.1%
Expense ratio	62.6%	58.3%
Combined ratio	76.0%	68.4%
Adjusted combined ratio (1)	73.8%	65.1%
Diluted earnings per share	$0.47	$0.48
Diluted adjusted earnings per share (1)	$0.51	$0.52
Catastrophe losses	$(1,137)	$—
Catastrophe loss ratio (1)	(2.1)%	—%
Adjusted combined ratio excluding catastrophe losses (1)	75.9%	65.1%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $45.6 million, or 54.4% to $129.4 million for the three months ended June 30, 2021 compared to $83.8 million for the three months ended June 30, 2020. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$42,192	32.6%	$34,240	40.9%	$7,952	23.2%
Specialty Homeowners	19,135	14.8%	11,568	13.8%	7,567	65.4%
Commercial Earthquake	17,343	13.4%	11,818	14.1%	5,525	46.8%
Commercial All Risk	14,976	11.6%	14,841	17.7%	135	0.9%
Inland Marine	11,681	9.0%	3,451	4.1%	8,230	238.5%
Hawaii Hurricane	7,788	6.0%	3,242	3.9%	4,546	140.2%
Residential Flood	2,865	2.2%	2,032	2.4%	833	41.0%
Other	13,379	10.4%	2,615	3.1%	10,764	411.6%
Total Gross Written Premiums	$129,359	100.0%	$83,807	100.0%	$45,552	54.4%

During the third quarter of 2020, we made significant underwriting changes to our Commercial All Risk program including ceasing to write policies on an admitted basis. All prior year period Commercial All Risk polices were written on an admitted basis and these changes significantly impacted the growth rate shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$95,271	73.6%	$83,807	100.0%	$11,464	13.7%
PESIC	34,088	26.4%	—	0.0%	34,088	NM
Total Gross Written Premiums	$129,359	100.0%	$83,807	100.0%	$45,552	54.4%
NM- not meaningful

Ceded Written Premiums

Ceded written premiums increased $21.4 million, or 70.8%, to $51.6 million for the three months ended June 30, 2021 from $30.2 million for the three months ended June 30, 2020. The increase was primarily due to excess of loss (“XOL”) reinsurance expense due to growth in exposure and additional charges resulting from Winter Storm Uri (“Uri”), which impacted our Specialty Homeowners and Commercial All Risk products during the first quarter of 2021.

Catastrophe losses from Uri caused us to utilize certain layers of our XOL program in the prior quarter which resulted in us incurring an additional $3.9 million of expense associated with the reinstatement of our reinsurance program during the quarter ended June 30, 2021.

In addition to XOL increases, we had increased quota share cessions due to growth in the volume of written premiums subject to quota shares.

Ceded written premiums as a percentage of gross written premiums increased to 39.9% for the three months ended June 30, 2021 from 36.0% for the three months ended June 30, 2020. This increase was primarily due to XOL charges and a higher proportion of our written premiums being subject to quota shares.

Net Written Premiums

Net written premiums increased $24.2 million, or 45.1%, to $77.8 million for the three months ended June 30, 2021 from $53.6 million for the three months ended June 30, 2020. The increase was primarily due to an increase in gross written premiums, primarily in our Residential Earthquake and Inland Marine lines offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $14.9 million, or 37.9%, to $54.2 million for the three months ended June 30, 2021 from $39.3 million for the three months ended June 30, 2020 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$102,520	$70,864	$31,656	44.7%
Ceded earned premiums	(48,305)	(31,544)	(16,761)	53.1%
Net earned premiums	$54,215	$39,320	$14,895	37.9%

Net earned premium ratio	52.9%	55.5%

Commission and Other Income

Commission and other income increased by $0.1 million to $1.0 million for the three months ended June 30, 2021, from $0.9 million for the three months ended June 30, 2020. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $3.3 million to $7.2 million for the three months ended June 30, 2021 from $4.0 million for the three months ended June 30, 2020. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$(1,137)	$—	$(1,137)	NM
Non-catastrophe losses	8,372	3,978	4,394	110.5%
Total losses and loss adjustment expenses	$7,235	$3,978	$3,257	81.9%

NM- not meaningful

Our catastrophe loss ratio was negative 2.1% during the three months ended June 30, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 hurricanes and due to reinsurance recoveries. We did not incur any catastrophe losses during the three months ended June 30, 2020.

Our non-catastrophe loss ratio was 15.4% for the three months ended June 30, 2021 compared to 10.1% during the three months ended June 30, 2020. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $7.5 million, or 50.6%, to $22.4 million for the three months ended June 30, 2021 from $14.9 million for the three months ended June 30, 2020. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.9% for the three months ended June 30, 2021 compared to 21.0% for the three months ended June 30, 2020. Acquisition expenses as a percentage of gross earned premiums increased due to changes in business mix and changes in our Specialty Homeowners ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $3.5 million, or 39.7%, to $12.5 million for the three months ended June 30, 2021 from $9.0 million for the three months ended June 30, 2020. The increase was primarily due to the company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 12.2% for the three months ended June 30, 2021 compared to 12.7% for the three months ended June 30, 2020. Excluding the impact of expenses relating to transactions and stock offerings, stock-based compensation, amortization of intangibles and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 11.1% for the three months ended June 30, 2021 compared to 10.8% for the three months ended June 30, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.1 million, or 3.8%, to $2.2 million for the three months ended June 30, 2021 from $2.1 million for the three months ended June 30, 2020. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2021 due primarily to proceeds from our June 2020 stock offering, which were invested after the second quarter of 2020, and the investing of our cash generated from operations, partially offset by lower yields on investments due to a lower interest rate environment.

Net realized and unrealized gains on investments decreased $0.5 million, or 61.4%, to $0.3 million for the three months ended June 30, 2021 from $0.8 million for the three months ended June 30, 2020 due to lower appreciation on our fixed income based equity securities during the period ended June 30, 2021. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$2,262	$2,092	$170	8.1%
Dividend income	58	120	(62)	(51.7)%
Investment management fees and expenses	(126)	(98)	(28)	28.6%
Net investment income	2,194	2,114	80	3.8%
Net realized and unrealized gains (losses) on investments	300	778	(478)	(61.4)%
Total	$2,494	$2,892	$(398)	(13.8)%

Income Tax Expense

Income taxes decreased $0.1 million or 3.6% to $3.2 million for the three months ended June 30, 2021 from $3.3 million for the three months ended June 30, 2020 due to a fluctuation in our tax rate. During the three months ended June 30, 2021, our income tax rate of 20.5% differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three months ended June 30, 2020 our income tax rate of 21.5% differed from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations.

Six months ended June 30, 2021 compared to six months ended June 30, 2020

The following table summarizes our results for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$232,936	$155,301	$77,635	50.0%
Ceded written premiums	(94,932)	(59,693)	(35,239)	59.0%
Net written premiums	138,004	95,608	42,396	44.3%
Net earned premiums	101,268	74,126	27,142	36.6%
Commission and other income	1,717	1,675	42	2.5%
Total underwriting revenue (1)	102,985	75,801	27,184	35.9%
Losses and loss adjustment expenses	2,813	5,841	(3,028)	(51.8)%
Acquisition expenses	41,737	27,933	13,804	49.4%
Other underwriting expenses	26,786	16,928	9,858	58.2%
Underwriting income (1)	31,649	25,099	6,550	26.1%
Net investment income	4,413	4,148	265	6.4%
Net realized and unrealized gains (losses) on investments	(439)	1,219	(1,658)	(136.0)%
Income before income taxes	35,623	30,466	5,157	16.9%
Income tax expense	6,653	6,681	(28)	(0.4)%
Net income	$28,970	$23,785	$5,185	21.8%
Adjustments:
Expenses associated with transactions and stock offerings	411	708	(297)	NM
Stock-based compensation expense	1,845	907	938	103.4%
Amortization of intangibles	589	—	589	NM
Expenses associated with catastrophe bond, net of rebate	1,698	399	1,299	NM
Tax impact	(990)	(433)	(557)	NM
Adjusted net income (1)	$32,523	$25,366	$7,157	28.2%
Key Financial and Operating Metrics
Annualized return on equity	15.6%	16.0%
Annualized adjusted return on equity (1)	17.6%	17.1%
Loss ratio	2.8%	7.9%
Expense ratio	66.0%	58.3%
Combined ratio	68.7%	66.1%
Adjusted combined ratio (1)	64.3%	63.4%
Diluted earnings per share	$1.11	$0.95
Diluted adjusted earnings per share (1)	$1.24	$1.02
Catastrophe losses	$(10,768)	$—
Catastrophe loss ratio (1)	(10.6)%	—%
Adjusted combined ratio excluding catastrophe losses (1)	74.9%	63.4%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $77.6 million, or 50.0%, to $232.9 million for the six months ended June 30, 2021 compared to $155.3 million for the six months ended June 30, 2020. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2021		2020

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$78,090	33.5%	$62,996	40.6%	$15,094	24.0%
Commercial Earthquake	38,619	16.6%	22,666	14.6%	15,953	70.4%
Specialty Homeowners	33,138	14.2%	21,413	13.8%	11,725	54.8%
Commercial All Risk	23,165	9.9%	27,297	17.6%	(4,132)	(15.1)%
Inland Marine	19,515	8.4%	5,341	3.4%	14,174	265.4%
Hawaii Hurricane	13,925	6.0%	5,937	3.8%	7,988	134.5%
Residential Flood	5,149	2.2%	3,558	2.3%	1,591	44.7%
Other	21,335	9.2%	6,093	3.9%	15,242	250.2%
Total Gross Written Premiums	$232,936	100.0%	$155,301	100.0%	$77,635	50.0%

During the third quarter of 2020, we made significant underwriting changes to our Commercial All Risk program including ceasing to write policies on an admitted basis. All prior year period Commercial All Risk policies were written on an admitted basis and these changes significantly impacted the growth rate shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$175,117	75.2%	$155,301	100.0%	$19,816	12.8%
PESIC	57,819	24.8%	—	0.0%	57,819	NM
Total Gross Written Premiums	$232,936	100.0%	$155,301	100.0%	$77,635	50.0%
NM- not meaningful

Ceded Written Premiums

Ceded written premiums increased $35.2 million, or 59.0%, to $94.9 million for the six months ended June 30, 2021 from $59.7 million for the six months ended June 30, 2020. The increase was primarily due to excess of loss (“XOL”) reinsurance expense due to growth in exposure and additional charges resulting from Winter Storm Uri (“Uri”), which impacted our Specialty Homeowners and Commercial All Risk products during the first quarter of 2021.

Catastrophe losses from Uri caused us to utilize certain layers of our XOL program which increased our XOL reinsurance expense. During the six months ended June 30, 2021, we incurred an additional $7.9 million of expense associated with the reinstatement of our reinsurance program.

In addition to XOL increases, we had increased quota share cessions due to growth in the volume of written premiums subject to quota shares.

Ceded written premiums as a percentage of gross written premiums increased to 40.8% for the six months ended June 30, 2021 from 38.4% for the six months ended June 30, 2020. This increase was primarily due to XOL charges and a higher proportion of our written premiums being subject to quota shares.

Net Written Premiums

Net written premiums increased $42.4 million, or 44.3%, to $138.0 million for the six months ended June 30, 2021 from $95.6 million for the six months ended June 30, 2020. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake and Residential Earthquake lines offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $27.1 million, or 36.6%, to $101.3 million for the six months ended June 30, 2021 from $74.1 million for the six months ended June 30, 2020 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$193,812	$135,838	$57,974	42.7%
Ceded earned premiums	(92,544)	(61,712)	(30,832)	50.0%
Net earned premiums	$101,268	$74,126	$27,142	36.6%

Net earned premium ratio	52.3%	54.6%

Commission and Other Income

Commission and other income increased by an immaterial amount and was approximately $1.7 million for each of the six months ended June 30, 2021 and June 30, 2020. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $3.0 million to $2.8 million for the six months ended June 30, 2021 from $5.8 million for the six months ended June 30, 2020. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$(10,768)	$—	$(10,768)	NM
Non-catastrophe losses	13,581	5,841	7,740	132.5%
Total losses and loss adjustment expenses	$2,813	$5,841	$(3,028)	(51.8)%

NM- not meaningful

Our catastrophe loss ratio was negative 10.6% during the six months ended June 30, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 Hurricanes and due to reinsurance recoveries. We did not incur any catastrophe losses during the six months ended June 30, 2020.

Our non-catastrophe loss ratio was 13.4% for the six months ended June 30, 2021 compared to 7.9% during the six months ended June 30, 2020. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $13.8 million, or 49.4%, to $41.7 million for the six months ended June 30, 2021 from $27.9 million for the six months ended June 30, 2020. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.5% for the six months ended June 30, 2021 compared to 20.6% for the six months ended June 30, 2020. Acquisition expenses as a percentage of gross earned premiums increased due to changes in business mix and changes in our Specialty Homeowners ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $9.9 million, or 58.2%, to $26.8 million for the six months ended June 30, 2021 from $16.9 million for the six months ended June 30, 2020. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company. In addition, during the first quarter of 2021, other underwriting expenses were significantly impacted by expenses associated with the issuance of a catastrophe bond.

Other underwriting expenses as a percentage of gross earned premiums were 13.8% for the six months ended June 30, 2021 compared to 12.5% for the six months ended June 30, 2020. Excluding the impact of expenses relating to transactions and stock offerings, stock-based compensation, amortization of intangibles and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 11.5% for the six months ended June 30, 2021 compared to 11.0% for the six months ended June 30, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.3 million, or 6.4%, to $4.4 million for the six months ended June 30, 2021 from $4.1 million for the six months ended June 30, 2020. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2021 due primarily to proceeds from our June 2020 stock offering and the investing of our cash generated from operations, partially offset by lower yields on investments due to a lower interest rate environment.

Net realized and unrealized gains on investments decreased $1.7 million, or 136.0%, to a $0.4 million loss for the six months ended June 30, 2021 from a $1.2 million gain for the six months ended June 30, 2020 due to unrealized losses on our fixed income based equity securities during the period ended June 30, 2021. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds.

The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$4,501	$4,093	$408	10.0%
Dividend income	157	245	(88)	(35.9)%
Investment management fees and expenses	(245)	(190)	(55)	28.9%
Net investment income	4,413	4,148	265	6.4%
Net realized and unrealized gains (losses) on investments	(439)	1,219	(1,658)	(136.0)%
Total	$3,974	$5,367	$(1,393)	(26.0)%

Income Tax Expense

Income taxes decreased by an immaterial amount and was approximately $6.7 million for each of the six months ended June 30, 2021 and June 30, 2020. During the six months ended June 30, 2021, our income tax rate of 18.7% differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the six months ended June 30, 2020 our income tax rate of 21.9% differed from the statutory rate of 21% due to miscellaneous differences between taxable income calculated under GAAP and IRS regulations.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Total revenue	$57,715	$43,149	$106,959	$81,168
Net investment income	(2,194)	(2,114)	(4,413)	(4,148)
Net realized and unrealized (gains) losses on investments	(300)	(778)	439	(1,219)
Underwriting revenue	$55,221	$40,257	$102,985	$75,801

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Income before income taxes	$15,517	$15,309	$35,623	$30,466
Net investment income	(2,194)	(2,114)	(4,413)	(4,148)
Net realized and unrealized gains (losses) on investments	(300)	(778)	439	(1,219)
Underwriting income	$13,023	$12,417	$31,649	$25,099

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income	$12,340	$12,012	$28,970	$23,785
Adjustments:
Expenses associated with transactions and stock offerings	—	456	411	708
Stock-based compensation expense	907	464	1,845	907
Amortization of intangibles	252	—	589	—
Expenses associated with catastrophe bond, net of rebate	16	399	1,698	399
Tax impact	(278)	(284)	(990)	(433)
Adjusted net income	$13,237	$13,047	$32,523	$25,366

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)

Annualized adjusted net income	$52,948	$52,188	$65,046	$50,732
Average stockholders' equity	$376,563	$318,032	$370,229	$296,900
Annualized adjusted return on equity	14.1%	16.4%	17.6%	17.1%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$41,192	$26,903	$69,619	$49,027
Denominator: Net earned premiums	$54,215	$39,320	$101,268	$74,126
Combined ratio	76.0%	68.4%	68.7%	66.1%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$—	$(456)	$(411)	$(708)
Stock-based compensation expense	(907)	(464)	(1,845)	(907)
Amortization of intangibles	(252)	—	(589)	—
Expenses associated with catastrophe bond, net of rebate	(16)	(399)	(1,698)	(399)
Adjusted combined ratio	73.8%	65.1%	64.3%	63.4%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$13,237	$13,047	$32,523	$25,366
Weighted-average common shares outstanding, diluted	$26,104,880	25,057,029	26,181,206	24,922,630
Diluted adjusted earnings per share	$0.51	$0.52	$1.24	$1.02

Catastrophe Loss Ratio

Catastrophe loss ratio is defined as the ratio of catastrophe losses to net earned premiums. Although we are inherently subject to catastrophe losses, the frequency and severity of catastrophe losses is unpredictable and their impact on our operating results may vary significantly between periods and obscure other trends in our business.  Therefore, we are providing this metric because we believe it gives our management and other financial statement users useful insight into our results of operations and trends in our financial performance without the volatility caused by catastrophe losses. Catastrophe loss ratio should not be viewed as a substitute for loss ratio calculated using unadjusted GAAP numbers, and other companies may define catastrophe loss ratio differently

Catastrophe loss ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$7,235	$3,978	$2,813	$5,841
Denominator: Net earned premiums	$54,215	$39,320	$101,268	$74,126
Loss ratio	13.3%	10.1%	2.8%	7.9%

Numerator: Catastrophe losses	$(1,137)	$—	$(10,768)	$—
Denominator: Net earned premiums	$54,215	$39,320	$101,268	$74,126
Catastrophe loss ratio	(2.1)%	0.0%	(10.6)%	0.0%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$41,192	$26,903	$69,619	$49,027
Denominator: Net earned premiums	$54,215	$39,320	$101,268	$74,126
Combined ratio	76.0%	68.4%	68.7%	66.1%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$—	$(456)	$(411)	$(708)
Stock-based compensation expense	(907)	(464)	(1,845)	(907)
Amortization of intangibles	(252)	—	(589)	—
Expenses associated with catastrophe bond, net of rebate	(16)	(399)	(1,698)	(399)
Catastrophe losses	1,137	—	10,768	—
Adjusted combined ratio excluding catastrophe losses	75.9%	65.1%	74.9%	63.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2021	2020

	(in thousands)
Stockholders' equity	$376,745	$363,713
Intangible assets	(10,849)	(11,512)
Tangible stockholders' equity	$365,896	$352,201

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC, are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

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

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. The program authorizes the repurchase by us of up to $40 million of our outstanding shares of common stock through the period ending on March 31, 2023. We purchased 239,096 shares for $15.8 million under this program during the six months ended June 30, 2021.

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

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six months ended
	June 30,
	2021	2020

	($ in thousands)
Cash provided by (used in):
Operating activities	$(9,352)	$24,499
Investing activities	15,479	(75,058)
Financing activities	(14,294)	127,152
Change in cash, cash equivalents, and restricted cash	$(8,167)	$76,593

Our cash flow from operating activities was negative during the six months ended June 30, 2021 due to an increase in net operating assets primarily related to timing of payments on claims. Our cash flow from operating activities was positive during the six months ended June 30, 2020 due to net income and a decrease in net operating assets.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash provided by investing activities for the six months ended June 30, 2021 related primarily to sales and maturities of fixed maturity and equity securities in excess of purchases. Cash used in investing activities for the six months ended June 30, 2020 related primarily to purchases of fixed maturity and equity securities in excess of sales and maturities.

Cash used in financing activities for six months ended June 30, 2021 was related to the repurchase of $15.8 million of our common stock offset by the receipt of $1.2 million from the issuance of common stock via stock option exercises and the receipt of $0.3 million in proceeds related to the issuance of common stock via our employee stock purchase plan. Cash provided by financing activities for six months ended June 30, 2020 was related to the receipt of $35.5 million in net proceeds from a January 2020 stock offering, the receipt of $90.2 million in net proceeds from a June 2020 stock offering, the receipt of $0.4 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $1.0 million related to the issuance of common stock via stock option exercises.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $427.8 million in cash and investment securities available at June 30, 2021. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Stockholders’ Equity

At June 30, 2021 total stockholders’ equity was $376.7 million and tangible stockholders’ equity was $365.9 million, compared to total stockholders’ equity of $363.7 million and tangible stockholders’ equity of $352.2 million as of December 31, 2020. Stockholder’s equity increased primarily due to net income, issuance of common stock and stock-based compensation from our equity compensation plans offset by unrealized losses on fixed maturity securities and repurchases of shares of our common stock.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2021, the majority of our investment portfolio, or $396.6 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $5.6 million of equity securities, primarily comprised of mutual funds that provide exposure to the U.S. investment-grade bond market. In addition, we maintained a non-restricted cash and cash equivalent balance of $24.9 million at June 30, 2021. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.84 and 3.96 years and an average rating of “A1/A” and “A2/A” at June 30, 2021 and December 31, 2020, respectively. Our fixed income investment portfolio had a book yield of 2.25% as of June 30, 2021, compared to 2.27% as of December 31, 2020.

At June 30, 2021 and December 31, 2020 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$18,967	$19,376	4.9%
States, territories, and possessions	6,183	6,556	1.7%
Political subdivisions	2,013	2,128	0.5%
Special revenue excluding mortgage/asset-backed securities	39,819	41,326	10.4%
Corporate and other	235,195	242,962	61.3%
Mortgage/asset-backed securities	82,273	84,289	21.2%
Total available-for-sale investments	$384,450	$396,637	100.0%

	Amortized	Fair	% of Total
December 31, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,308	$17,059	4.3%
States, territories, and possessions	6,208	6,636	1.7%
Political subdivisions	2,027	2,152	0.5%
Special revenue excluding mortgage/asset-backed securities	39,704	41,227	10.4%
Corporate and other	234,049	245,360	61.6%
Mortgage/asset-backed securities	82,983	85,553	21.5%
Total available-for-sale investments	$381,279	$397,987	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2021 and December 31, 2020:

	Estimated	% of
June 30, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$87,284	22.0%
AA	55,941	14.1%
A	152,746	38.5%
BBB	88,474	22.3%
BB	10,606	2.7%
NR	1,586	0.4%
	$396,637	100.0%

	Estimated	% of
December 31, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$91,156	22.9%
AA	54,342	13.7%
A	149,977	37.7%
BBB	88,817	22.3%
BB	11,425	2.9%
NA/NR	2,270	0.5%
	$397,987	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2021 were as follows:

	Amortized	Fair	% of Total
June 30, 2021	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$28,427	$28,687	7.2%
Due after one year through five years	131,078	134,954	34.0%
Due after five years through ten years	105,491	110,016	27.7%
Due after ten years	37,181	38,691	9.8%
Mortgage and asset-backed securities	82,273	84,289	21.3%
	$384,450	$396,637	100.0%

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.65 billion for earthquake events and $700 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 74.6% rated “A−” or better. At June 30, 2021, 0.4% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;

●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 54% of our gross written premiums for the year ended December 31, 2020 and 48% for the six months ended June 30, 2021, and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.65 billion for earthquake events and $700 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage.

We and our customers could be negatively and adversely impacted by the Pandemic, which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.

The ongoing Pandemic and response thereto have significantly impacted financial markets, businesses, households, and communities and have caused a contraction and instability in business activity and volatility in financial markets. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the duration of the Pandemic, actions taken and restrictions imposed by the government and health officials in response, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. In addition, the global macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event, and provide coverage up to $1.65 billion for earthquake events and $700 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2021, we had $194.9 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (i.e. catastrophe bonds). During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. There can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and overall impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles and regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of losses that one would expect based on computer or actuarial modeling techniques. These estimates, models, data and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

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

We run many model simulations to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);
•	The models may not accurately reflect the true frequency of events;
•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;
•	The models may not account for unusual or unprecedented catastrophe events;
•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2021, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. If our credit rating were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, due to the Pandemic or otherwise, our access to capital markets and the cost of any equity or debt financing will be negatively impacted. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 49% and 19% of our gross written premiums, respectively, for the year ended December 31, 2020 and 45% and 12% for the six months ended June 30, 2021. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. In particular, our future success is substantially dependent on the continued service of our Co-Founder, Chief Executive Officer and Chairman, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $191.3 million or 54% of our gross written premiums for the year ended December 31, 2020 and $111.1 million or 48% for the six months ended June 30, 2021. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead General Insurance Agency for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence or severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage. Additionally, the full extent of the impact of the Pandemic on our business, operations, liquidity, financial condition and results of operations remain uncertain at this time.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $5.6 million as of June 30, 2021.

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

Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements and information. Some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, pandemics (including the COVID-19 Pandemic), cyber-attacks, terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

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

Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider new cybersecurity measures, including the adoption of cybersecurity regulations which, among other things, would require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. As we expand our insurance operations, we expect to be impacted by this legislation and be required to file compliance certifications pertaining to this legislation.

While we have implemented cybersecurity policies and procedures, there is no guarantee our policies and procedures will protect our systems against all attacks or comply with all provisions of these evolving regulations.

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

Any future tax legislation or changes to tax laws such as changing the corporate tax rate could have a negative impact on our results of operations and profitability.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 32 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.4 million in 2020. There were no assessments for the six months ended June 30, 2021. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

On March 29, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorizes the repurchase by the Company of up to $40 million of its outstanding shares of common stock through the period ending on March 31, 2023. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 239,096 shares for $15.8 million under this program during the three months ended June 30, 2021 and $24.2 million remains available for repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description
10.1+

Executive Employment Agreement, dated July 15, 2021, by and between the Company and Mac Armstrong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

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

+Management compensatory arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: August 5, 2021	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2021	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)