Form 10-Q
period 2021-09-30
Palomar Holdings, Inc.
filed 2021-11-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Number of shares of the registrant’s common shares outstanding at November 1, 2021: 25,415,299

PALOMAR HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2021 and 2020	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2021 and 2020	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	45
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	67
Item 3.	Defaults Upon Senior Securities	67
Item 4.	Mine Safety Disclosures	67
Item 5.	Other Information	68
Item 6.	Exhibits	68
Signatures		68

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2021	2020
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $397,955 in 2021; $381,279 in 2020)	$408,046	$397,987
Equity securities, at fair value (cost: $17,829 in 2021; $22,291 in 2020)	17,358	24,322
Total investments	425,404	422,309
Cash and cash equivalents	41,405	33,538
Restricted cash	229	248
Accrued investment income	2,506	2,545
Premium receivable	75,543	48,842
Deferred policy acquisition costs	53,995	35,481
Reinsurance recoverable on unpaid losses and loss adjustment expenses	129,044	94,566
Reinsurance recoverable on paid losses and loss adjustment expenses	54,431	10,162
Ceded unearned premiums	42,949	35,031
Prepaid expenses and other assets	40,212	34,119
Property and equipment, net	578	739
Intangible assets, net	10,512	11,512
Total assets	$876,808	$729,092
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$21,551	$20,730
Reserve for losses and loss adjustment expenses	175,687	129,036
Unearned premiums	257,667	183,489
Ceded premium payable	32,426	22,233
Funds held under reinsurance treaty	7,282	4,515
Deferred tax liabilities, net	4,418	5,376
Total liabilities	499,031	365,379
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,415,299 and 25,525,796 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	316,352	310,507
Accumulated other comprehensive income	8,102	13,246
Retained earnings	53,320	39,957
Total stockholders' equity	377,777	363,713
Total liabilities and stockholders' equity	$876,808	$729,092

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss ) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues:
Gross written premiums	$152,332	$102,967	$385,267	$258,268
Ceded written premiums	(58,073)	(41,570)	(153,005)	(101,264)
Net written premiums	94,259	61,397	232,262	157,004
Change in unearned premiums	(29,539)	(19,377)	(66,274)	(40,859)
Net earned premiums	64,720	42,020	165,988	116,145
Net investment income	2,236	2,138	6,649	6,287
Net realized and unrealized gains (losses) on investments	(313)	24	(752)	1,243
Commission and other income	1,018	816	2,735	2,492
Total revenues	67,661	44,998	174,620	126,167
Expenses:
Losses and loss adjustment expenses	28,475	41,060	31,288	46,901
Acquisition expenses	26,412	17,976	68,150	45,909
Other underwriting expenses	12,652	7,805	39,438	24,732
Total expenses	67,539	66,841	138,876	117,542
Income (loss) before income taxes	122	(21,843)	35,744	8,625
Income tax expense	(124)	(6,158)	6,529	523
Net income (loss)	246	(15,685)	29,215	8,102
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale for the three and nine months ended September 30, 2021 and 2020, respectively	(1,655)	909	(5,144)	5,752
Net comprehensive income (loss)	$(1,409)	$(14,776)	$24,071	$13,854
Per Share Data:
Basic earnings per share	$0.01	$(0.62)	$1.15	$0.33
Diluted earnings per share	$0.01	$(0.62)	$1.12	$0.32

Weighted-average common shares outstanding:
Basic	25,388,630	25,492,274	25,473,006	24,654,722
Diluted	26,043,680	25,492,274	26,133,664	25,384,518

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Other comprehensive income (loss), net of tax	—	—	—	5,752	—	5,752
Stock-based compensation	—	—	1,457	—	—	1,457
Issuance of common stock in stock offerings, net of offering costs	1,900,000	1	125,546	—	—	125,547
Issuance of common stock via employee stock purchase plan	28,367	—	741	—	—	741
Issuance of common stock via equity incentive plan	121,840	—	1,740	—	—	1,740
Net income	—	—	—	—	8,102	8,102
Balance at September 30, 2020	25,518,957	$3	$309,496	$10,438	$41,958	$361,895

Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive income (loss), net of tax	—	—	—	(5,144)	—	(5,144)
Stock-based compensation	—	—	3,370	—	—	3,370
Issuance of common stock via employee stock purchase plan	9,793	—	719	—	—	719
Issuance of common stock via equity incentive plan	118,806	—	1,756	—	—	1,756
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	29,215	29,215
Balance at September 30, 2021	25,415,299	$3	$316,352	$8,102	$53,320	$377,777

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net cash provided by (used in) operating activities	$33,418	$44,170
Investing activities
Purchases of property and equipment	(18)	(84)
Purchases of fixed maturity securities	(88,755)	(251,504)
Purchases of equity securities	(35,675)	(46,340)
Sales and maturities of fixed maturity securities	70,696	84,663
Sales of equity securities	41,553	24,662
Securities receivable or payable, net	17	(2,748)
Payment of additional costs associated with purchase of policy renewal rights	(11)	—
Net cash provided by (used in) investing activities	(12,193)	(191,351)
Financing activities
Proceeds from stock offerings, net of offering costs	—	125,547
Proceeds from common stock issued via employee stock purchase plan	719	741
Proceeds from common stock issued via stock option exercises	1,756	1,740
Repurchases of common stock	(15,852)	—
Net cash provided by (used in) financing activities	(13,377)	128,028
Net increase (decrease) in cash, cash equivalents and restricted cash	7,848	(19,153)
Cash, cash equivalents and restricted cash at beginning of period	33,786	33,349
Cash, cash equivalents and restricted cash at end of period	$41,634	$14,196
Supplementary cash flow information:
Cash paid for income taxes	$2,104	$7,053

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2021	2020
	(unaudited)
Cash and cash equivalents	$41,405	$33,538
Restricted cash	229	248
Cash and cash equivalents and restricted cash	$41,634	$33,786

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), and a California domiciled property and casualty insurance agency, Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”).

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

2020. The Company adopted this guidance on January 1, 2021 and adoption did not have a material impact on the consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$18,965	$461	$(115)	$19,311
States, territories, and possessions	6,171	348	(118)	6,401
Political subdivisions	1,494	94	—	1,588
Special revenue excluding mortgage/asset-backed securities	43,376	1,228	(174)	44,430
Corporate and other	248,480	7,751	(1,131)	255,100
Mortgage/asset-backed securities	79,469	1,849	(102)	81,216
Total available-for-sale investments	$397,955	$11,731	$(1,640)	$408,046

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,308	$756	$(5)	$17,059
States, territories, and possessions	6,208	428	—	6,636
Political subdivisions	2,027	125	—	2,152
Special revenue excluding mortgage/asset-backed securities	39,704	1,525	(2)	41,227
Corporate and other	234,049	11,602	(291)	245,360
Mortgage/asset-backed securities	82,983	2,785	(215)	85,553
Total available-for-sale investments	$381,279	$17,221	$(513)	$397,987

Security holdings in an unrealized loss position

As of September 30, 2021, the Company held 153 fixed maturity securities in an unrealized loss position with a total estimated fair value of $112.3 million and total gross unrealized losses of $1.6 million. As of December 31, 2020, the Company held 90 fixed maturity securities in an unrealized loss position with a total estimated fair value of $41.5 million and total gross unrealized losses of $0.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2021 and December 31, 2020, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$7,018	$(105)	$490	$(10)	$7,508	$(115)
States, territories, and possessions	3,236	(118)	—	—	3,236	(118)
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	13,593	(174)	—	—	13,593	(174)
Corporate and other	70,182	(799)	5,688	(332)	75,870	(1,131)
Mortgage/asset-backed securities	9,628	(79)	2,443	(23)	12,071	(102)
Total	$103,657	$(1,275)	$8,621	$(365)	$112,278	$(1,640)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,496	$(5)	$—	$—	$1,496	$(5)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	520	(2)	—	—	520	(2)
Corporate and other	22,718	(234)	203	(57)	22,921	(291)
Mortgage/asset-backed securities	16,092	(211)	496	(4)	16,588	(215)
Total	$40,826	$(452)	$699	$(61)	$41,525	$(513)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2020 Annual Report on Form 10-K.

The Company recorded an immaterial allowance for credit losses during the second quarter of 2021 pertaining to one investment security. Based on the Company’s reviews as of September 30, 2021, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2021, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$27,733	$27,927
Due after one year through five years	134,550	137,757
Due after five years through ten years	112,259	116,275
Due after ten years	43,944	44,871
Mortgage and asset-backed securities	79,469	81,216
	$397,955	$408,046

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Interest income	$2,254	$2,149	$6,755	$6,242
Dividend income	104	109	261	354
Investment expense	(122)	(120)	(367)	(309)
Net investment income	$2,236	$2,138	$6,649	$6,287

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$117	$66	$335	$256
Gains on sales of equity securities	188	59	1,416	57
Total realized gains	305	125	1,751	313
Realized losses:
Losses on sales of fixed maturity securities	—	—	(1)	(44)
Losses on sales of equity securities	—	—	—	—
Total realized losses	—	—	(1)	(44)
Net realized investment gains	305	125	1,750	269
Net unrealized gains (losses) on equity securities	(618)	(101)	(2,502)	974
Net realized and unrealized gains (losses) on investments	$(313)	$24	$(752)	$1,243

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $12.1 million and $29.2 million for the nine months ended September 30, 2021 and 2020, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. At both September 30, 2021 and December 31, 2020, the carrying value of securities on deposit with state regulatory authorities was $7.5 million.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020.

September 30, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$19,311	$—	$19,311
States, territories, and possessions	—	6,401	—	6,401
Political subdivisions	—	1,588	—	1,588
Special revenue excluding mortgage/asset-backed securities	—	44,430	—	44,430
Corporate and other	—	255,100	—	255,100
Mortgage/asset-backed securities	—	81,216	—	81,216
Equity securities	17,358	—	—	17,358
Cash, cash equivalents, and restricted cash	41,634	—	—	41,634
Total assets	$58,992	$408,046	$—	$467,038

December 31, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,059	$—	$17,059
States, territories, and possessions	—	6,636	—	6,636
Political subdivisions	—	2,152	—	2,152
Special revenue excluding mortgage/asset-backed securities	—	41,227	—	41,227
Corporate and other	—	245,360	—	245,360
Mortgage/asset-backed securities	—	85,553	—	85,553
Equity securities	24,322	—	—	24,322
Cash, cash equivalents, and restricted cash	33,786	—	—	33,786
Total assets	$58,108	$397,987	$—	$456,095

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of September 30, 2021 and December 31, 2020, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$23,633	$7,087	$34,470	$3,869
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	28,286	40,803	34,202	46,867
Prior years	189	257	(2,914)	34
Total incurred	28,475	41,060	31,288	46,901
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	2,787	8,232	3,407	9,754
Prior years	2,678	375	15,708	1,476
Total payments	5,465	8,607	19,115	11,230
Reserve for losses and LAE net of reinsurance recoverables at end of period	46,643	39,540	46,643	39,540
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	129,044	92,537	129,044	92,537
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$175,687	$132,077	$175,687	$132,077

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $0.2 million during the three months ended September 30, 2021 and adverse prior year development of $0.3 million in the three months ended September 30, 2020. Adverse prior year development during the three months ended September 30, 2021 was primarily due to higher than anticipated severity of attritional losses, partially offset by favorable development on catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 in the Company’s Commercial All Risk and Specialty Homeowners line of business. Adverse prior year development in the three months ended September 30, 2020 was primarily due to reported activity in the assumed reinsurance line of business, partially offset by favorable development in the Specialty Homeowners line of business.

The Company experienced favorable prior year development of $2.9 million during the nine months ended September 30, 2021 and adverse development of $0.03 million in the nine months ended September 30, 2020. Favorable prior year development during the nine months ended September 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 in the Company’s Commercial All Risk and Specialty Homeowners line of business. Adverse development in the nine months ended September 30, 2020 was primarily due to reported activity in the assumed reinsurance line of business, partially offset by favorable development in the Specialty Homeowners line of business.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2021:

Stock options outstanding under 2019 Equity Incentive Plan	952,526
Restricted stock units outstanding under 2019 Equity Incentive Plan	168,195
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	233,452
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,259,725
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	681,840
Total	4,295,738

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Stock-Based Compensation	$1,525	$551	$3,370	$1,457

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

2019 Equity Incentive Plan

On April 16, 2019, the Company's 2019 Equity Incentive Plan (the “2019 Plan”) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

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

The following table summarizes stock option transactions for the nine months ended September 30, 2021:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2021	1,008,648	$23.92	8.43	$66,028
Options granted	72,063	94.76
Options exercised	(112,819)	16.38
Options canceled	(15,366)	84.78
Outstanding at September 30, 2021	952,526	$29.19	7.80	$50,981
Vested and Exercisable at September 30, 2021	610,568	$18.58	7.59	$38,171

As of September 30, 2021, the Company had approximately $3.8 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 2.04 years.

The fair value of each option granted during the nine months ended September 30, 2021 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	0.57% - 1.15%
Expected share price volatility (2)	26.06% - 38.72%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

(1) Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.

(2) Determined based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies.

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

July 2021 CEO stock grant

On July 15, 2021, the Company granted its CEO 125,000 RSUs and 225,000 PSUs (the “July 2021 grant”) in connection with entrance into an employment agreement lasting through December 31, 2025.

The RSUs vest as follows: 25,000 of the shares will vest on each of the first, second and third anniversary of the date of grant and the remainder shall vest in equal quarterly installments thereafter over a two-year period, subject to continued service.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon continued service as an employee through December 31, 2025 and as an employee and/or director through the fifth anniversary of the grant date. As of September 30, 2021, none of the stock price milestones have been achieved.

The RSUs were valued based on the closing price of the Company’s stock on the grant date. The PSUs were valued using a Monte Carlo simulation to account for the market condition within the award. The Company expects to recognize $8.9 million of expense relating to the RSUs and $7.2 million relating to the PSUs. The expense shall be recognized straight-line over the five-year requisite service period. Should the Company’s CEO leave prior to the five-year service period, any recognized compensation expense related to unvested RSUs and PSUs will be reversed.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the nine months ended September 30, 2021:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2021	14,734	$95.86
Granted	160,729	75.75
Released	(5,987)	91.35
Forfeited	(1,281)	96.90
Non vested outstanding at September 30, 2021	168,195	$76.80

As of September 30, 2021, the Company had approximately $11.8 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 4.09 years.

Performance Stock Units

During the nine months ended September 30, 2021, the Company began issuing PSUs to certain employees. The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued pursuant to the July 2021 grant, as described above. For other PSU grants, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results will be measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the nine months ended September 30, 2021:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2021	—	$—
Granted	233,658	34.45
Vested	—	—
Forfeited	(206)	97.87
Non vested outstanding at September 30, 2021	233,452	$34.40

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the July 2021 grant and the 100% achievement of the predetermined performance and market conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2021, the Company had approximately $7.5 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 4.70 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company's 2019 Employee Stock Purchase Plan “the “2019 ESPP”) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 9,793 shares pursuant to the ESPP during the nine months ended September 30, 2021.

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

The Company purchased 239,096 shares for $15.8 million under this program during the nine months ended September 30, 2021. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2021	2020

	(in thousands)
Beginning Balance	$13,246	$4,686

Other comprehensive income before reclassification	(6,177)	7,494
Federal income tax expense	1,297	(1,573)
Other comprehensive income before reclassification, net of tax	(4,880)	5,921

Amounts reclassified from AOCI	(334)	(214)
Federal income tax expense	70	45
Amounts reclassified from AOCI, net of tax	(264)	(169)

Other comprehensive income	(5,144)	5,752
Balance at end of period	$8,102	$10,438

7. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$50,075	32.9%	$40,507	39.3%	$128,165	33.3%	$103,503	40.1%
Commercial Earthquake	27,433	18.0%	18,061	17.5%	66,052	17.1%	40,727	15.8%
Specialty Homeowners	19,881	13.1%	17,048	16.6%	53,018	13.8%	38,461	14.9%
Inland Marine	19,532	12.8%	4,406	4.3%	39,047	10.1%	9,747	3.8%
Hawaii Hurricane	8,996	5.9%	4,360	4.2%	22,921	5.9%	10,296	4.0%
Commercial All Risk	6,867	4.5%	12,467	12.1%	30,032	7.8%	39,765	15.4%
Residential Flood	3,228	2.1%	2,170	2.1%	8,377	2.2%	5,728	2.2%
Other	16,320	10.7%	3,948	3.9%	37,655	9.8%	10,041	3.8%
Total Gross Written Premiums	$152,332	100.0%	$102,967	100.0%	$385,267	100.0%	$258,268	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$72,505	47.6%	$52,960	51.4%	$180,142	46.8%	$124,131	48.1%
Texas	19,715	13.0%	20,460	19.9%	48,142	12.5%	55,047	21.3%
Hawaii	10,342	6.8%	5,097	5.0%	26,312	6.8%	11,990	4.6%
Florida	7,203	4.7%	685	0.7%	24,958	6.5%	685	0.3%
Washington	7,180	4.7%	4,340	4.2%	15,931	4.1%	10,002	3.9%
Oregon	3,964	2.6%	2,912	2.8%	9,686	2.5%	7,298	2.8%
North Carolina	3,719	2.4%	2,839	2.8%	11,871	3.1%	7,131	2.8%
Illinois	2,893	1.9%	1,575	1.5%	8,668	2.2%	4,416	1.7%
Other	24,811	16.3%	12,099	11.7%	59,557	15.5%	37,568	14.5%
Total Gross Written Premiums	$152,332	100.0%	$102,967	100.0%	$385,267	100.0%	$258,268	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$110,875	72.8%	$93,987	91.3%	$285,991	74.2%	$249,288	96.5%
PESIC	41,457	27.2%	8,980	8.7%	99,276	25.8%	8,980	3.5%
Total Gross Written Premiums	$152,332	100.0%	$102,967	100.0%	$385,267	100.0%	$258,268	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. The tax rate for the three and nine months ended September 30, 2021 and 2020 differs from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income (loss)	$246	$(15,685)	$29,215	$8,102
Weighted average common shares outstanding:
Basic	25,388,630	25,492,274	25,473,006	24,654,722
Common Share equivalents	655,050	—	660,658	729,796
Diluted	26,043,680	25,492,274	26,133,664	25,384,518

Earnings per share:
Basic	$0.01	$(0.62)	$1.15	$0.33
Diluted	$0.01	$(0.62)	$1.12	$0.32

Common share equivalents relate primarily to outstanding stock options, RSUs and PSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method. For the three months ended September 30, 2020, there were 761,337 common share equivalents excluded from the calculation of diluted earnings per share as their effects were anti-dilutive due to the net loss reported in this period.

10. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company utilizes both excess of loss (XOL) and quota share reinsurance.

As of September 30, 2021, the Company’s catastrophe event retention is $12.5 million for all perils. As of September 30, 2021, the Company’s XOL reinsurance structure provides protection up to $1.68 billion for earthquake events and $700 million for hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market (e.g. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

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

The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2021, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 9, 2021.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million for the year ended December 31, 2014, our first year of operations, to $354.4 million for the year ended December 31, 2020, a compound annual growth rate (“CAGR”) of approximately 66%. For the nine months ended September 30, 2021, we experienced average monthly premium retention rates above 90% for our Residential Earthquake and Hawaii Hurricane lines and approximately 87% overall across all continuing lines of business, providing strong visibility into future revenue.

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

COVID-19 Update

The COVID-19 Pandemic (the “Pandemic") continues to impact businesses, households, communities, and financial markets.

In response to the Pandemic, we have been taking several actions to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. We have implemented safeguards to ensure operational reliability and established safety protocols for employees who interact directly with the public. We also provide employees a reimbursement to help manage incremental costs associated with remote work. In addition, we are taking extra physical security and cybersecurity measures to safeguard our systems to serve the operational needs of our workforce and ensure uninterrupted service to our brokers and policyholders.

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

Results of Operations

Three months ended September 30, 2021 compared to three months ended September 30, 2020

The following table summarizes our results for the three months ended September 30, 2021 and 2020:

	Three months ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$152,332	$102,967	$49,365	47.9%
Ceded written premiums	(58,073)	(41,570)	(16,503)	39.7%
Net written premiums	94,259	61,397	32,862	53.5%
Net earned premiums	64,720	42,020	22,700	54.0%
Commission and other income	1,018	816	202	24.8%
Total underwriting revenue (1)	65,738	42,836	22,902	53.5%
Losses and loss adjustment expenses	28,475	41,060	(12,585)	(30.7)%
Acquisition expenses	26,412	17,976	8,436	46.9%
Other underwriting expenses	12,652	7,805	4,847	62.1%
Underwriting loss (1)	(1,801)	(24,005)	22,204	(92.5)%
Net investment income	2,236	2,138	98	4.6%
Net realized and unrealized gains (losses) on investments	(313)	24	(337)	NM
Income (loss) before income taxes	122	(21,843)	21,965	(100.6)%
Income tax expense	(124)	(6,158)	6,034	(98.0)%
Net income (loss)	$246	$(15,685)	$15,931	(101.6)%
Adjustments:
Stock-based compensation expense	1,525	551	974	176.8%
Amortization of intangibles	115	—	115	NM
Tax impact	(166)	(101)	(65)	NM
Adjusted net income (loss) (1)	$1,720	$(15,235)	$16,955	(111.3)%
Key Financial and Operating Metrics
Annualized return on equity	0.3%	(17.0)%
Annualized adjusted return on equity (1)	1.8%	(16.5)%
Loss ratio	44.0%	97.7%
Expense ratio	58.8%	59.4%
Combined ratio	102.8%	157.1%
Adjusted combined ratio (1)	100.2%	155.8%
Diluted earnings per share	$0.01	$(0.62)
Diluted adjusted earnings per share (1)	$0.07	$(0.60)
Catastrophe losses	$17,487	$36,512
Catastrophe loss ratio (1)	27.0%	86.9%
Adjusted combined ratio excluding catastrophe losses (1)	73.2%	68.9%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $49.3 million, or 47.9% to $152.3 million for the three months ended September 30, 2021 compared to $103.0 million for the three months ended September 30, 2020. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$50,075	32.9%	$40,507	39.3%	$9,568	23.6%
Commercial Earthquake	27,433	18.0%	18,061	17.5%	9,372	51.9%
Specialty Homeowners	19,881	13.1%	17,048	16.6%	2,833	16.6%
Inland Marine	19,532	12.8%	4,406	4.3%	15,126	343.3%
Hawaii Hurricane	8,996	5.9%	4,360	4.2%	4,636	106.3%
Commercial All Risk	6,867	4.5%	12,467	12.1%	(5,600)	(44.9)%
Residential Flood	3,228	2.1%	2,170	2.1%	1,058	48.8%
Other	16,320	10.7%	3,948	3.9%	12,372	313.4%
Total Gross Written Premiums	$152,332	100.0%	$102,967	100.0%	$49,365	47.9%

During the fourth quarter of 2020, we made significant underwriting changes to our Commercial All Risk program including ceasing to write policies on an admitted basis. The majority of prior year Commercial All Risk policies were written on an admitted basis and these changes significantly impacted the growth rate shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$110,875	72.8%	$93,987	91.3%	$16,888	18.0%
PESIC	41,457	27.2%	8,980	8.7%	32,477	361.7%
Total Gross Written Premiums	$152,332	100.0%	$102,967	100.0%	$49,365	47.9%
NM- not meaningful

Ceded Written Premiums

Ceded written premiums increased $16.5 million, or 39.7%, to $58.1 million for the three months ended September 30, 2021 from $41.6 million for the three months ended September 30, 2020. The increase was primarily due to excess of loss (“XOL”) reinsurance expense due to growth in exposure and increased quota share cessions due to growth in the volume of written premiums subject to quota shares.

Ceded written premiums as a percentage of gross written premiums decreased to 38.1% for the three months ended September 30, 2021 from 40.4% for the three months ended September 30, 2020. This decrease was primarily due to lower XOL expense as a percentage of gross written premiums.

Net Written Premiums

Net written premiums increased $32.9 million, or 53.5%, to $94.3 million for the three months ended September 30, 2021 from $61.4 million for the three months ended September 30, 2020. The increase was primarily due to an increase in gross written premiums, primarily in our Residential Earthquake and Inland Marine lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $22.7 million, or 54.0%, to $64.7 million for the three months ended September 30, 2021 from $42.0 million for the three months ended September 30, 2020 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$117,276	$79,428	$37,848	47.7%
Ceded earned premiums	(52,556)	(37,408)	(15,148)	40.5%
Net earned premiums	$64,720	$42,020	$22,700	54.0%

Net earned premium ratio	55.2%	52.9%

Commission and Other Income

Commission and other income increased by $0.2 million, or 24.8%, to $1.0 million for the three months ended September 30, 2021, from $0.8 million for the three months ended September 30, 2020. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $12.6 million, or 30.7% to $28.5 million for the three months ended September 30, 2021 from $41.1 million for the three months ended September 30, 2020. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$17,487	$36,512	$(19,025)	(52.1)%
Non-catastrophe losses	10,988	4,548	6,440	141.6%
Total losses and loss adjustment expenses	$28,475	$41,060	$(12,585)	(30.7)%

Our catastrophe loss ratio was 27.0% during the three months ended September 30, 2021. Catastrophe losses included losses from Hurricanes Ida and Nicholas which impacted our Commercial All Risk and Specialty Homeowners lines of business and a single loss from an excess liability indemnity policy covered by PESIC.

Our catastrophe loss ratio was 86.9% during the three months ended September 30, 2020. Catastrophe losses primarily included losses from Hurricanes Hanna, Isaias, Laura, Sally and Beta and impacted primarily our Commercial All Risk and Specialty Homeowners lines of business.

Our non-catastrophe loss ratio was 17.0% for the three months ended September 30, 2021 compared to 10.8% during the three months ended September 30, 2020. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $8.4 million, or 46.9%, to $26.4 million for the three months ended September 30, 2021 from $18.0 million for the three months ended September 30, 2020. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 22.5% for the three months ended September 30, 2021 compared to 22.6% for the three months ended September 30, 2020. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $4.8 million, or 62.1%, to $12.6 million for the three months ended September 30, 2021 from $7.8 million for the three months ended September 30, 2020. The increase was primarily due to the company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 10.8% for the three months ended September 30, 2021 compared to 9.8% for the three months ended September 30, 2020. Excluding the impact of expenses relating to stock-based compensation and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 9.4% for the three months ended September 30, 2021 compared to 9.1% for the three months ended September 30, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.1 million, or 4.6%, to $2.2 million for the three months ended September 30, 2021 from $2.1 million for the three months ended September 30, 2020. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2021, partially offset by lower yields on recently invested funds.

Net realized and unrealized gains on investments decreased $0.3 million to a $0.3 million loss for the three months ended September 30, 2021 from an immaterial gain for the three months ended September 30, 2020 due to unrealized losses on our equity securities during the period ended September 30, 2021. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$2,254	$2,149	$105	4.9%
Dividend income	104	109	(5)	(4.6)%
Investment management fees and expenses	(122)	(120)	(2)	1.7%
Net investment income	2,236	2,138	98	4.6%
Net realized and unrealized gains (losses) on investments	(313)	24	(337)	(1,404.2)%
Total	$1,923	$2,162	$(239)	(11.1)%

Income Tax Expense

Income taxes increased $6.0 million or 98.0% to $0.1 million of benefit for the three months ended September 30, 2021 from $6.2 million of benefit for the three months ended September 30, 2020 due to higher pretax income during the three months ended September 30, 2021. During the three months ended September 30, 2021, our income tax rate of negative 101.6% differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. The tax rate was also impacted by the Company’s pre-tax income being close to break-even. For the three months ended September 30, 2020 our income tax rate of 28.2% differed from the statutory rate of 21% also due primarily to the tax impact of the permanent component of employee stock option exercises.

Nine months ended September 30, 2021 compared to nine months ended September 30, 2020

The following table summarizes our results for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$385,267	$258,268	$126,999	49.2%
Ceded written premiums	(153,005)	(101,264)	(51,741)	51.1%
Net written premiums	232,262	157,004	75,258	47.9%
Net earned premiums	165,988	116,145	49,843	42.9%
Commission and other income	2,735	2,492	243	9.8%
Total underwriting revenue (1)	168,723	118,637	50,086	42.2%
Losses and loss adjustment expenses	31,288	46,901	(15,613)	(33.3)%
Acquisition expenses	68,150	45,909	22,241	48.4%
Other underwriting expenses	39,438	24,732	14,706	59.5%
Underwriting income (1)	29,847	1,095	28,752	NM
Net investment income	6,649	6,287	362	5.8%
Net realized and unrealized gains (losses) on investments	(752)	1,243	(1,995)	(160.5)%
Income before income taxes	35,744	8,625	27,119	314.4%
Income tax expense	6,529	523	6,006	NM
Net income	$29,215	$8,102	$21,113	260.6%
Adjustments:
Expenses associated with transactions and stock offerings	411	708	(297)	NM
Stock-based compensation expense	3,370	1,457	1,913	131.3%
Amortization of intangibles	704	—	704	NM
Expenses associated with catastrophe bond, net of rebate	1,698	399	1,299	NM
Tax impact	(1,156)	(534)	(622)	NM
Adjusted net income (1)	$34,242	$10,132	$24,110	238.0%
Key Financial and Operating Metrics
Annualized return on equity	10.5%	3.7%
Annualized adjusted return on equity (1)	12.3%	4.7%
Loss ratio	18.8%	40.4%
Expense ratio	63.2%	58.7%
Combined ratio	82.0%	99.1%
Adjusted combined ratio (1)	78.3%	96.8%
Diluted earnings per share	$1.12	$0.32
Diluted adjusted earnings per share (1)	$1.31	$0.40
Catastrophe losses	$6,719	$36,512
Catastrophe loss ratio (1)	4.0%	31.4%
Adjusted combined ratio excluding catastrophe losses (1)	74.2%	65.4%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $127.0 million, or 49.2%, to $385.3 million for the nine months ended September 30, 2021 compared to $258.3 million for the nine months ended September 30, 2020. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2021		2020

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$128,165	33.3%	$103,503	40.1%	$24,662	23.8%
Commercial Earthquake	66,052	17.1%	40,727	15.8%	25,325	62.2%
Specialty Homeowners	53,018	13.8%	38,461	14.9%	14,557	37.8%
Inland Marine	39,047	10.1%	9,747	3.8%	29,300	300.6%
Commercial All Risk	30,032	7.8%	39,765	15.4%	(9,733)	(24.5)%
Hawaii Hurricane	22,921	5.9%	10,296	4.0%	12,625	122.6%
Residential Flood	8,377	2.2%	5,728	2.2%	2,649	46.2%
Other	37,655	9.8%	10,041	3.8%	27,614	275.0%
Total Gross Written Premiums	$385,267	100.0%	$258,268	100.0%	$126,999	49.2%

During the fourth quarter of 2020, we made significant underwriting changes to our Commercial All Risk program including ceasing to write policies on an admitted basis. The majority of prior year Commercial All Risk policies were written on an admitted basis and these changes significantly impacted the growth rate shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2021		2020

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$285,991	74.2%	$249,288	96.5%	$36,703	14.7%
PESIC	99,276	25.8%	8,980	3.5%	90,296	NM %
Total Gross Written Premiums	$385,267	100.0%	$258,268	100.0%	$126,999	49.2%
NM- not meaningful

Ceded Written Premiums

Ceded written premiums increased $51.7 million, or 51.1%, to $153.0 million for the nine months ended September 30, 2021 from $101.3 million for the nine months ended September 30, 2020. The increase was primarily due to excess of loss (“XOL”) reinsurance expense due to growth in exposure and additional charges resulting from Winter Storm Uri (“Uri”), which impacted our Specialty Homeowners and Commercial All Risk products during the first quarter of 2021.

Catastrophe losses from Uri caused us to utilize certain layers of our XOL program which increased our XOL reinsurance expense. During the nine months ended September 30, 2021, we incurred an additional $7.9 million of expense associated with the reinstatement of our reinsurance program.

In addition to XOL increases, we had increased quota share cessions due to growth in the volume of written premiums subject to quota shares.

Ceded written premiums as a percentage of gross written premiums increased to 39.7% for the nine months ended September 30, 2021 from 39.2% for the nine months ended September 30, 2020. This increase was primarily due to XOL charges and a higher proportion of our written premiums being subject to quota shares.

Net Written Premiums

Net written premiums increased $75.3 million, or 47.9%, to $232.3 million for the nine months ended September 30, 2021 from $157.0 million for the nine months ended September 30, 2020. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake, Inland Marine, and Residential Earthquake lines offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $49.9 million, or 42.9%, to $166.0 million for the nine months ended September 30, 2021 from $116.1 million for the nine months ended September 30, 2020 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$311,088	$215,266	$95,822	44.5%
Ceded earned premiums	(145,100)	(99,120)	(45,980)	46.4%
Net earned premiums	$165,988	$116,146	$49,842	42.9%

Net earned premium ratio	53.4%	54.0%

Commission and Other Income

Commission and other income increased by $0.2 million, or 9.8% to $2.7 million for the nine months ended September 30, 2021 from $2.5 million for the nine months ended September 30, 2020. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $15.6 million or 33.3% to $31.3 million for the nine months ended September 30, 2021 from $46.9 million for the nine months ended September 30, 2020. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$6,719	$36,512	$(29,793)	(81.6)%
Non-catastrophe losses	24,569	10,389	14,180	136.5%
Total losses and loss adjustment expenses	$31,288	$46,901	$(15,613)	(33.3)%

Our catastrophe loss ratio was 4.0% during the nine months ended September 30, 2021. Catastrophe losses included losses from Hurricanes Ida and Nicholas and Winter Storm Uri. These events impacted our Commercial All

Risk and Specialty Homeowners lines of business. We also incurred a single loss from an excess liability indemnity policy covered by PESIC. These losses were partially offset by favorable development on catastrophe losses from 2020 Hurricanes and reinsurance recoveries. Our catastrophe loss ratio was 31.4% during the nine months ended September 30, 2020. Catastrophe losses primarily included losses from Hurricanes Hanna, Isaias, Laura, Sally and Beta.

Our non-catastrophe loss ratio was 14.8% for the nine months ended September 30, 2021 compared to 8.9% during the nine months ended September 30, 2020. Non-catastrophe losses increased due mainly to higher attritional loss activity on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $22.2 million, or 48.4%, to $68.1 million for the nine months ended September 30, 2021 from $45.9 million for the nine months ended September 30, 2020. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 21.9% for the nine months ended September 30, 2021 compared to 21.3% for the nine months ended September 30, 2020. Acquisition expenses as a percentage of gross earned premiums increased due to changes in business mix and changes in our Specialty Homeowners ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $14.7 million, or 59.5%, to $39.4 million for the nine months ended September 30, 2021 from $24.7 million for the nine months ended September 30, 2020. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company. In addition, during the first quarter of 2021, other underwriting expenses were significantly impacted by expenses associated with the issuance of a catastrophe bond.

Other underwriting expenses as a percentage of gross earned premiums were 12.7% for the nine months ended September 30, 2021 compared to 11.5% for the nine months ended September 30, 2020. Excluding the impact of expenses relating to transactions and stock offerings, stock-based compensation, amortization of intangibles and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 10.7% for the nine months ended September 30, 2021 compared to 10.3% for the nine months ended September 30, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.3 million, or 5.8%, to $6.6 million for the nine months ended September 30, 2021 from $6.3 million for the nine months ended September 30, 2020. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2021 due primarily to proceeds from our June 2020 stock offering and the investing of our cash generated from operations, partially offset by lower yields on recently invested funds.

Net realized and unrealized gains on investments decreased $2.0 million, or 160.5%, to a $0.8 million loss for the nine months ended September 30, 2021 from a $1.2 million gain for the nine months ended September 30, 2020 due to unrealized losses on our equity securities during the period ended September 30, 2021. Currently, we mainly invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio invested in equity securities.

The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$6,755	$6,242	$513	8.2%
Dividend income	261	354	(93)	(26.3)%
Investment management fees and expenses	(367)	(309)	(58)	18.8%
Net investment income	6,649	6,287	362	5.8%
Net realized and unrealized gains (losses) on investments	(752)	1,243	(1,995)	(160.5)%
Total	$5,897	$7,530	$(1,633)	(21.7)%

Income Tax Expense

Income taxes increased by $6.0 million to $6.5 million for the nine months ended September 30, 2021 from $0.5 million for the nine months ended September 30, 2020. During the nine months ended September 30, 2021, our income tax rate of 18.3% differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the nine months ended September 30, 2020 our income tax rate of 6.1% differed from the statutory rate of 21% also due primarily to the tax impact of the permanent component of employee stock option exercises.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Total revenue	$67,661	$44,998	$174,620	$126,167
Net investment income	(2,236)	(2,138)	(6,649)	(6,287)
Net realized and unrealized (gains) losses on investments	313	(24)	752	(1,243)
Underwriting revenue	$65,738	$42,836	$168,723	$118,637

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Income (loss) before income taxes	$122	$(21,843)	$35,744	$8,625
Net investment income	(2,236)	(2,138)	(6,649)	(6,287)
Net realized and unrealized (gains) losses on investments	313	(24)	752	(1,243)
Underwriting income (loss)	$(1,801)	$(24,005)	$29,847	$1,095

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands)		(in thousands)
Net income (loss)	$246	$(15,685)	$29,215	$8,102
Adjustments:
Expenses associated with transactions and stock offerings	—	—	411	708
Stock-based compensation expense	1,525	551	3,370	1,457
Amortization of intangibles	115	—	704	—
Expenses associated with catastrophe bond, net of rebate	—	—	1,698	399
Tax impact	(166)	(101)	(1,156)	(534)
Adjusted net income (loss)	$1,720	$(15,235)	$34,242	$10,132

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)

Annualized adjusted net income	$6,880	$(60,940)	$45,656	$13,509
Average stockholders' equity	$377,260	$368,568	$370,745	$290,225
Annualized adjusted return on equity	1.8%	(16.5)%	12.3%	4.7%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$66,521	$66,025	$136,141	$115,050
Denominator: Net earned premiums	$64,720	$42,020	$165,988	$116,145
Combined ratio	102.8%	157.1%	82.0%	99.1%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$—	$—	$(411)	$(708)
Stock-based compensation expense	(1,525)	(551)	(3,370)	(1,457)
Amortization of intangibles	(115)	—	(704)	—
Expenses associated with catastrophe bond, net of rebate	—	—	(1,698)	(399)
Adjusted combined ratio	100.2%	155.8%	78.3%	96.8%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income (loss)	$1,720	$(15,235)	$34,242	$10,132
Weighted-average common shares outstanding, diluted	$26,043,680	25,492,274	26,133,664	25,384,518
Diluted adjusted earnings per share	$0.07	$(0.60)	$1.31	$0.40

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$28,475	$41,060	$31,288	$46,901
Denominator: Net earned premiums	$64,720	$42,020	$165,988	$116,145
Loss ratio	44.0%	97.7%	18.8%	40.4%

Numerator: Catastrophe losses	$17,487	$36,512	$6,719	$36,512
Denominator: Net earned premiums	$64,720	$42,020	$165,988	$116,145
Catastrophe loss ratio	27.0%	86.9%	4.0%	31.4%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$66,521	$66,025	$136,141	$115,050
Denominator: Net earned premiums	$64,720	$42,020	$165,988	$116,145
Combined ratio	102.8%	157.1%	82.0%	99.1%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$—	$—	$(411)	$(708)
Stock-based compensation expense	(1,525)	(551)	(3,370)	(1,457)
Amortization of intangibles	(115)	—	(704)	—
Expenses associated with catastrophe bond, net of rebate	—	—	(1,698)	(399)
Catastrophe losses	(17,487)	(36,512)	(6,719)	(36,512)
Adjusted combined ratio excluding catastrophe losses	73.2%	68.9%	74.2%	65.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2021	2020

	(in thousands)
Stockholders' equity	$377,777	$363,713
Intangible assets	(10,512)	(11,512)
Tangible stockholders' equity	$367,265	$352,201

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

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. The program authorizes the repurchase by us of up to $40 million of our outstanding shares of common stock through the period ending on March 31, 2023. We purchased 239,096 shares for $15.8 million under this program during the nine months ended September 30, 2021.

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

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine months ended
	September 30,
	2021	2020

	($ in thousands)
Cash provided by (used in):
Operating activities	$33,418	$44,170
Investing activities	(12,193)	(191,351)
Financing activities	(13,377)	128,028
Change in cash, cash equivalents, and restricted cash	$7,848	$(19,153)

Our cash flow from operating activities was positive during the nine months ended September 30, 2021 and 2020 due to net income or a decrease in net operating assets.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the nine months ended September 30, 2021 and 2020 related primarily to purchases of fixed maturity and equity securities in excess of sales and maturities.

Cash used in financing activities for nine months ended September 30, 2021 was related to the repurchase of $15.8 million of our common stock offset by the receipt of $1.8 million from the issuance of common stock via stock option exercises and the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan. Cash provided by financing activities for nine months ended September 30, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 stock offering, the receipt of $90.1 million in net proceeds from the June 2020 stock offering, the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $1.7 million related to the issuance of common stock via stock option exercises.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $467.0 million in cash and investment securities available at September 30, 2021. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Stockholders’ Equity

At September 30, 2021 total stockholders’ equity was $377.8 million and tangible stockholders’ equity was $367.3 million, compared to total stockholders’ equity of $363.7 million and tangible stockholders’ equity of $352.2 million as of December 31, 2020. Stockholder’s equity increased primarily due to net income, issuance of common stock and stock-based compensation from our equity compensation plans offset by unrealized losses on fixed maturity securities and repurchases of shares of our common stock.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2021, the majority of our investment portfolio, or $408.0 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $17.4 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $41.4 million at September 30, 2021. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.04 and 3.96 years and an average rating of “A2/A” and “A2/A” at September 30, 2021 and December 31, 2020, respectively. Our fixed income investment portfolio had a book yield of 2.19% as of September 30, 2021, compared to 2.27% as of December 31, 2020.

At September 30, 2021 and December 31, 2020 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$18,965	$19,311	4.7%
States, territories, and possessions	6,171	6,401	1.6%
Political subdivisions	1,494	1,588	0.4%
Special revenue excluding mortgage/asset-backed securities	43,376	44,430	10.9%
Corporate and other	248,480	255,100	62.5%
Mortgage/asset-backed securities	79,469	81,216	19.9%
Total available-for-sale investments	$397,955	$408,046	100.0%

	Amortized	Fair	% of Total
December 31, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,308	$17,059	4.3%
States, territories, and possessions	6,208	6,636	1.7%
Political subdivisions	2,027	2,152	0.5%
Special revenue excluding mortgage/asset-backed securities	39,704	41,227	10.4%
Corporate and other	234,049	245,360	61.6%
Mortgage/asset-backed securities	82,983	85,553	21.5%
Total available-for-sale investments	$381,279	$397,987	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2021 and December 31, 2020:

	Estimated	% of
September 30, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$82,447	20.2%
AA	55,101	13.5%
A	165,302	40.5%
BBB	91,426	22.4%
BB	10,097	2.5%
NR	3,673	0.9%
	$408,046	100.0%

	Estimated	% of
December 31, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$91,156	22.9%
AA	54,342	13.7%
A	149,977	37.7%
BBB	88,817	22.3%
BB	11,425	2.9%
NA/NR	2,270	0.5%
	$397,987	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2021 were as follows:

	Amortized	Fair	% of Total
September 30, 2021	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$27,733	$27,927	6.8%
Due after one year through five years	134,550	137,757	33.8%
Due after five years through ten years	112,259	116,275	28.5%
Due after ten years	43,944	44,871	11.0%
Mortgage and asset-backed securities	79,469	81,216	19.9%
	$397,955	$408,046	100.0%

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (e.g. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.68 billion for earthquake events and $700 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 74.2% rated “A−” or better. At September 30, 2021, 0.9% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the Pandemic which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;

●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 54% of our gross written premiums for the year ended December 31, 2020 and 49% for the nine months ended September 30, 2021, and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

Risks Related to Our Business and Industry

Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due higher material and labor costs, increases in concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. We have recently experienced significant catastrophe losses including hurricane related losses during the third and fourth quarters of 2020 and third quarter of 2021. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.68 billion for earthquake events and $700 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event, and provide coverage up to $1.68 billion for earthquake events and $700 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2021, we had $183.5 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

We primarily use treaty reinsurance, consisting of excess of loss (“XOL”) coverage. Additionally, we buy program specific reinsurance coverage on a quota share, property per risk or a facultative basis. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. Our catastrophe XOL treaties are divided into multiple layers.

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (e.g. catastrophe bonds). During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. There can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe or non-catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition and results of operations.

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

As a result of these factors and contingencies, our reliance on assumptions and data used to evaluate our entire risk portfolio and specifically to estimate a probable maximum loss is subject to a high degree of uncertainty that could result in actual losses that are materially different from our probable maximum loss estimates and could adversely impact our financial results.

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 49% and 19% of our gross written premiums, respectively, for the year ended December 31, 2020 and 47% and 13% for the nine months ended September 30, 2021. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $191.3 million or 54% of our gross written premiums for the year ended December 31, 2020 and $188.4 million or 49% for the nine months ended September 30, 2021. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead General Insurance Agency for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

The current Pandemic has caused significant disruption in the global and U.S. economies and financial markets. The spread of COVID-19 has caused illness, quarantines, cancellation of events and travel, business and school closures, reduction in business activity, increased unemployment, supply chain interruptions, and overall economic and financial market instability. There continue to be significant reported cases of infected individuals throughout the United States and globally. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

●	employees contracting COVID-19 and/or related variants;
●	reductions in our operating effectiveness as certain employees work from home;
●	unavailability of key personnel necessary to conduct our business activities;
●	volatility in financial markets that could materially affect our investment portfolio valuations and returns;
●	government mandates and/or legislative changes, including premium grace periods and presumed Pandemic compensability for all or certain insured groups;
●	increases in frequency and/or severity of compensable claims;
●	increased credit risk;
●	business disruption to independent insurance agents and brokers and/or our partners that market and sell our insurance products; and
●	business disruptions to third parties that we outsource certain business functions to and whose technology upon which we rely.

We are taking precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient. Furthermore, the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the pandemic has subsided, which could negatively impact demand for our insurance products in the future and result in a material adverse effect on our results of operations and financial condition.

Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could result in the sale of fewer policies than expected or an increase in the frequency of claims and premium defaults, and even the falsification of claims, or a combination of these effects, which, in turn, could affect our growth and profitability.

Factors, such as general economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products is generally adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

We also invest in marketable equity securities, generally through mutual funds and exchange-traded funds that provide exposure to the U.S. investment-grade bond market. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value. Our equity invested assets totaled $17.4 million as of September 30, 2021.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 32 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.4 million in 2020. There were no assessments for the nine months ended September 30, 2021. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Generally speaking, assessments are covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. However, although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher than expected operating expenses and have a material adverse effect on our business, financial condition or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

On March 29, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorizes the repurchase by the Company of up to $40 million of its outstanding shares of common stock through the period ending on March 31, 2023. Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 239,096 shares for $15.8 million under this program during the nine months ended September 30, 2021 and $24.2 million remains available for repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On July 13, 2021, our Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a new form of executive employment agreement (the “Form Agreement”), to be entered into by our executive officers (excluding Mr. Armstrong). We intend to enter into the Form Agreement with each of our executive officers prior to December 31, 2021. The Form Agreement provides, among other things, the executive’s annual base salary and target bonus amount, each subject to review and adjustment by the Compensation Committee.

The Form Agreement also provides benefits in connection with a termination of the executive’s employment under specified circumstances. Under the terms of the Form Agreement, if we terminate the executive’s employment other than for “cause” or the executive terminates his or her employment for “good reason”(each as defined in the Form Agreement), the executive will be entitled to receive, subject to his or her timely execution and non-revocation of a separation agreement and release of claims in a form reasonably satisfactory to us and his or her continued adherence to the non-solicitation provision of the Form Agreement, (i) severance payments in an amount equal to his or her then-current base salary for a period of 12 months payable in accordance with our regularly scheduled payroll; and (ii) reimbursements for the executive’s and his or her eligible dependents’ COBRA premiums for up to 12 months (such payments under (i) and (ii), the “Severance Pay”).

In addition, if we terminate the executive without cause or the executive resigns for good reason within 12 months following a change in control (as defined in the Form Agreement), the executive is entitled to receive the Severance Pay and, in the event the executive’s outstanding equity is assumed or continued following the change in control, the acceleration of his or her then unvested equity awards.

The Form Agreement also includes a non-solicitation provision prohibiting the executive from soliciting for employment or as a consultant for 12 months following separation of employment any employee or consultant of the Company, including those engaged within the twelve months prior to executive’s termination.

Item 6. Exhibits

Exhibit Number	Description

10.1+

Executive Employment Agreement, dated July 15, 2021, by and between the Company and Mac Armstrong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2021).

10.2+	Form of Executive Employment Agreement (Named Executive Officers)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

+Management compensatory arrangement

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: November 4, 2021	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 4, 2021	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)