Form 10-K
period 2021-12-31
Palomar Holdings, Inc.
filed 2022-02-25
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2021 was approximately $1,823,374,767

Number of shares of the registrant’s common shares outstanding at February 22, 2022: 25,438,118

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2022 annual meeting of stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2022 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1.  Business

Who We Are

We are a rapidly growing and innovative insurer focused on providing specialty insurance to residential and commercial customers. Our underwriting and analytical expertise allow us to concentrate on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, hurricane, inland marine, and flood insurance. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $535.2 million for the year ended December 31, 2021, which reflects a compound annual growth rate of approximately 64%. For the year ended December 31, 2021, 55% of our gross written premiums were generated by our Residential Earthquake, Commercial Earthquake and Hawaii Hurricane lines of business, all of which are not subject to attritional losses. We experienced average monthly premium retention rates above 89% overall for these lines of business, providing strong visibility into future revenue.

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

Our Business

Our management team founded our company to address unmet needs that we perceived to exist in certain specialty insurance markets. These markets have primarily been served by either large generalist insurance companies and state-managed entities applying “one-size-fits-all” pricing and policy forms across broad geographies, or by surplus lines companies. We sell both admitted and surplus lines products. For our admitted products, the rates and policy forms have been approved by the insurance department of each state in which we sell our policies thus providing a further level of security to policyholders through our backing from state guaranty funds. As a result, our admitted products typically charge lower taxes and fees than alternatives sold by surplus lines carriers. We believe that for our personal lines products, both our customers and distribution partners prefer the ease of use and security of admitted products with flexible coverages. We primarily write surplus lines policies for our commercial business. As the E&S market does not involve the same level of regulation and required approvals as the admitted market, our surplus lines products enable us to react quickly to changing market conditions.

We believe that we can generate superior risk-adjusted returns through underwriting which better reflects our customers’ underlying risk by applying a more granular approach to pricing than what is typically offered by standard carriers. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to be the 4th largest earthquake insurer in the state of California and the 6th largest earthquake insurer in the United States. We continue to experience growth and profitability across our other lines of business.

Our primary lines of business include: Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Inland Marine, Commercial All Risk, Hawaii Hurricane, and Residential Flood. We seek to write a diverse mix of business by loss exposure, customer type and geography in order to mitigate the potential impact of any single catastrophe event, reduce our cost of reinsurance, and position us to capitalize on emerging market opportunities. The following table outlines our primary lines of business and the market opportunities that they address:

Line of Business	Opportunity	Palomar Offering

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

Wind

●    We identified specific hurricane-exposed geographic markets in the Southeastern United States with limited homeowners product offerings due to the perceived risk of windstorms. We also compete in the layered and shared commercial property market, an area where we believe there is currently a high-level of market dislocation.

●
Our Specialty Homeowners products are offered in markets that we identified through detailed analysis of pricing dynamics and historical loss ratios.
●
Our Commercial All Risk products are offered on a national E&S basis to insure certain risks which our admitted products previously could not satisfy. The national scope allows us to diversify our geographic mix and participate in primary and excess policies.

Inland Marine	● Many admitted inland marine carriers avoid markets with perceived exposure to windstorms and earthquakes.	● Our Inland Marine products utilize a technical risk pricing methodology that we believe enables us to select and price risk appropriately.

Line of Business	Opportunity	Palomar Offering

Hawaii Hurricane	● There are a limited number of highly rated insurers writing standalone residential hurricane business in Hawaii.	● Our Hawaii Hurricane products are preferred by local retail agents due to our “A−” rating and our easy to use technology platform.
	● Coverage is required for homeowners that carry a mortgage for their homes in the state of Hawaii.	● Coverage is only provided for named hurricanes, which eliminates our exposure to attritional losses.
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

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Notable recent examples of our commitment to developing new products include the launch of our casualty and fronting operations during 2021. We believe these markets compliment our existing product offerings and offer significant growth opportunity across both the admitted and E&S markets.

Since our founding, we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all of our premiums were related to earthquake insurance. For the year ended December 31, 2021, 49% of our gross written premiums were related to earthquake insurance. For the year ended December 31, 2021, 54% of our gross written premiums were attributable to personal lines and 46% of gross written premiums were attributable to commercial lines business. For the year ended December 31, 2021, non-earthquake related premiums grew 77% while earthquake related premiums grew 31% versus the prior year.

Our principal insurance subsidiary, PSIC, is licensed in 34 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. Currently, California and Texas represent our largest exposures with 46% and 12% of our gross written premiums for the year ended December 31, 2021, respectively. Our business strategy is to continue diversifying our book of business by extending our geographic reach and expanding our product portfolio. The following charts illustrate our business mix by product, residential versus commercial markets, state, and entity for the year ended December 31, 2021:

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write, and we ensure that the risk characteristics of business assumed through our channel partnerships or written by program administrator partners are consistent with our underwriting of direct business. Our systems enable us to underwrite all of our personal lines business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. For example, our 2016 Residential Earthquake rate and policy form filing with the Washington State Office of the Insurance Commissioner has over 20,000 distinct pricing zones that consider nuanced regional differences in soil types, liquefaction potential and distance from known faults. In contrast, we believe most competing earthquake insurance rate filings in Washington are based on broad territorial pricing zones across the entire state. With our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. Because the data we collect through our underwriting process is highly granular, we can utilize detailed portfolio analytics to actively manage aggregation of policies and to ensure an appropriate dispersion of risks across our full portfolio.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can better serve these markets than our competitors. Furthermore, we can expand our markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown to become the 4th largest earthquake insurer in California and the 6th largest earthquake insurer in the United States. In markets with similar characteristics, we are experiencing growth and profitability across our other lines of business. We believe that our focus on addressing the needs of underserved specialty markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers flexible features that are not typical of standard products in our markets. By offering our customers the ability to choose deductibles and other a la carte coverage options, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our admitted products have been approved by individual state regulators and have been supported by proprietary pricing models since inception, we believe that these products are not easily replaceable, particularly by existing carriers who would face the burden of gathering data, building new models, and revising existing rates and policy forms with regulators. Finally, our policy forms and ratings methodology provide us with significant flexibility to manage coverage options and pricing.

Product offerings in both the admitted and surplus lines markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 34 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents prefer the sale of admitted products. We offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having surplus lines offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

Analytically driven, disciplined and scalable underwriting. Our underwriting approach combines decades of specialized underwriting experience of our management team with sophisticated, customized modeling tools we have developed that utilize extensive geospatial and actuarial data across all our lines of business. Our proprietary models enable automated pricing of risks at the geocode or ZIP code level, in contrast to our competitors who we believe use less granular analytics and more manual underwriting processes. For example, our Residential Flood products underwrite risks at the distinct address level compared to the broader pricing zones of the National Flood Insurance Program (“NFIP”) product offerings. Our analytical pricing framework is embedded in all facets of our business and is incorporated into our filings, pricing, underwriting and risk management. We believe that our analytically-driven underwriting approach has been the foundation of our ability to generate attractive risk-adjusted underwriting margins.

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

Sophisticated and conservative risk transfer program. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. We regularly model our hypothetical losses from historically significant catastrophes, including the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, should an event equivalent to either of these two events recur, our hypothetical net loss before any tax effect would be capped at $12.5 million, equivalent to approximately 3.1% of our total stockholders’ equity as of December 31, 2021, inclusive of any amounts retained through our Bermuda reinsurance subsidiary. While we select reinsurers whom we believe to have acceptable credit and a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. In addition, at each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time. In addition to the magnitude of coverage, we believe our reinsurance program provides us with significant protection and stability during potential periods of multiple severe catastrophes or market volatility due to our use of aggregate reinsurance protection as well as features such as prepaid reinstatements and expanded coverage windows for catastrophe events and our diverse panel of more than 80 highly rated reinsurers and capital markets investors. Given that our reinsurance purchases are driven primarily by our peak zone earthquake exposure, as we scale and diversify our book of business into uncorrelated geographies and perils, we have been able to secure multi-peril coverage that reduces the cost of reinsurance per dollar of risk. Additionally, we buy program specific quota share reinsurance coverage for specific lines of business to further mitigate the impact of attritional losses on underwriting results.

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

Entrepreneurial and highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our management team members such as Mr. Armstrong, Jon Christianson, our Chief Underwriting Officer, Jon Knutzen, our Chief Risk Officer, and Chris Uchida, our Chief Financial Officer, have a long history of working together. For example, while at Arrowhead, Mac Armstrong worked closely with Chris Uchida, who served as Executive Vice President and Chief Accounting Officer of Arrowhead. As owners of approximately 3.9% of our outstanding common stock as of December 31, 2021, we believe our management team has closely aligned interests with our stockholders. Additionally, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from their prior roles working in insurance and financial services companies.

Our Strategy

We believe that our approach to our business will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We primarily compete in lines of business and states that represented over $100 billion in total written premiums during 2020. By comparison, we generated $535.2 million of gross written premiums for the year ended December 31, 2021. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage.

Extend our geographic reach and product portfolio. Our admitted insurance company, PSIC, is licensed in 34 states, while our E&S company operates on a nationwide basis. We continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit through expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2021 and 2020, our adjusted return on equity was 14.1% and 3.0%, respectively, with our results for 2020 reflecting profitability in spite of losses sustained by several severe weather events. Additionally, we will look to achieve industry leading combined ratios to ensure we are achieving attractive risk-adjusted returns. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

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

Pursue new opportunities via our surplus lines company. Our surplus lines company, PESIC, began writing business in the third quarter of 2020. Our current strategy with our surplus lines company primarily involves addressing segments of the commercial lines insurance market, where the flexibility of premium rates and forms is better suited to the market. Our surplus lines company is licensed to write on a national basis and we intend to use it to grow our national footprint including through partnerships with program administrators that target national account business.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income by underwriting on behalf of other insurance companies and through the use of quota share reinsurance treaties whereby third party reinsurers pay us a ceding commission in order to access attractive pools of risk. Our newly launched fronting business offers an additional source of fee income that we earn from program administrators and reinsurers seeking to access our licensed insurance companies. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk-adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business and supports our ability to meet obligations to our policyholders and other constituents, and generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to help ensure that we are adequately protected against potential severe or frequent catastrophe losses. Our goal is to protect our earnings by constructing a reinsurance program that mitigates losses and ensures profitability in spite of potential shock losses or catastrophic activity. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants to maximize our risk-adjusted returns.

Strengthen and harness our strong and growing capital base. We compete with larger, more longstanding insurers in many of the markets that we serve. Nevertheless, we were awarded an “A−” (Excellent) (Outlook Stable) rating from A.M. Best at our formation, which we believe has been a source of competitive differentiation in certain markets where we operate. As we continue to demonstrate profitable operations and generate additional equity, we believe we will have access to more distribution sources, particularly in commercial lines insurance, that may have been reluctant to refer business to us earlier in our operating history.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to apply technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point of sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, embeds us within their systems, and facilitates real-time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third-party technology assets, which deepen our competitive advantage, strengthen our operations, and improve our returns.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we (i) implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 34 states as of December 31, 2021. PSIC was formed in February 2014. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd.(“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance support exclusively to PSIC and PESIC. In August 2015, we incorporated Prospect General Insurance Agency, Inc., now known as Palomar Insurance Agency, Inc., (“PIA”), to underwrite specialty insurance products on behalf of third-party insurance companies. During 2020, we received regulatory approval for and capitalized PESIC with approximately $100 million in initial surplus. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across all our existing lines of business.

Our Structure

Our entities are structured are follows:

Our Products

We provide personal and commercial specialty insurance products in our target markets. With the goal of giving customers better options, we designed an analytical framework to create flexible products with innovative coverages and pricing that we believe better reflects the underlying risk. Using this framework, we initially introduced residential and commercial earthquake products in 2014 and have subsequently expanded our product portfolio to cover multiple specialty risks in several regions of the United States. We have grown our business by entering markets that demonstrated one or more of the following attributes: (i) have loss characteristics, including limited attritional losses, similar to our initial earthquake product, (ii) can benefit from our technology platform, data analytics and customer centric products, and/or (iii) allow us to leverage our existing underwriting talent, reinsurance expertise and/or distribution relationships.

Our primary insurance products include Residential and Commercial Earthquake, Specialty Homeowners, Inland Marine, Commercial All Risk, Hawaii Hurricane, and Residential Flood. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Our largest exposure remains in the state of California and we have expanded to address regions including the New Madrid Seismic zone in the Midwestern United States, wind-exposed markets in the southeastern United States and in the state of Hawaii. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 34 total states.

The following table shows our gross written premium by state for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$244,416	45.6%	$172,765	48.8%	$141,743	56.3%
Texas	62,893	11.8%	67,974	19.2%	44,087	17.5%
Hawaii	34,993	6.5%	16,398	4.6%	11,851	4.7%
Florida	27,386	5.1%	5,795	1.7%	—	—%
Washington	23,608	4.4%	14,328	4.0%	9,607	3.8%
North Carolina	15,271	2.9%	11,143	3.1%	3,894	1.5%
Oregon	13,677	2.6%	10,038	2.8%	7,396	2.9%
Illinois	12,133	2.3%	6,133	1.7%	6,133	2.4%
Other	100,798	18.8%	49,786	14.1%	27,250	10.9%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$251,961	100.0%

We believe that maintaining a balanced book of personal and commercial lines business is beneficial. For example, while our Residential Earthquake products experience higher premium retention rates, our Commercial Earthquake products provide more flexibility on pricing, which enables us to increase premium rates more quickly when market conditions accommodate price increases. For the year ended December 31, 2021, 54% of our gross written premium consisted of personal lines business and 46% of gross written premium consisted of commercial lines business, compared to 60% personal lines business and 40% commercial lines business during the year ended December 31, 2020. The following table shows gross written premium (“GWP”) by product line for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021		2020		2019

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$171,048	32.0%	$140,934	39.8%	$130,473	51.8%
Commercial Earthquake	90,552	16.9%	58,890	16.6%	38,741	15.4%
Specialty Homeowners	67,894	12.7%	49,849	14.1%	32,788	13.0%
Inland Marine	57,124	10.7%	15,423	4.3%	2,465	1.0%
Commercial All Risk	38,640	7.2%	53,933	15.2%	30,358	12.0%
Hawaii Hurricane	30,298	5.6%	13,824	3.9%	10,764	4.3%
Residential Flood	11,652	2.2%	8,176	2.3%	5,216	2.1%
Other	67,967	12.7%	13,331	3.8%	1,156	0.4%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$251,961	100.0%

Premium Retention Rates

Our products demonstrate strong renewal rate trends, which we believe are an indication of the distinctive value we provide to insureds and which provide visibility into future earned premium.

The following table shows our premium retention for the years ended December 31, 2021 and 2020 for our Residential Earthquake, Commercial Earthquake and Hawaii Hurricane lines of business, which represented 55% of overall gross written premiums during the year and which are not subject to attritional losses:

	Year Ended
	December 31,
	2021	2020
Average monthly premium retention by product:
Residential Earthquake	91%	93%
Commercial Earthquake	85%	83%
Hawaii Hurricane	96%	97%

Residential Earthquake

We offer Residential Earthquake products in 18 states on an admitted basis and nationwide on an E&S basis. Our products insure against damage to the home, contents and any appurtenant structures, and reimburse for temporary housing costs in the event of an earthquake. We design our products to provide agents and policyholders with coverage flexibility, including a full range of deductible options and the ability to tailor limits to a customer’s individual preferences. We aim to sell our products to buyers who may not have previously purchased earthquake coverage. We believe that our pricing model is a distinctive feature of our product offering. Using data from industry-leading catastrophe models we can evaluate and accurately price exposures at the ZIP code or geocode level based on characteristics particular to the risk. For example, we believe competing earthquake insurance products in California are commonly based on broad territorial pricing zones that do not consider regional differences in soil types, liquefaction potential and include little price differentiation between risks with varying proximity to known faults. Our ability to divide geographies into highly resolute grids, or ZIP codes, and price according to more detailed information relating to the exposure allows us to obtain a more appropriate rate for the risk, and often allows us to offer rate relief, particularly in low risk areas that historically have low earthquake insurance penetration. We write policy limits up to $15 million; all policies involve automated underwriting and lower limit policies are issued via automated processing.

Commercial Earthquake

We offer Commercial Earthquake products, commonly known as “Difference in Conditions” policies, on an admitted basis in 15 states and nationwide on an E&S basis. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is typically less than 15% of the total insured value (“TIV”). We attempt to avoid risks where the contents are hard to value or represent a disproportionate percentage of the value. We write policy limits up to $25 million with the ability to serve larger accounts using facultative reinsurance.

Specialty Homeowners

Our Specialty Homeowners product provides admitted insurance coverage to homeowners in wind-exposed coastal regions. We believe that the homeowners insurance market on a national level is highly competitive but that there are specific geographic markets with attractive return potential that many insurance companies avoid due to windstorm exposure.

Inland Marine

Our Inland Marine division currently offers products that include Builder’s Risk, Contractor’s Equipment, Mobile Equipment, Motor Truck Cargo, Miscellaneous Floaters, Installation Floaters, and Special Property Floaters. We write our Inland Marine products on an admitted and on an E&S basis directly and through program administrators. Policy limits vary by product, however, our E&S offerings are designed to target larger limit business and does not directly compete with our admitted offerings. We believe the flexibility of our Inland Marine product enables us to compete in select market segments and price risk appropriately.

Commercial All Risk

We offer Commercial All Risk insurance on a E&S basis nationwide through the underwriting division of a national wholesaler. Our products currently compete in the national layered and shared commercial property market, an area where we believe there is currently a high-level of market dislocation. The Commercial All Risk policy covers the perils of fire and wind, with wind including hurricane, tornado, and hailstorm. For additional premium, the policy can include the peril of earthquake. We target occupancy types including government entities, homeowner’s associations, retail stores, hotels, motels, and office buildings. Previously, we wrote this business on a direct admitted basis in select states in the Southeastern United States. During 2020, we ceased writing this business on an admitted basis and as of December 31, 2021, all admitted Commercial All Risk business has been run off.

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

Residential Flood

We provide residential flood products on an admitted basis in 14 states and on an E&S basis in 6 states across the United States. Our products primarily compete against those of the NFIP, which caps dwelling coverage at $250,000 and prices risk using broadly defined zones. We offer higher limits than the NFIP and price risk at the specific geocode level having developed detailed granular models of all current markets in partnership with a leading national catastrophe modeling agency. Furthermore, due to our proprietary pricing grid models we eliminate the need for a waiting period or an elevation certificate prior to binding and issuance of policies. We write policy limits up to $5 million, all of which involve automated underwriting and are issued via automated processing.

Other

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Notable recent examples of our commitment to developing new products include the launch of our casualty and fronting operations during 2021. Our Casualty division provides casualty coverage on an admitted and non-admitted basis in two segments of the casualty sector: General Casualty and Professional Liability. Our Fronting business, known as PLMR-FRONT, provides fronting paper on both an admitted and E&S basis through Palomar Specialty Insurance Company and PESIC, to reinsurers, insurance carriers and managing general agents to enable the design and operation of customized insurance programs. The Fronting team targets opportunities across multiple lines of business where traditional insurance is difficult to source. In addition, we offer commercial flood products in certain markets and generate premiums through assumed reinsurance agreements on selected risks.  We believe these markets compliment our existing product offerings and offer significant growth opportunity across both the admitted and E&S markets.

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

Wholesale Brokers: We distribute our commercial lines products primarily through wholesale brokers. Wholesale brokers are an important channel for commercial property insurance products as they control much of the premium in these segments. We select wholesale brokers based on our management’s review of their experience, knowledge, and business plan. We target brokers with the experience to serve our target markets and with business plans consistent with our strategy and underwriting objectives. Brokers must demonstrate an ability to produce both the quality and quantity of business that we seek. To assist with this goal, our underwriters regularly visit with brokers to market and discuss the products we offer. We terminate brokers who are unable to produce consistently profitable business or who produce unacceptably low volumes of business.

Program Administrators: Within select lines of business, we partner with program administrators to harness the efficiency and scale of their existing marketing and distribution infrastructures. Generally, all policies bound by our program administrators are pre-underwritten using our pricing models which have been programmed into the policy administration system of each partner. For business that is not automatically underwritten, we set strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis. Most notably, for our Value Select Residential Earthquake products, we have a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. Under this agreement, which accounted for $194.0 million of written premiums for the year ended December 31, 2021, we conduct product development and underwriting while our program administrator manages a base of over 1,000 retail agents who individually bind policies through PASS or an internal system which automatically applies our pricing and underwriting guidelines to new policies, and is subjected to our disciplined risk management. The fees payable by us to Arrowhead under the agreement are based upon our premiums written in each state. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. In addition, our Specialty Homeowner products are sold through program administrators with local expertise in their respective markets and that participate in the economics of produced business through risk sharing agreements, which we believe strengthens the alignment of interests toward generating underwriting profit. Finally, we have partnered with several program administrators that focus on specific areas of the E&S market as we pursue the growth of PESIC, our surplus lines insurance carrier.

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner to transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2021, we had partnerships with over twenty insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business, typically Residential Earthquake, in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on its paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business. We intend to pursue additional carrier partnerships in the future including those that involve PESIC, our E&S company.

Underwriting

Our underwriting team combines comprehensive data analysis with experienced underwriting techniques to build a profitable, stable and diversified book of business. Our underwriting process involves securing an adequate level of underwriting information, classifying and evaluating each individual risk exposure, assessing the impact of the risk upon our existing portfolio, and pricing the risk accordingly. Our overarching underwriting philosophy is ‘to write what we know’ a straightforward approach that allows our underwriters to focus on business they understand and can process quickly without sacrificing diligence and attention to detail.

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

Personal lines policies are issued via automated underwriting and account for approximately 54% of our gross written premium for the year ended December 31, 2021. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts lower in limit via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

Since commercial lines risks involve additional complexity and do not lend themselves to highly automated underwriting, we combine robust risk analysis an data collection with underwriter expertise to evaluate individual risk and to quote business efficiently. We regularly audit data gathered during our underwriting process to determine the accuracy of rating information and risk pricing. For example, we often inspect properties as part of our underwriting process to discover any unrepaired damage and identify any other conditions that affect the insurability of the property. Our underwriters bring specific line of business experience including underwriting expertise, distribution relationships and support from the reinsurance community. Additionally, we continue to pursue the use of technology to streamline inspections and other components of the underwriting process.

We apply the same principles and discipline to underwriting when selecting program administrator partners. We proactively engage with our program managers to create specific underwriting guidelines and techniques. We regularly conduct underwriting, claims and financial audits to ensure consistent execution upon underwriting guidelines, claims processing and compliance with regulatory requirements.

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

Claims Management

Given the low frequency nature of the primary perils that we insure, we primarily outsource our claims handling infrastructure to third-party administrators (“TPAs”) to eliminate the expense associated with maintaining full time dedicated claims personnel. We currently contract with multiple TPAs to reduce our reliance on any single TPA, as well as to benefit from expertise of individual vendors in specific lines of business. Our management team is responsible for overseeing our TPAs, including the management of loss reserves, event preparation, settlement, arbitration, and mediation. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

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

Reinsurance

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe and attritional losses, limiting volatility in our underwriting performance, and providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss; see “Risk Factors—Risks Related to Our Business and Industry—We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.”

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe XOL, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk, or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe excess of loss except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

We have a robust program utilizing a mix of traditional reinsurers and insurance linked securities. We currently purchase reinsurance from over 80 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. Our reinsurance contracts include special termination provisions that allow us to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, or whose surplus drops by more than 20%.

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (e.g. catastrophe bonds). During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events.

Our largest single XOL reinsurer, excluding Torrey Pines Re, comprises 6.1% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines Re 144A Cat Bond	NR	NR
Fidelis Insurance Bermuda Limited / Fidelis Underwriting Limited	A	A-
Renaissance Reinsurance, Ltd. / DaVinci Reinsurance, Ltd / Vermeer Reinsurance, Ltd.	A+	A+
Elementum Re Ltd. obo Allianz Risk Transfer / Hannover Rueck SE	A+	AA-
MS Amlin AG / Lloyd's # 2001 - MS Amlin Underwriting, Ltd.	A	A+
Lancashire Insurance Company Limited / Lloyd's # 2010 - Lancashire Syndicates Ltd.	A	A-
Houston Casualty Company (UK Branch)	A++	A+
Securis ILS Management, Ltd. Bermuda obo Arch Re and Hannover Rueck SE	A+	A+/AA-
Transatlantic Reinsurance Company / obo General Reinsurance Corporation	A++	A++
Lloyd's # 1084 - Chaucer Syndicates Ltd	A	A+

Catastrophe XOL Reinsurance Coverage

Our catastrophe event retention before any tax effect is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.68 billion for earthquake events and $700 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2021, our first event retention represented approximately 3.1% of our stockholders’ equity.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.” In addition, to provide further coverage against the potential for frequent catastrophe events we have $25 million of aggregate XOL reinsurance limit, which is effective through April 1, 2022. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate gross loss. We believe the aggregate reinsurance cover reduces the volatility of our business and we expect to utilize similar coverage in the future.

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

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. This coverage includes events such as the 1906 San Francisco and 1994 Northridge earthquakes. Under our current reinsurance program, because the PML for each of the historical events is less than $1.68 billion, the amount covered by our current reinsurance program, should an event equivalent to either of these two events or other historical events recur, our hypothetical net loss before any tax effect would be capped at our current net retention of $12.5 million as demonstrated in the following table:

12/31/21
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$1,317
CA 1994 Northridge M6.7	961
CA 1971 San Fernando M6.7	494
CA 1868 Hayward M7.0	417
HI 1992 Hurricane Iniki	405
NM 1811‑12 sequence M7.8	369
NW 1949 Puget Sound M7.1	267
CA 1933 Long Beach M6.4	263
CA 1857 Fort Tejon M7.9	259

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

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional losses and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission. We purchase program specific reinsurance, consisting primarily of quota share coverage, for certain lines of business with an attritional loss component.

Third-Party Capacity

In order to utilize our internal product development, underwriting and distribution expertise on behalf of third- party insurance companies, we launched an affiliated managing general agent called Prospect General Insurance Agency (“PGIA”) in 2016. During 2020, Prospect General Insurance Agency was renamed to Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”). In 2019, we entered into a new partnership to underwrite commercial flood risk on behalf of a proven partner. We will continue to develop third-party capacity relationships that support our products.

Technology

Our integrated technology systems form the backbone of our business as they enable us to offer quality and timely service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively. As a recently formed insurance company, we have the benefit of having built a proprietary operating platform that employs the best practices of our management team’s extensive prior experience and that is not burdened by outdated legacy technology and processes. Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of and extending these applications to increase automation and enhance efficiency. We have dedicated in-house software developers as well as external resources, all of whom report to our Chief Technology Officer. Our internally developed

PASS provides producers direct access to our retail and wholesale distributed products including Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, Inland Marine and Residential Flood. PASS also serves as the administration system for select policy data and the access point for business written through direct personal lines partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real-time transparency in underwriting and aggregate management. Our software development team develops programing interfaces where applicable so that partner carriers and distribution partners can seamlessly access our system.

Our pricing models are based on the most recent versions of catastrophe models from industry leading vendors and our internal expertise. For certain products where limited models are available, we have worked directly with the vendors to develop proprietary models. We update all of our pricing models as new versions are released, which mitigates our exposure to changes in our business following industry-wide model changes. For personal lines products issued through automated underwriting, our pricing models integrate directly into our policy administration system as well as the systems of program administrator partners. Since our commercial lines products do not lend themselves to highly automated underwriting, we have built a customized operating platform that our underwriters use to evaluate risk and to efficiently quote business. Our custom application platform seamlessly integrates policy administration, billing, and maintenance.

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

We regularly review our loss reserves using a variety of actuarial techniques. We also update the reserve estimates as historical loss experience develops, additional claims are reported and/or settled and new information becomes available. Additionally, our loss reserving is reviewed quarterly for reasonableness by a reputable third-party actuarial firm. A reserve can be increased or decreased over time as claims move towards settlement, which can impact earnings in the form of either adverse development or reserve releases.

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2018 to	2019 to	2020 to
Accident Year	2018	2019	2020	2021	2019	2020	2021

	(in thousands)
Prior	$57,602	$56,651	$55,706	$61,740	$(951)	$(945)	$6,034
2019	—	25,127	22,797	22,156	—	(2,330)	(641)
2020	—	—	171,470	194,752	—	—	23,282
2021	—	—	—	171,922	—	—	—
					$(951)	$(3,275)	$28,675

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2018 to	2019 to	2020 to
Accident Year	2018	2019	2020	2021	2019	2020	2021

	(in thousands)
Prior	$28,377	$28,196	$28,019	$27,988	$(181)	$(177)	$(21)
2019	—	5,772	5,885	5,499	—	113	(386)
2020	—	—	64,179	61,001	—	—	(3,178)
2021	—	—	—	45,042	—	—	—
					$(181)	$(64)	$(3,585)

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

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents, mutual funds, exchange traded funds and equity securities. Our fixed maturity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $465.9 million and $422.3 million at December 31, 2021 and 2020 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2021	Value	Fair Value
Fixed maturities:
U.S. Governments	$16,870	3.6%
States, territories, and possessions	4,014	0.9%
Political subdivisions	6,380	1.4%
Special revenue excluding mortgage/asset‑backed securities	44,498	9.6%
Industrial and miscellaneous	249,046	53.4%
Mortgage/asset‑backed securities	111,874	24.0%
Total fixed maturities	$432,682	92.9%
Equity securities	33,261	7.1%
Total investments	$465,943	100.0%

	Fair	% of Total
December 31, 2020	Value	Fair Value
Fixed maturities:
U.S. Governments	$17,059	4.0%
States, territories, and possessions	6,636	1.6%
Political subdivisions	2,152	0.5%
Special revenue excluding mortgage/asset‑backed securities	41,227	9.8%
Industrial and miscellaneous	245,360	58.1%
Mortgage/asset‑backed securities	85,553	20.3%
Total fixed maturities	397,987	94.3%
Equity securities	24,322	5.7%
Total investments	$422,309	100.0%

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

Enterprise Risk Management (“ERM”)

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place, risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (“ORSA”) model developed by the NAIC. These ongoing enhancements include the creation of an ERM Sub-Committee comprised of executive management and select board members, creation and maintenance of a risk register and regular reporting on risk management.

An additional important part of our ERM is business continuity, including in the circumstances of a catastrophe event. We have established a business continuity team made up of executive management with predefined roles and responsibilities in the event of an emergency response situation and a business continuity communication site where employees are directed to receive instructions that are tailored to various scenarios. We store all data offsite and ensure it is accessible remotely. Our communications, virtual file servers, underwriting and distribution systems, and claims portal are hosted in geographically diverse data centers domestically and globally. We maintain additional offices in Mission Viejo, California and Bloomington, Minnesota to use as redundant locations in the event of a disruptive event in San Diego, and purchase business continuity services to support the La Jolla office in the event of a disruptive event.

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

From an underwriting standpoint, we carefully consider the development and deployment of insurance products in coastal areas that may be impacted by rising sea levels, and we incorporate scenarios into our catastrophe modeling that involve elevated sea surface temperatures and other relevant data. From an operations standpoint, our efforts include establishing a standing environmental, social, and governance (“ESG”) committee of the Board of Directors that works with the company to establish and measure progress toward several metrics related to climate change and environmental health. We are undertaking a third-party audit of the company’s carbon footprint, as well as options to mitigate that footprint. Evidence of the Company’s commitment to the environment and combating climate change can be found in the Sustainability and Citizenship report available on our corporate website.

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

Human Capital

Overview

We believe our greatest asset is our talent. As of December 31, 2021, we employed 151 team members. During 2021, our workforce increased by approximately 23% compared to the prior year, and our turnover rate was approximately 20%.

Our business relies on our ability to attract and retain talented team members. To attract and retain talent, we strive to create a diverse, inclusive, and supportive workplace, with opportunities for our team members to develop in their careers. This is supported by competitive compensation, benefits and health and wellness programs, and by programs that build connections between our team members and their communities.

Diversity and Inclusion

We are committed to increasing diversity within our Company. We believe that diversity yields greater creativity and productivity, helps us serve our customers and partners more effectively, and ultimately returns greater value to our shareholders and to the communities in which we do business. We set diversity goals in our annual Sustainability & Citizenship report. In 2021, 39% of our team members identify as a member of an ethnic minority group, compared to 37% in 2020. Our commitment to Diversity and Inclusion follows:

DIVERSITY – We are not all the same. Palomar celebrates our differences, and we identify opportunities for increased innovation and collaboration amongst diverse teams with diverse perspectives.

INCLUSION – Palomar appreciates and takes pride in the active involvement of every team member’s unique contribution within a culture that harmonizes our differences. Our team members understand their important contribution to the greater good and understand that what they do makes a difference, both for the company, and in the larger communities we serve.

COMMUNITY & ENGAGEMENT – Palomar’s commitment to diversity, equality and inclusion extends into the communities where we conduct business. We believe that every organization, regardless of size or scope, can make a meaningful difference on issues of community welfare, justice, and equality. Through our social, personal, and professional networks, we champion our values and actions. We partner with like-minded organizations to drive action and positive change.

EQUALITY – Palomar promotes a work environment where individuals are treated fairly, respectfully and have equal access to resources and opportunities for growth. We encourage our teammates to share ideas and collaborate to remove organizational boundaries, solve problems, and drive company growth.

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being.  Our compensation programs include base pay, annual incentive compensation and, in many cases, long-term equity-based compensation. In 2021, 70% of our workforce received equity awards. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

In response to the COVID-19 pandemic, many of our team members have been working from home since March 2020. We recently began allowing all employees to return to our offices on a voluntary basis, with established protocols to ensure operational reliability and employee safety. We provide team members a reimbursement to help manage incremental costs associated with remote work. We also regularly check-in with team members to assess their mental health. Team members receive 24/7 access to behavioral health tools and resources and a company paid subscription to Headspace, a meditation and wellness application.

Talent Development

We provide numerous training opportunities for our team members, with a focus on personal and professional development. We utilize “Coaching for Performance” methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide team members resources to achieve career goals and build leadership skills. We encourage all team members to take advantage of company supported learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. In 2021, our team members completed approximately 1,100 hours of training. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current role. To support this belief, we provide a $3,000 tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title. In 2021, 30% of our workforce was promoted or moved into new positions.

During the fourth quarter of 2021, our team members completed an engagement survey, and we received a 90% response rate. We are using the responses and learnings from this survey to inform our future talent management strategies.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;
●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Two program administrators with which we have long-standing relationships represented approximately 48% of our gross written premiums for the year ended December 31, 2021, and such relationships may not continue;
●	There is intense competition for business in our industry;

●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

The ongoing Pandemic and response thereto has impacted and may continue to impact financial markets, businesses, households, and communities. The extent of the impact of the Pandemic on our operational and financial performance will depend on several factors, including the ultimate duration and severity of the Pandemic, the emergence and severity of variant strains, actions taken and restrictions imposed by the government and health officials in response, the effectiveness and adoption of COVID-19 vaccines and therapeutics, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. In addition, the Pandemic has contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may have a negative impact on our business. Continuation of the Pandemic could cause additional reduction in business activity and financial market instability and the global macroeconomic effects of the Pandemic, may persist for an indefinite period, even after the Pandemic has subsided.

Disruptions to the economy from the Pandemic could cause our customers to have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Policyholders may exaggerate or even falsify claims to obtain higher claims payments. Any of these outcomes would reduce our underwriting income. Inflationary pressures or supply chain shortages caused by the Pandemic may increase our operating expenses and the average size of our loss claims.

We underwrite a significant amount of our commercial insurance policies for businesses such as hotels, motels, retail stores, and professional services. These businesses have been impacted by restrictions placed on them and changes in consumer behavior resulting from the Pandemic. Prolonged restrictions or ongoing changes in consumer behavior as a result of the Pandemic would have a negative adverse impact on these insureds and their revenue streams, which consequently will impact their ability to meet their financial obligations, including purchasing or renewing insurance policies.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event and provide coverage up to $1.68 billion for earthquake events and $700 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2021, we had $157.3 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market (e.g. catastrophe bonds). During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events. We may seek to expand our catastrophe XOL coverage through similar bond offerings in the future. However, there can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe or non-catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce the level of our underwriting commitments, both of which could materially adversely affect our business, financial condition, and results of operations.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and overall impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles and regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of losses that one would expect based on computer or actuarial modeling techniques. These estimates, models, data, and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

In addition, output from our risk modeling software is based on third-party data that we believe to be accurate and reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance-to-value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials such as lumber and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

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

A decline in our financial strength rating may adversely affect the amount of business we write and impact compliance with our debt covenants.

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

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	Causing our current and future distribution partners and insureds to choose other, more highly-rated competitors;
•	Increasing the cost or reducing the availability of reinsurance to us;
•	Severely limiting or preventing us from writing new and renewal insurance contracts; or
•	Causing us to be out of compliance with the financial covenants in our credit agreement.

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 46% and 12% of our gross written premiums, respectively, for the year ended December 31, 2021. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Since the onset of the Pandemic, companies have had issues with employee turnover and finding and hiring qualified employees. These challenges may continue for the foreseeable future.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $255.8 million or 48% of our gross written premiums for the year ended December 31, 2021. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead General Insurance Agency for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to its broker for payment to us, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from the broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business from our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products, including impacts related to the Pandemic, could have a material adverse effect on our business, financial condition, and results of operations.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we regularly meet and communicate with our brokers, monitor broker behavior and review broker financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline, and our financial condition and results of operations could be materially and adversely affected.

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

If actual renewals of our existing policies do not meet expectations, our written premium in future years and our future results of operations could be materially adversely affected.

Most of our insurance policies are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s policies. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected.

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

We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries and take other steps to validate or supplement the information provided, we may make underwriting decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we may be subject to covenants that restrict our ability to freely operate our business. In any case, such securities may have rights, preferences and privileges that are senior to those of the shares of common stock offered hereby. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

We may not be able to manage our growth effectively.

We intend to grow our business in the future, which could require additional capital, systems development, and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify and hire qualified employees, and effectively incorporate the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence and severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, adverse investment performance, and the cost of reinsurance coverage. Additionally, the future impact of the Pandemic on our business, operations, liquidity, financial condition, and results of operations remains uncertain.

We seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. Our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums, loss expenses, and other underwriting expenses from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

Our Credit Agreement contains restrictions and covenants that limit our flexibility in operating our business and any debt borrowed under our Credit Agreement exposes us to additional risk and may adversely affect our financial condition and future financial results.

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders which provides a revolving credit facility of up to $100.0 million. Currently, we have no borrowings under the Credit Agreement. If we make borrowings in the future, it may impact our business and financial condition by:

•

Requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including investing, and paying claims and operating expenses and;

•	Exposing us to interest rate risk since the interest rate in the credit agreement is a variable rate

In addition, the Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

Risks related to the Economic Environment

The effects of the Pandemic have significantly affected the global and U.S. economies and financial markets, and may further disrupt our operations and the operations of our insureds, agents, and third parties upon which we rely.

The current Pandemic has caused significant disruption in the global and U.S. economies and financial markets. COVID-19 and its variant strains have caused illness, quarantines, cancellation of events and travel, business and school closures, reduction in business activity, increased unemployment, supply chain interruptions, and overall economic and financial market instability. There continue to be significant reported cases of infected individuals throughout the United States and globally. Impacts to our business could be widespread and material impacts may result, including but not limited to, the following:

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

Since the beginning of the Pandemic, we have taken precautions to protect the safety and well-being of our employees while providing uninterrupted service to our policyholders and claimants. However, no assurance can be given that these actions will be sufficient in the future. Furthermore, the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the pandemic has subsided, which could negatively impact demand for our insurance products in the future and result in a material adverse effect on our results of operations and financial condition.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $33.3 million as of December 31, 2021.

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

Risks related to Technology

We employ third-party licensed software for use in our business, and the inability to maintain these licenses, problems with the software we license, or increases to the cost of software licenses could adversely affect our business.

Multiple areas of our business rely on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Unforeseen issues may arise in third-party software platforms which may have an adverse impact on our operations. Integration of new third-party software or modifications to our existing third-party software may require substantial investment of our time and resources. The inability to integrate or operate third-party software successfully or the inadequacy of third-party software may have a material adverse impact on our operations. In addition, the cost of third-party software is significant and we expect it to increase in the future. If we have issues with the functionality or expense of third-party software, we may not be able to find acceptable alternatives in a timely manner or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

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

A significant portion of our employees work remotely and outside of our primary offices on a regular basis. We believe remote work increases the need for our information technology and telecommunications systems to work properly and creates additional operational risk and difficulty should these systems fail.

Security breaches or cyber-attacks could expose the Company to liability and damage its reputation and business.

Our operations depend on the reliable and secure processing, storage, and transmission of confidential and other data and information in our computer systems and networks. Computer viruses, hackers, employee misconduct, and other external hazards could expose our systems to security breaches, cyber-attacks or other disruptions.

Cyberthreats are constantly evolving and becoming increasingly sophisticated and complex, making it increasingly difficult to detect and successfully defend against them.  In addition, cyber-attackers (which may include individuals or groups, as well as sophisticated groups such as nation-state and state-sponsored attackers, which can deploy significant resources to plan and carry out exploits) also develop and deploy viruses, worms, credential stuffing attack tools and other malicious software programs, some of which may be specifically designed to attack our products, information systems or networks. Outside parties have in the past and may in the future attempt to fraudulently induce our employees or users of our products or services to disclose sensitive, personal or confidential information via illegal electronic spamming, phishing or other tactics.

While we have implemented security measures designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be, and at times are, subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

Any cloud provider service failure or control weakness could adversely affect our business.

We employ cloud-based services to host our applications and intend to expand our use. As we expand our use of cloud-based services, we will increasingly rely on third-party cloud providers to maintain appropriate controls and safeguards to protect confidential information we receive, including personal, personally identifiable, sensitive, confidential or proprietary data, and the integrity and continuous operation of our proprietary technology platform. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. Outside parties may be able to circumvent controls or exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Migrating to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.

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

We may become subject to additional government or market regulation, including additional regulation around cyber-attacks, which may have a material adverse impact on our business.

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

Certain jurisdictions in which PSIC is admitted to transact business require property and casualty insurers doing business within that jurisdiction to participate in insurance guaranty associations. These organizations pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. They levy assessments, up to prescribed limits, on all member insurers in a particular state based on the proportionate share of the premiums written by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. States may also assess admitted companies to fund their respective department of insurance operations. Some states permit member insurers to recover assessments paid through full or partial premium tax offset or in limited circumstances by surcharging policyholders.

PSIC is licensed to conduct insurance operations on an admitted basis in 34 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.1 million in 2021. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments are generally covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

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

We use credit scoring as a factor in pricing and underwriting decisions where allowed by state law. Consumer groups and regulators have questioned whether the use of credit scoring unfairly discriminates against some groups of people and are calling for laws and regulations to prohibit or restrict the use of credit scoring in underwriting and pricing. Laws or regulations that significantly curtail or regulate the use of credit scoring, if enacted in states in which we operate, could impact the integrity of our pricing and underwriting processes, which could, in turn, materially and adversely affect our business, financial condition, results of operations and prospects, and make it harder for us to be profitable over time.

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

In addition to compliance with GAAP on a consolidated basis, PSIC, PESIC, and PSRE are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

We incur significant costs as a public company, and our management is required to devote substantial time to complying with public company regulations.

As a public company, we incur certain legal, accounting, and other expenses that we would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We must maintain accounting and financial staff and consultants with appropriate public company reporting, technical accounting, and internal control knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services.

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

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 14,700 square feet of office space for annual rent and rent-related operating payments of approximately $0.7 million. The lease for this space expires in 2024. We also lease office space in various locations throughout the United States, which we use for operations and administration.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for Common Stock

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 22, 2022, there were approximately 9 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative our total stockholders.

Payment of Dividends

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorized the repurchase by the Company of up to $40 million of its outstanding shares of common stock through the period ending on March 31, 2023. The Company purchased 239,096 shares for $15.9 million under this program during the 12 months ended December 31, 2021.

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from April 17, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2021.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

	April 17, 2019	December 31, 2019	December 31, 2020	December 31, 2021
Palomar Holdings, Inc	$100.00	$265.88	$467.83	$341.07
Nasdaq Composite Index	$100.00	$112.21	$161.18	$195.66
Nasdaq Insurance Index	$100.00	$110.88	$111.93	$126.69

Item 6. [Reserved]

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

Overview

We are a rapidly growing and innovative insurer focused on providing specialty insurance to residential and commercial customers. Our underwriting and analytical expertise allow us to concentrate on certain markets that we believe are underserved by other insurance companies, such as the markets for earthquake, hurricane, inland marine, and flood insurance. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $535.2 million for the year ended December 31, 2021, which reflects a compound annual growth rate of approximately 64%. For the year ended December 31, 2021, 55% of our gross written premiums were generated by our Residential Earthquake, Commercial Earthquake and Hawaii Hurricane lines of business, all of which are not subject to attritional losses. We experienced average monthly premium retention rates above 89% overall for these lines of business, providing strong visibility into future revenue.

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

Since the beginning of the Pandemic, our focus has been to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. We recently began allowing all employees to return to our offices on a voluntary basis, with established protocols to ensure operational reliability and employee safety. In addition, we have been taking extra physical security and cybersecurity measures to safeguard our systems to serve the operational needs of our workforce and ensure uninterrupted service to our brokers and policyholders.

We have experienced business interruption claims related to the Pandemic. Our All Risk and Commercial Earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. Each of our All Risk policies has a virus and/or communicable disease exclusion. Our DIC policies require physical damage to the structure caused by the covered perils, whether it be an earthquake or flood. We do not expect additional business interruption claims from the Pandemic and have acknowledged and adjudicated each claim received.

The Pandemic’s ultimate impact on our results of operations remains uncertain. Since the onset of the Pandemic, we have experienced volatility in the fair value of our investment portfolio due to unrealized losses and gains on our fixed income securities. Additional financial volatility caused by the Pandemic may have a negative impact on our investment portfolio and results of operations. Inflationary pressures caused by the Pandemic may increase our operating expenses and the average size of our loss claims. We have not seen a significant impact on the growth rate of our gross written premiums since the beginning of the Pandemic. However, the Pandemic continues to impact many aspects of the economy and society and the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided. We cannot anticipate all the ways in which the Pandemic or other similar global health crises could adversely impact our business in the future.

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

Interest Expense

For the year ended December 31 2021, interest expense consists of the unused line fee and amortization of the commitment fee on our credit agreement. We did not incur any interest expense during the year ended December 31, 2020.

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

Results of operations

Year ended December 31, 2021 compared to year ended December 31, 2020

The following table summarizes our results for the years ended December 31, 2021 and 2020:

	Year Ended December 31,			Percent
	2021	2020	Change	Change

	($ in thousands, except per share data)
Gross written premiums	$535,175	$354,360	$180,815	51.0%
Ceded written premiums	(223,443)	(155,102)	(68,341)	44.1%
Net written premiums	311,732	199,258	112,474	56.4%
Net earned premiums	233,826	155,068	78,758	50.8%
Commission and other income	3,608	3,295	313	9.5%
Total underwriting revenue (1)	237,434	158,363	79,071	49.9%
Losses and loss adjustment expenses	41,457	64,115	(22,658)	(35.3)%
Acquisition expenses	95,433	64,041	31,392	49.0%
Other underwriting expenses	53,723	34,084	19,639	57.6%
Underwriting income (loss) (1)	46,821	(3,877)	50,698	NM
Interest expense	(40)	—	(40)	NM
Net investment income	9,080	8,612	468	5.4%
Net realized and unrealized gains on investments	1,277	1,488	(211)	(14.2)%
Income before income taxes	57,138	6,223	50,915	818.2%
Income tax expense (benefit)	11,291	(34)	11,325	NM
Net income	45,847	6,257	39,590	632.7%
Adjustments:
Expenses associated with transactions and stock offerings	563	708	(145)	(20.5)%
Stock-based compensation expense	5,584	2,167	3,417	157.7%
Amortization of intangibles	1,251	—	1,251	NM
Expenses associated with catastrophe bond	1,704	399	1,305	327.1%
Tax impact	(1,506)	(664)	(842)	126.8%
Adjusted net income (1)	53,443	$8,867	$44,576	502.7%
Key Financial and Operating Metrics
Annualized return on equity	12.1%	2.1%
Annualized adjusted return on equity (1)	14.1%	3.0%
Loss ratio	17.7%	41.3%
Expense ratio	62.2%	61.2%
Combined ratio	80.0%	102.5%
Adjusted combined ratio (1)	76.1%	100.4%
Diluted earnings per share	$1.76	$0.24
Diluted adjusted earnings per share (1)	$2.05	$0.35
Catastrophe losses	$5,015	$50,986
Catastrophe loss ratio (1)	2.1%	32.9%
Adjusted combined ratio excluding catastrophe losses (1)	73.9%	67.5%
NM-Not Meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $535.2 million for the year ended December 31, 2021 compared to $354.4 million for the year ended December 31, 2020, an increase of $181.8 million, or 51.0%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our products’ geographic and distribution footprint, and new partnerships. For commercial products, substantial rate increases also contributed to premium growth.

The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Year Ended December 31,
	2021		2020
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product
Residential Earthquake	$171,048	32.0%	$140,934	39.8%	$30,114	21.4%
Commercial Earthquake	90,552	16.9%	58,890	16.6%	31,662	53.8%
Specialty Homeowners	67,894	12.7%	49,849	14.1%	18,045	36.2%
Inland Marine	57,124	10.7%	15,423	4.3%	41,701	270.4%
Commercial All Risk	38,640	7.2%	53,933	15.2%	(15,293)	(28.4)%
Hawaii Hurricane	30,298	5.6%	13,824	3.9%	16,474	119.2%
Residential Flood	11,652	2.2%	8,176	2.3%	3,476	42.5%
Other	67,967	12.7%	13,331	3.8%	54,636	409.8%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$180,815	51.0%

During the fourth quarter of 2020, we ceased offering Commercial All Risk products on an admitted basis and only offered them on an E&S basis during 2021. This transition caused a decline in premium in our Commercial All Risk line.

The following table summarizes our gross written premiums by insurance subsidiary:

	Year Ended December 31,
	2021		2020
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Subsidiary
PSIC	$383,063	71.4%	$324,870	91.7%	$58,193	17.9%
PESIC	152,111	28.6%	29,490	8.3%	122,621	415.8%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$180,814	51.0%

Ceded Written Premiums

Ceded written premiums increased $68.3 million, or 44.1%, to $223.4 million for the year ended December 31, 2021 from $155.1 million for the year ended December 31, 2020. The increase was primarily due to increased quota share ceding due to growth in written premium lines subject to quota shares. In addition, XOL reinsurance expense increased due to growth in exposure and additional charges from Winter Storm Uri (“Uri”), which impacted our Specialty Homeowners and Commercial All Risk lines during the first quarter of 2021.

Catastrophe losses from Uri caused us to utilize certain layers of our XOL program which increased our XOL reinsurance expense. During the year ended December 31, 2021, we incurred an additional $7.9 million of expense associated with the reinstatement of our reinsurance program as a result of Winter Storm Uri. During 2020, we also incurred specific XOL expenses resulting from castastrophe events. As a result of hurricanes occurring in the third and fourth quarters of 2020, we fully utilized portions of our XOL coverage and incurred charges of $7.0 million related to the acceleration of XOL expenses and the purchase and utilization of a backup XOL layer.

Ceded written premiums as a percentage of gross written premiums slightly decreased to 41.8% for the year ended December 31, 2021 from 43.8% for the year ended December 31, 2020. This decrease was primarily due to gross written premiums growing at a faster rate than ceded written premiums.

Net Written Premiums

Net written premiums increased $112.4 million, or 56.4%, to $311.7 million for the year ended December 31, 2021 from $199.3 million for the year ended December 31, 2020. The increase was primarily due to higher gross written premiums, primarily in our Earthquake and Inland Marine lines, offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $78.7 million, or 50.8%, to $233.8 million for the year ended December 31, 2021 from $155.1 million for the year ended December 31, 2020 due primarily to the earned portion of the higher gross written premiums offset by the earned portion of the higher ceded written premiums. The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2021	2020	Change	% Change

	($ in thousands)
Gross earned premiums	$433,999	$301,457	$132,542	44.0%
Ceded earned premiums	(200,173)	(146,389)	(53,784)	36.7%
Net earned premiums	$233,826	$155,068	$78,758	50.8%

Net earned premium ratio	53.9%	51.4%

Commission and Other Income

Commission and other income increased $0.3 million, or 9.5%, to $3.6 million for the year ended December 31, 2021 from $3.3 million for the year ended December 31, 2020 due primarily to an increase in policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $22.6 million, or 35.3%, to $41.5 million for the year ended December 31, 2021 from $64.1 million for the year ended December 31, 2020. During the year ended December 31, 2021, losses were primarily attributable to attritional losses and catastrophe losses from Hurricanes Ida and Nicholas and Winter Storm Uri which impacted our Specialty Homeowners and Commercial All Risk lines of business. We also experienced a single castastrophe loss from an excess liability indemnity policy covered by PESIC. During the year ended December 31, 2020, losses were primarily attributable to catastrophe events occurring during the third and fourth quarters in our Specialty Homeowners and Commercial All Risk lines of business.

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2021	2020	Change	% Change

	($ in thousands)
Catastrophe losses	$5,015	$50,986	$(45,971)	NM
Non-catastrophe losses	36,442	13,129	23,313	177.6%
Total losses and loss adjustment expenses	$41,457	$64,115	$(22,658)	(35.3)%

NM- not meaningful

Our catastrophe loss ratio was 2.1% during the year ended December 31, 2021. Catastrophe losses primarily included losses from losses from Hurricanes Ida and Nicholas, Winter Storm Uri, and a single loss from an excess liability indemnity policy covered by PESIC. Our catastrophe loss ratio was 32.9% during the year ended December 31, 2020. Catastrophe losses primarily included losses from Hurricanes Sally, Laura, Hanna and Zeta.

Our non-catastrophe loss ratio was 15.6% for the year ended December 31, 2021 compared to 8.5% during the year ended December 31, 2020. Non-catastrophe losses increased due mainly to a higher percentage of business in lines subject to attritional losses such as Specialty Homeowners, Inland Marine, Flood, and assumed reinsurance.

Acquisition Expenses

Acquisition expenses increased $31.4 million, or 49.0%, to $95.4 million for the year ended December 31, 2021 from $64.0 million for the year ended December 31, 2020. The primary reason for the increase was increased commissions due to higher earned premiums, offset by increased ceding commissions from quota share arrangements.

Acquisition expenses as a percentage of gross earned premiums were 22.0% for the year ended December 31, 2021 compared to 21.2% for the year ended December 31, 2020. Acquisition expenses as a percentage of gross earned premiums increased due to changes in business mix and changes in our Specialty Homeowners ceding arrangements which increased the percentage of premiums we retained and decreased our ceding commissions. Acquisition expenses as a percentage of gross earned premiums fluctuates based on mix of business produced and quota share arrangements in place.

Other Underwriting Expenses

Other underwriting expenses increased $19.7 million, or 57.6%, to $53.7 million for the year ended December 31, 2021 from $34.1 million for the year ended December 31, 2020. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees associated with its growth. In addition, during the first quarter of 2021, other underwriting expenses were significantly impacted by expenses associated with the issuance of a catastrophe bond.

Other underwriting expenses as a percentage of gross earned premiums were 12.4% for the year ended December 31, 2021 compared to 11.3% for the year ended December 31, 2020. Excluding the impact of expenses relating to transactions and stock offerings, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 10.3% for the year ended December 31, 2021 compared to 10.2% for the year ended December 31, 2020. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.5 million, or 5.4%, to $9.1 million for the year ended December 31, 2021 from $8.6 million for the year ended December 31, 2020. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2021 due primarily to proceeds from our June 2020 stock offering and the investing of our cash generated from operations, partially offset by lower yields on recently invested funds.

Net realized and unrealized gains on investments decreased $0.2 million, to a $1.3 million gain for the year ended December 31, 2021 from a $1.5 million gain for the year ended December 31, 2020. This change was due to fluctuations in performance of equity securities held.

The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2021	2020	Change	% Change

	($ in thousands)
Interest income	$9,119	$8,554	$565	6.6%
Dividend income	461	489	(28)	(5.7)%
Investment management fees and expenses	(500)	(431)	(69)	16.0%
Net investment income	9,080	8,612	468	5.4%
Net realized and unrealized gains on investments	1,277	1,488	(211)	(14.2)%
Total	$10,357	$10,100	$257	2.5%

Income Tax Expense (Benefit)

Income tax expense increased to $11.3 million for the year ended December 31, 2021 versus an immaterial benefit during the year ended December 31, 2020. For the year ended December 31, 2021, the difference between our tax rate and the 21% statutory rate relates primarily to a benefit from the permanent component of employee stock option exercises and charges related to state tax accruals. For the year ended December 31, 2020, the difference relates primarily the permanent component of employee stock option exercises.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Total revenue	$247,791	$168,463
Net investment income	(9,080)	(8,612)
Net realized and unrealized gains on investments	(1,277)	(1,488)
Underwriting revenue	$237,434	$158,363

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Year Ended
	December 31,
	2021	2020

	(in thousands)
Income before income taxes	$57,138	$6,223
Net investment income	(9,080)	(8,612)
Net realized and unrealized gains on investments	(1,277)	(1,488)
Interest expense	40	—
Underwriting income (loss)	$46,821	$(3,877)

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2021	2020

	(in thousands)
Net income	$45,847	$6,257
Adjustments:
Expenses associated with transactions and stock offerings	563	708
Stock-based compensation expense	5,584	2,167
Amortization of intangibles	1,251	—
Expenses associated with catastrophe bond	1,704	399
Tax impact	(1,506)	(664)
Adjusted net income	$53,443	$8,867

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

Adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Numerator: Adjusted net income	$53,443	$8,867
Denominator: Average stockholder’s equity	378,941	291,135
Adjusted return on equity	14.1%	3.0%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$187,005	$158,945
Denominator: Net earned premiums	$233,826	$155,068
Combined ratio	80.0%	102.5%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	(563)	(708)
Stock-based compensation expense	(5,584)	(2,167)
Amortization of intangibles	(1,251)	—
Expenses associated with catastrophe bond	(1,704)	(399)
Adjusted combined ratio	76.1%	100.4%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2021	2020

	(in thousands except shares and per share data)

Adjusted net income	$53,443	$8,867
Weighted-average common shares outstanding, diluted	26,111,904	25,598,647
Diluted adjusted earnings per share	$2.05	$0.35

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

Catastrophe loss ratio is calculated as follows:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$41,457	$64,115
Denominator: Net earned premiums	$233,826	$155,068
Loss ratio	17.7%	41.3%

Numerator: Catastrophe losses	$5,015	$50,986
Denominator: Net earned premiums	$233,826	$155,068
Catastrophe loss ratio	2.1%	32.9%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2021	2020

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$187,005	$158,945
Denominator: Net earned premiums	$233,826	$155,068
Combined ratio	80.0%	102.5%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$(563)	$(708)
Stock-based compensation expense	(5,584)	(2,167)
Amortization of intangibles	(1,251)	—
Expenses associated with catastrophe bond	(1,704)	(399)
Catastrophe losses	(5,015)	(50,986)
Adjusted combined ratio excluding catastrophe losses	73.9%	67.5%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2021	2020

	(in thousands)
Stockholders’ equity	$394,169	$363,713
Intangible assets	(9,501)	(11,512)
Tangible stockholders’ equity	$384,668	$352,201

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

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $45.7 million in 2022 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute with governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $4.1 million in 2022 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2021 and December 31, 2020, the total adjusted capital of PSIC and PESIC were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary, PSRE, is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2021 and December 31, 2020.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2021 and December 31, 2020, we met the minimum liquidity ratio requirement.

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. If a Class 3A insurer has failed to meet its minimum solvency margin on the last day of any financial year, it will also be prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from declaring or paying any dividends during the next financial year. Furthermore, the Insurance Act limits the ability of PSRE to pay dividends or make capital distributions by stipulating certain margin and solvency requirements and by requiring approval from the BMA prior to a reduction of 15% or more of a Class 3A insurer’s total statutory capital as reported on its prior year statutory balance sheet. Moreover, an insurer must submit an affidavit to the BMA, sworn by at least two directors and the principal representative in Bermuda of the Class 3A insurer, at least seven days prior to payment of any dividend which would exceed 25% of that insurer’s total statutory capital and surplus as reported on its prior year statutory balance sheet. The affidavit must state that in the opinion of those swearing the declaration of such dividend has not caused the insurer to fail to meet its relevant margins.

Further, under the Companies Act, PSRE may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would be less than its liabilities.

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2022 is calculated to be approximately $4.2 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. During the year ended December 31 2021, PSRE paid dividends of $15.0 million and $10.0 million to the Company. These dividend payments were approved by the BMA. There were no dividends declared or paid during the year ended December 31, 2020.

One of our insurance company subsidiaries, PSIC, is a member of the Federal Home Loan Bank of San Francisco (FHLB). Membership allows PSIC access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets. As of December 31, 2021 and 2020, there are no advances outstanding under the FHLB facility.

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

We generated positive cash flows from operations for the years ended December 31, 2021 and 2020. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year ended
	December 31,
	2021	2020

	($ in thousands)
Cash provided by (used in):
Operating activities	$87,814	$57,493
Investing activities	(58,188)	(185,385)
Financing activities	(13,041)	128,329
Change in cash, cash equivalents, and restricted cash	$16,585	$437

Our cash flow from operating activities has been positive in each of the last two years. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, and reinsurance payments. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Cash used in investing activities for each of the last two years related primarily to purchases of fixed income and equity securities in excess of sales and maturities.

Cash used in financing activities for the year ended December 31, 2021 related to the repurchase of $15.9 million of our common stock offset by $2.8 million in proceeds from common stock issued via stock option exercises and our employee stock purchase plan. Cash provided by financing activities for year ended December 31, 2020 was related to the receipt of $35.5 million in net proceeds from the January 2020 stock offering, the receipt of $90.1 million in net proceeds from the June 2020 stock offering, the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan, and the receipt of $2.0 million related to the issuance of common stock via stock option exercises.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $516.3 million in cash and investment securities available at December 31, 2021. We also have the ability to access additional capital through pursuing third-party borrowings including our credit agreement, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2021:

			One Year	Three Years
		Less Than	to Less Than	to Less Than	More Than
	Total	One Year	Three Years	Five Years	Five Years

	(in thousands)
Reserves for losses and loss adjustment expenses	$173,366	$136,638	$17,522	$15,879	$3,327
Operating lease obligations	2,244	904	1,340	—	—
Total	$175,610	$137,542	$18,862	$15,879	$3,327

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2021 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Share repurchases

During the year ended December 31, 2021, our Board of Directors authorized a $40 million share repurchase program and we repurchased $15.9 million of shares under this program in 2021. Subsequent to December 31, 2021, our Board of Directors approved a new share repurchase program, replacing the existing program and authorizing the repurchase by the Company of up to $100 million of our outstanding shares of common stock over the period ending on March 31, 2024. Through this program, we may use our capital to repurchase our shares in the future. The timing and amount of future share repurchases will depend on several factors, including our stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

Credit Agreement

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at our discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice.

As of December 31, 2021 we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

Financial Condition

Stockholders’ Equity

At December 31, 2021 total stockholder’s equity was $394.2 million and tangible stockholders’ equity was $384.7 million, compared to total stockholders’ equity of $363.7 million and tangible stockholders’ equity of $352.2 million as of December 31, 2020. Stockholder’s equity increased primarily due to net income and due to issuance of common stock and stock-based compensation expense from our equity compensation plans, offset by unrealized losses on our fixed income securities and company repurchases of our common stock. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholder’s equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2021, the majority of our investment portfolio, or $432.7 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $33.3 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $50.3 million at December 31, 2021. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.99 and 3.96 years and an average rating of “A1/A” and “A2/A” at December 31, 2021 and December 31, 2020, respectively. Our fixed income investment portfolio had a book yield of 2.23% as of December 31, 2021, compared to 2.27% as of December 31, 2020.

At December 31, 2021 and December 31, 2020 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
December 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,713	$16,870	3.9%
States, territories, and possessions	3,789	4,014	0.9%
Political subdivisions	6,295	6,380	1.5%
Special revenue excluding mortgage/asset-backed securities	43,301	44,498	10.3%
Industrial and miscellaneous	245,064	249,046	57.5%
Mortgage/asset-backed securities	110,960	111,874	25.9%
Total available-for-sale investments	$426,122	$432,682	100.0%

	Amortized	Fair	% of Total
December 31, 2020	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,308	$17,059	4.3%
States, territories, and possessions	6,208	6,636	1.7%
Political subdivisions	2,027	2,152	0.5%
Special revenue excluding mortgage/asset-backed securities	39,704	41,227	10.4%
Industrial and miscellaneous	234,049	245,360	61.6%
Mortgage/asset-backed securities	82,983	85,553	21.5%
Total available-for-sale investments	$381,279	$397,987	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2021 and December 31, 2020:

	Estimated	% of
December 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$97,209	22.5%
AA	65,308	15.1%
A	165,770	38.3%
BBB	93,051	21.5%
BB	11,057	2.5%
B	268	0.1%
CCC&Below	125	-%
	$432,788	100.0%

	Estimated	% of
December 31, 2020	Fair Value	Total

	($ in thousands)
Rating
AAA	$91,156	22.9%
AA	54,342	13.7%
A	149,977	37.7%
BBB	88,817	22.3%
BB	11,425	2.9%
NA/NR	2,270	0.5%
	$397,987	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2021 were as follows:

	Amortized	Fair	% of Total
December 31, 2021	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$21,435	$21,550	5.0%
Due after one year through five years	133,235	134,946	31.2%
Due after five years through ten years	113,264	115,897	26.8%
Due after ten years	47,228	48,415	11.2%
Mortgage and asset-backed securities	110,960	111,874	25.8%
	$426,122	$432,682	100.0%

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2021 and 2020.

	December 31, 2021
	Gross	% of Total	Net	% of Total

Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$91,715	52.9%	$26,595	58.6%
IBNR	81,651	47.1%	18,824	41.4%
Total reserves	$173,366	100.0%	$45,419	100.0%

	December 31, 2020
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$74,296	57.6%	$18,447	53.5%
IBNR	54,740	42.4%	16,023	46.5%
Total reserves	$129,036	100.0%	$34,470	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. On a quarterly basis, we perform an analysis of our loss development and select the expected ultimate loss ratio for each of our product lines by accident year. In our actuarial analysis, we use input from our TPAs and our underwriting departments, including premium pricing assumptions and historical experience. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate loss reserves are:

●	Reported and/or Paid Loss Development Methods—Ultimate losses are estimated based on historical reported and/or paid loss patterns. Reported losses are the sum of paid and case losses. Industry development patterns are substituted for historical development patterns when sufficient historical data is not available.
●	IBNR-to-Case Reserve Ratio Method—This method calculates ratios of IBNR to case reserves based on incurred and paid development factors from the development methods. Estimated IBNR equals the product of case reserves and the IBNR-to-case reserve ratio. These IBNR amounts are added to the reported-to-date amount to derive ultimate losses.

●	Reported Bornhuetter-Ferguson Severity Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected average severity, estimated ultimate claim counts and the historical development patterns of reported losses.
●	Reported Bornhuetter Ferguson Pure Premium Method—Under this method, ultimate losses are estimated as the sum of cumulative reported losses and estimated IBNR losses. IBNR losses are estimated based on expected pure premium and on the historical development patterns of reported losses.

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

On a quarterly basis, the leaders of our executive management, accounting, actuarial, and claims teams meet to review the recommendations made by the independent actuarial consultant and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2021. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate			Potential Impact
		LLAE	December 31, 2021		on 2021
	Accident	Sensitivity	Net Ultimate	Net LLAE	Pre‑tax	Stockholders’
Sensitivity	Year	Factor	Incurred LLAE	Reserve	income	Equity*

	($ in thousands)
Sample increases	2021	5.0%	$45,045	$32,876	$2,252	$1,779
	2020	2.5%	$61,001	$10,904	$1,525	$1,205
	Prior	1.0%	$33,497	$1,639	$335	$265
Sample decreases	2021	(5.0)%	$45,045	$32,876	$(2,252)	$(1,779)
	2020	(2.5)%	$61,001	$10,904	$(1,525)	$(1,205)
	Prior	(1.0)%	$33,497	$1,639	$(335)	$(265)
*	Effective tax rate estimated to be 21%

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2018 to	2019 to	2020 to
Accident Year	2018	2019	2020	2021	2019	2020	2021

	(in thousands)
Prior	$57,602	$56,651	$55,706	$61,740	$(951)	$(945)	$6,034
2019		25,127	22,797	22,156	—	(2,330)	(641)
2020			171,470	194,752	—	—	23,282
2021				171,922	—	—	—
					$(951)	$(3,275)	$28,675

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2018 to	2019 to	2020 to
Accident Year	2018	2019	2020	2021	2019	2020	2021

	(in thousands)
Prior	$28,377	$28,196	$28,019	$27,988	$(181)	$(177)	$(21)
2019		5,772	5,885	5,499	—	113	(386)
2020			64,179	61,001	—	—	(3,178)
2021				45,042	—	—	—
					$(181)	$(64)	$(3,585)

During the year ended December 31, 2021, our gross incurred losses for accident years 2020 and prior developed unfavorably by $28.7 million. The gross unfavorable development was due primarily to losses on certain 2020 Hurricanes emerging at a higher severity than expected, primarily in our special property lines of business. On a net basis, the development was favorable by $3.6 million due to the effect of ceding gross unfavorable development under our reinsurance program. The catastrophe events which experienced unfavorable development were primarily subject to ceding under our XOL treaties while the catastrophe events which experienced favorable development were subject to a lower amount of ceding.

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

All financial assets measured at amortized cost, including available-for-sale securities are required to be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net income. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses, but the allowance is limited to the amount by which fair value is less than amortized cost.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 75.9% rated “A−” or better. At December 31, 2021, 2.7% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2021 the estimated fair value of our fixed maturities was $432.7 million. We estimate that a 100-basis point increase in interest rates would cause a 1.7% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 3.0% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

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

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2021 and 2020 and for each of the Three Years Ended December 31, 2021, 2020 and 2019
Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	90
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2021 and 2020	94
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2021, 2020 and 2019	95
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2021, 2020 and 2019	96
Consolidated Statements of Cash Flows for the three years ended December 31, 2021, 2020 and 2019	97
Notes to Consolidated Financial Statements	99
Schedule II—Condensed Financial Information of Registrant—Parent Company only	130
Schedule V—Valuation and Qualifying Accounts	134

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

February 24, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2022 expressed an unqualified opinion thereon.

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

At December 31, 2021, the reserve for losses and loss adjustment expenses (LAE) is $173,366 thousand. As explained in Notes 2 and 9 to the consolidated financial statements, the reserve for losses and LAE represents management's best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

February 24, 2022

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31,	December 31,
	2021	2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $426,122 in 2021; $381,279 in 2020)	$432,682	$397,987
Equity securities, at fair value (cost: $31,834 in 2021; $22,291 in 2020)	33,261	24,322
Total investments	465,943	422,309
Cash and cash equivalents	50,284	33,538
Restricted cash	87	248
Accrued investment income	2,725	2,545
Premium receivable	88,012	48,842
Deferred policy acquisition costs	55,953	35,481
Reinsurance recoverable on paid losses and loss adjustment expenses	29,368	10,162
Reinsurance recoverable on unpaid losses and loss adjustment expenses	127,947	94,566
Ceded unearned premiums	58,315	35,031
Prepaid expenses and other assets	37,072	34,119
Property and equipment, net	527	739
Intangible assets, net	9,501	11,512
Total assets	$925,734	$729,092
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$21,284	$20,730
Reserve for losses and loss adjustment expenses	173,366	129,036
Unearned premiums	284,665	183,489
Ceded premium payable	37,460	22,233
Funds held under reinsurance treaty	10,882	4,515
Deferred tax liabilities, net	3,908	5,376
Total liabilities	531,565	365,379
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,428,929 and 25,525,796 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid-in capital	318,902	310,507
Accumulated other comprehensive income	5,312	13,246
Retained earnings	69,952	39,957
Total stockholders' equity	394,169	363,713
Total liabilities and stockholders' equity	$925,734	$729,092

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Gross written premiums	$535,175	$354,360	$251,961
Ceded written premiums	(223,443)	(155,102)	(108,332)
Net written premiums	311,732	199,258	143,629
Change in unearned premiums	(77,906)	(44,190)	(43,422)
Net earned premiums	233,826	155,068	100,207
Net investment income	9,080	8,612	5,975
Net realized and unrealized gains on investments	1,277	1,488	4,443
Commission and other income	3,608	3,295	2,671
Total revenues	247,791	168,463	113,296
Expenses:
Losses and loss adjustment expenses	41,457	64,115	5,593
Acquisition expenses	95,433	64,041	37,259
Other underwriting expenses (includes stock-based compensation of $5,584, $2,167 and $24,103 for the years ended December 31, 2021, 2020 and 2019, respectively)	53,723	34,084	51,299
Interest expense	40	—	1,068
Total expenses	190,653	162,240	95,219
Income before income taxes	57,138	6,223	18,077
Income tax expense (benefit)	11,291	(34)	7,456
Net income	45,847	6,257	10,621
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale, net of taxes	(7,934)	8,560	5,249
Total comprehensive income	$37,913	$14,817	$15,870
Per Share Data:
Basic earnings per share	$1.80	$0.25	$0.49
Diluted earnings per share	$1.76	$0.24	$0.49

Weighted-average common shares outstanding:
Basic	25,459,514	24,872,251	21,501,541
Diluted	26,111,904	25,598,647	21,834,934

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2018	17,000,000	$2	$68,498	$(563)	$28,355	$96,292
Other comprehensive income (loss), net of tax	—	—	—	5,249	—	5,249
Distribution to stockholder	—	—	—	—	(5,120)	(5,120)
Stock-based compensation	—	—	24,103	—	—	24,103
Issuance of common stock in initial public offering, net of offering costs	6,468,750	—	87,411	—	—	87,411
Net income	—	—	—	—	10,621	10,621
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556

Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Cumulative effect of adopting ASU 2016-13 (Note 2)	—	—	—	—	(156)	(156)
Other comprehensive income (loss), net of tax	—	—	—	8,560	—	8,560
Stock-based compensation	—	—	2,167	—		2,167
Issuance of common stock in January 2020 stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock in June 2020 stock offering, net of offering costs	1,150,000	1	90,082	—	—	90,083
Issuance of common stock via employee stock purchase plan	28,367	—	741	—	—	741
Issuance of common stock via equity incentive plan	128,679	—	2,041	—	—	2,041
Net income	—	—	—	—	6,257	6,257
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713

Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive income (loss), net of tax	—	—	—	(7,934)	—	(7,934)
Stock-based compensation	—	—	5,584	—		5,584
Issuance of common stock via employee stock purchase plan	9,793	—	719	—	—	719
Issuance of common stock via equity incentive plan	132,436	—	2,092	—	—	2,092
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	45,847	45,847
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$45,847	$6,257	$10,621
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	5,584	2,167	24,103
Depreciation and amortization expense	3,544	1,336	216
Amortization and write-off of debt issuance costs	—	—	921
Allowance for credit loss on fixed maturity securities	106	—	—
Loss on asset disposal	—	—	1
Net realized and unrealized losses (gains) on investments	(1,277)	(1,488)	(4,443)
Amortization of premium on fixed maturity securities	2,317	1,214	431
Deferred income tax expense	641	1,094	646
Changes in operating assets and liabilities:
Accrued investment income	(180)	(1,159)	(652)
Premium receivable	(39,170)	(12,754)	(17,604)
Deferred policy acquisition costs	(20,472)	(10,280)	(11,149)
Reinsurance recoverables	(52,587)	(87,473)	(2,693)
Ceded unearned premiums	(23,284)	(8,926)	(7,821)
Prepaid expenses and other assets	591	(16,414)	(6,187)
Accounts payable and other accrued liabilities	(946)	5,998	3,287
Reserve for losses and loss adjustment expenses	44,330	112,215	760
Unearned premiums	101,176	53,116	51,243
Ceded premiums payable	15,227	10,850	776
Funds held under reinsurance treaty	6,367	2,857	938
Income taxes payable	—	(1,117)	1,117
Net cash provided by operating activities	87,814	57,493	44,511
Investing activities
Purchases of property and equipment	(18)	(132)	(115)
Capitalized software costs	(4,836)	(3,942)	(2,811)
Purchases of fixed maturity securities	(166,894)	(295,002)	(211,587)
Purchases of equity securities	(49,680)	(46,944)	(58,858)
Sales and maturities of fixed maturity securities	120,198	124,243	124,151
Sales of equity securities	41,553	45,983	64,820
Securities receivable or payable, net	1,500	(2,523)	1,023
Purchase of policy renewal rights	(11)	(7,068)	—
Net cash used in investing activities	(58,188)	(185,385)	(83,377)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	87,411
Distribution to stockholder	—	—	(5,120)
Redemption of Floating Rate Notes	—	—	(20,000)
Proceeds from January 2020 stock offering, net of offering costs	—	35,464	—
Proceeds from June 2020 stock offering, net of offering costs	—	90,083	—
Proceeds from common stock issued via employee stock purchase plan	719	741	—
Proceeds from common stock issued via stock option exercises	2,092	2,041	—
Repurchase of common stock	(15,852)	—	—
Net cash provided by (used in) financing activities	(13,041)	128,329	62,291
Net increase in cash, cash equivalents and restricted cash	16,585	437	23,425
Cash, cash equivalents and restricted cash at beginning of period	33,786	33,349	9,924
Cash, cash equivalents and restricted cash at end of period	$50,371	$33,786	$33,349

Supplementary cash flow information:
Cash paid for income taxes	$2,104	$7,182	$5,645

Cash paid for interest	$—	$—	$1,162

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2021	2020
Cash and cash equivalents	$50,284	$33,538
Restricted cash	87	248
Cash and cash equivalents and restricted cash	$50,371	$33,786

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

PSIC is a property and casualty insurance company domiciled in the state of Oregon. The Company’s core focus is on the residential and commercial earthquake markets in earthquake-exposed states such as California, Oregon, Washington, and states with exposure to the New Madrid Seismic Zone. The Company also offers products tailored to broader geographic regions and perils, including Hawaii residential hurricane, Specialty Homeowners, Inland Marine, and Flood products. PSIC is licensed to underwrite insurance on an admitted basis in 34 states in the United States, as of December 31, 2021, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

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

The Company recorded an immaterial allowance for credit losses related to its available-for-sale securities as of December 31, 2021. As of December 31, 2020, the Company had no allowance for credit losses related to its available-for-sale securities.

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

The Company recorded an allowance for uncollectable premiums of $0.3 million and $0.2 million as of December 31, 2021 and December 31, 2020, respectively, and believes that all other amounts are collectable.

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

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2021 or 2020.

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

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized cost less accumulated amortization and are included as a component of prepaid expenses and other assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchases under a cloud computing arrangement and accounts for as a service contract. As such, capitalized costs are amortized over the term of the service contract, which currently ends in December 2026.

Intangible Assets

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist of customer relationships acquired from another insurer during 2020. Indefinite lived intangible assets consist of state licenses acquired upon formation of the Company. Intangible assets are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant it. No impairments of intangible assets were recognized for the years ended December 31, 2021, 2020 or 2019.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2021, 2020 or 2019.

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

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business only with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has not experienced any credit losses from reinsurance recoverables and did not have an allowance for uncollectable reinsurance recoverables as of December 31, 2021 or December 31, 2020.

Stock Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. For stock option grants, the fair value of awards is estimated using the Black Scholes Model. The fair value of restricted stock units is determined using the closing price of the Company's common stock on the grant date. The fair value of performance stock units containing employee service or company financial performance based conditions is determined using the closing price of the Company's common stock on the grant date. The fair value of performance stock units containing conditions based on performance of the Company’s stock is determined using a Monte Carlo simulation. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2021 and 2020, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2021, 2020, or 2019.

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

Recently adopted accounting pronouncements

Income Taxes

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740) Simplifying the Accounting for Income Taxes. Among other things, ASU 2019-12 eliminates certain exceptions for recognizing deferred taxes for investments, performing intra-period tax allocation and calculating income taxes in interim periods. ASU 2019-12 also clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. ASU 2019-12 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The Company adopted this guidance on January 1, 2021 and adoption did not have a material impact on its consolidated financial statements.

Recently issued accounting pronouncements not yet adopted

To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

3. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,713	$347	$(190)	$16,870
States, territories, and possessions	3,789	288	(63)	4,014
Political subdivisions	6,295	107	(22)	6,380
Special revenue excluding mortgage/asset-backed securities	43,301	1,273	(76)	44,498
Industrial and miscellaneous	245,064	5,873	(1,891)	249,046
Mortgage/asset-backed securities	110,960	1,377	(463)	111,874
Total available-for-sale investments	$426,122	$9,265	$(2,705)	$432,682

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2020	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,308	$756	$(5)	$17,059
States, territories, and possessions	6,208	428	—	6,636
Political subdivisions	2,027	125	—	2,152
Special revenue excluding mortgage/asset-backed securities	39,704	1,525	(2)	41,227
Industrial and miscellaneous	234,049	11,602	(291)	245,360
Mortgage/asset-backed securities	82,983	2,785	(215)	85,553
Total available-for-sale investments	$381,279	$17,221	$(513)	$397,987

Security holdings in an unrealized loss position

As of December 31, 2021, the Company held 231 fixed maturity securities in an unrealized loss position with a total estimated fair value of $170.1 million and total gross unrealized losses of $2.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. As of December 31, 2020, the Company held 90 fixed maturity securities in an unrealized loss position with a total estimated fair value of $41.5 million and total gross unrealized losses of $0.5 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2021 and 2020, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$5,968	$(147)	$1,457	$(43)	$7,425	$(190)
States, territories, and possessions	1,444	(63)	—	—	1,444	(63)
Political subdivisions	1,815	(22)	—	—	1,815	(22)
Special revenue excluding mortgage/asset-backed securities	6,280	(76)	—	—	6,280	(76)
Industrial and miscellaneous	94,020	(1,468)	5,570	(423)	99,590	(1,891)
Mortgage/asset-backed securities	51,246	(412)	2,319	(51)	53,565	(463)
Total	$160,773	$(2,188)	$9,346	$(517)	$170,119	$(2,705)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2020	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,496	$(5)	$—	$—	$1,496	$(5)
States, territories, and possessions	—	—	—	—	—	—
Political subdivisions	—	—	—	—	—	—
Special revenue excluding mortgage/asset-backed securities	520	(2)	—	—	520	(2)
Industrial and miscellaneous	22,718	(234)	203	(57)	22,921	(291)
Mortgage/asset-backed securities	16,092	(211)	496	(4)	16,588	(215)
Total	$40,826	$(452)	$699	$(61)	$41,525	$(513)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss related to any of these securities. An immaterial allowance for credit losses was recorded pertaining to one investment security as of December 31, 2021. For the remaining securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis. The Company did not recognize an allowance for credit losses related to any securities for the year ended December 31, 2020.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2021, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$21,435	$21,550
Due after one year through five years	133,235	134,946
Due after five years through ten years	113,264	115,897
Due after ten years	47,228	48,415
Mortgage and asset-backed securities	110,960	111,874
	$426,122	$432,682

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$(10,148)	$10,835	$6,602
Net increase (decrease)	$(10,148)	$10,835	$6,602

Net investment income summary

Net investment income is summarized as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Interest income	$9,119	$8,554	$5,894
Dividend income	461	489	424
Investment management fees and expenses	(500)	(431)	(343)
Net investment income	$9,080	$8,612	$5,975

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2021	2020	2019

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$466	$501	$1,405
Gains on sales of equity securities	1,416	62	177
Total realized gains	1,882	563	1,582
Realized losses:
Losses on sales of fixed maturity securities	(1)	(46)	(84)
Losses on sales of equity securities	—	(68)	(64)
Total realized losses	(1)	(114)	(148)
Net realized investment gains	1,881	449	1,434
Net unrealized gains (losses) on equity securities	(604)	1,039	3,009
Net realized and unrealized gains (losses) on investments	$1,277	$1,488	$4,443

Proceeds from the sale of fixed maturity securities were $17.4 million, $39.8 million and $46.3 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the consolidated balance sheets. At December 31, 2021 and 2020, the carrying value of securities on deposit with state regulatory authorities was $7.5 million and $7.5 million, respectively.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

December 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,870	$—	$16,870
States, territories, and possessions	—	4,014	—	4,014
Political subdivisions	—	6,380	—	6,380
Special revenue excluding mortgage/asset-backed securities	—	44,498	—	44,498
Industrial and miscellaneous	—	249,046	—	249,046
Mortgage/asset-backed securities	—	110,374	1,500	111,874
Equity securities	33,261	—	—	33,261
Cash, cash equivalents, and restricted cash	50,371	—	—	50,371
Total assets	$83,632	$431,182	$1,500	$516,314

December 31, 2020	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$17,059	$—	$17,059
States, territories, and possessions	—	6,636	—	6,636
Political subdivisions	—	2,152	—	2,152
Special revenue excluding mortgage/asset-backed securities	—	41,227	—	41,227
Industrial and miscellaneous	—	245,360	—	245,360
Mortgage/asset-backed securities	—	85,553	—	85,553
Equity securities	24,322	—	—	24,322
Cash, cash equivalents, and restricted cash	33,786	—	—	33,786
Total assets	$58,108	$397,987	$—	$456,095

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheets including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity.

Transfers between Level 3 and Level 2 securities result from changes in the availability of market observable inputs and are recorded at the beginning of the reporting period. As of December 31, 2021, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of market observable inputs.

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$35,481	$25,201	$14,052
Additions to deferred balance:
Direct commissions	133,242	82,786	59,676
Ceding commissions	(32,249)	(19,371)	(17,257)
Premium taxes	8,209	7,024	5,236
Total net additions	109,202	70,439	47,655
Amortization of net policy acquisition costs	(88,730)	(60,159)	(36,506)
Balance, end of year	$55,953	$35,481	$25,201
Acquisition expenses:
Amortization of net policy acquisition costs	$88,730	$60,159	$36,506
Period costs	6,703	3,882	753
Total Acquisition expenses	$95,433	$64,041	$37,259

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2021	2020

	(in thousands)
Indefinite-lived intangibles:
State insurance licenses	$744	$744
Finite-lived intangibles:
Customer relationships	10,008	10,768
Accumulated amortization on finite-lived intangibles	(1,251)	—
Total intangible assets	$9,501	$11,512

State insurance licenses consist of licenses acquired at the inception of PSIC.

Customer relationships represents the fair value of acquired policy renewal rights. The Company began amortizing this intangible asset on a straight line basis in 2021 and is amortizing it over a period of 8 years. Amortization expense for the year ended December 31, 2021 was $1.3 million.

7. Capitalized Assets

Capitalized software balances are as follows:

		Accumulated	Net
December 31, 2021	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$13,205	$(3,831)	$9,374

		Accumulated	Net
December 31, 2020	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$8,450	$(1,767)	$6,683

Amortization expense relating to capitalized software for the years ended December 31, 2021, 2020 and 2019 was $2.1 million, $1.1 million, and $0.6 million, respectively.

Property and Equipment consists of the following:

		Accumulated	Net
December 31, 2021	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(576)	$303
Computer hardware	294	(148)	146
Office equipment and furniture	519	(441)	78
Total	$1,692	$(1,165)	$527

		Accumulated	Net
December 31, 2020	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(459)	$420
Computer hardware	276	(100)	176
Office equipment and furniture	519	(376)	143
Total	$1,674	$(935)	$739

Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $0.2 million, $0.2 million, and $0.2 million respectively.

8. Leases

The Company has operating leases for office space used to conduct its insurance operations and administration activities. Operating lease right-of-use (“ROU”) assets are a component of prepaid expenses and other assets and operating lease liabilities are included in accounts payable and other accrued liabilities in the Company's consolidated balance sheets.

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

Operating lease costs for the years ended December 31, 2021, 2020 and 2019 were $0.7 million, $0.7 million and $0.6 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2021	(in thousands)
Operating cash outflows from operating leases	$879

December 31, 2021	($ in thousands)
Operating lease ROU assets	$1,636
Operating lease liabilities	$2,187
Weighted-average remaining lease term on operating leases	2.5	years
Weighted-average discount rate on operating leases	2.1%

Future minimum lease payments as of December 31, 2021 are as follows:

Years ending December 31,	(in thousands)
2022	$904
2023	862
2024	478
2025	—
2026	—
Total future minimum lease payments	$2,244
Less: imputed interest	(57)
Total operating lease liability	$2,187

9. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2021, 2020, and 2019. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$34,470	$3,869	$4,165
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	45,042	64,179	5,774
Prior years	(3,585)	(64)	(181)
Total incurred	41,457	64,115	5,593
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	12,063	31,879	2,179
Prior years	18,445	1,635	3,710
Total payments	30,508	33,514	5,889
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	45,419	34,470	3,869
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	127,947	94,566	12,952
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$173,366	$129,036	$16,821

The foregoing reconciliation shows loss and loss adjustment expense reserve redundancies of $3.6 million, $0.1 million and $0.2 million developed in 2021, 2020 and 2019, respectively. During 2021, this net favorable reserve development was primarily due to the effect of ceding gross unfavorable development under our reinsurance program and lower than anticipated severity of catastrophe losses associated with certain hurricanes that occurred during the second half of 2020. During 2020, this favorable reserve development related to lower than anticipated frequency and severity of claims in our homeowners and special property lines of business offset by higher than anticipated frequency and severity of claims in our assumed reinsurance line. During 2019, this favorable reserve development was primarily related to lower than originally anticipated frequency and severity of claims in our homeowners lines of business, offset by higher than originally anticipated frequency and severity of claims in our special property lines of business.

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

As such, the following tables show the Company’s historical homeowner and special property incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregate basis as of December 31, 2021 and for previous accident years.

The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2020 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

								As of December 31, 2021
								Incurred but	Cumulative
	Year Ended December 31,							Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Liabilities	Claims
2015	$2,048	$1,785	$1,658	$1,636	$1,642	$1,636	$1,643	$—	421
2016		6,069	5,878	5,721	5,636	5,622	5,609	—	1,121
2017			9,354	7,418	6,630	6,388	5,587	—	3,049
2018				2,193	2,008	1,930	1,929	2	799
2019					914	838	807	102	1,213
2020						19,100	15,088	1,470	4,015
2021							8,453	2,866	3,479
Total							$39,116	$4,440	14,097

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

	Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
2015	$860	$1,379	$1,523	$1,615	$1,634	$1,636	$1,643
2016		4,120	5,356	5,585	5,607	5,619	5,609
2017			7,135	7,375	6,628	6,371	5,586
2018				1,550	1,853	1,922	1,922
2019					546	685	685
2020						13,588	13,095
2021							4,351
Total							$32,891
Reserve for losses and loss adjustment expense, net of reinsurance							$6,225
(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Homeowners’ Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5 (2)	Year 6 (2)	Year 7
Payout percentage	77.58%	14.60%	0.61%	0.35%	(4.23)%	(0.18)%	0.43%

(2) Negative payout percentages are due to timing of reinsurance payments, allocations of reinsurance between different lines of business based on actual results, and allocation of reinsurance to different periods for reinsurance treaties in effect for multiple periods. These are primarily associated with larger recoveries from catastrophe events in earlier years of operation.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

								As of December 31, 20201
								Incurred but	Cumulative
	Year Ended December 31,							Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021	Liabilities	Claims
2015	$630	$719	$671	$671	$678	$677	$673	$—	523
2016		1,381	1,249	1,251	1,454	1,453	1,453	—	1,353
2017			3,071	3,475	4,014	4,264	4,974	—	3,615
2018				5,970	6,095	6,009	6,021	—	1,317
2019					3,661	3,385	3,140	33	1,780
2020						42,334	42,160	2,328	2,573
2021							21,383	3,689	1,542
Total							$79,804	$6,050	12,703

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021
2015	$265	$438	$586	$626	$666	$673	$673
2016		703	1,064	1,216	1,444	1,453	1,453
2017			1,967	3,344	4,011	4,269	4,974
2018				2,859	6,036	6,009	6,021
2019					1,633	2,825	3,072
2020						18,274	36,127
2021							7,004

Total	59,324
Reserve for losses and loss adjustment expense, net of reinsurance	20,480

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Special Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7
Payout percentage	43.27%	35.22%	10.66%	6.76%	6.91%	0.52%	—%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2021
(in thousands)
Net outstanding liabilities:
Homeowners’ insurance	$6,225
Special property	20,480
Reinsurance- Nonproportional assumed property(1)	9,542
Other	9,172
Reserve for losses and loss adjustment expense, net of reinsurance	45,419
Reinsurance recoverable on unpaid claims:
Homeowners’ insurance	$17,214
Special property	108,906
Other	1,827
Total reinsurance recoverable on unpaid claims	127,947
Total reserve for losses and loss adjustment expenses	$173,366

(1)	Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed reinsurance business. This amount reflects gross and net reserves related to this treaty and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed quota arrangement. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

10. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company utilizes both excess of loss (XOL) and quota share reinsurance.

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. Historically, the Company has had a retention of between $5 million and $15 million for hurricane and earthquake events. As of December 31, 2021, the Company’s catastrophe event retention is $12.5 million for all perils. As of December 31, 2021, the Company’s XOL reinsurance structure provides protection up to $1.68 billion for earthquake events and $700 million for hurricane events.

In a quota share agreement, the Company transfers, or cedes, part or all of its exposure to a reinsurer who receives a portion of the associated premium in exchange. The reinsurer also must share an agreed upon portion of losses and agreed upon portion of the associated commission expense. The Company has quota share reinsurance agreements on several of its lines with the Commercial Earthquake, Inland Marine, Specialty Homeowners, and Commercial All

Risk lines are currently accounting for the largest amount of ceded written premiums. The following table shows ceded written premiums under quota share arrangements by line of business for certain quota shares:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Inland Marine	$28,389	$5,339	$1,506
Specialty Homeowners	27,394	22,295	25,384
Commercial Earthquake	14,447	6,929	—
Commercial All Risk	3,948	19,218	19,236
Others	21,823	5,495	5,230
Total	$96,001	$59,276	$51,356

No other quota share program accounted for more than 10% of total ceded written premiums for the above periods.

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2021 and 2020, ceded unearned premiums totaled $58.3 million and $35.0 million, respectively. The increase was driven primarily by premium growth in lines subject to quota shares and the timing at which the Company entered quota share arrangements.

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

Written premiums ceded under these catastrophe bond agreements were $11.7 million, $5.0 million and $10.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2021, 2020 and 2019, is as follows:

	2021		2020		2019
	Written	Earned	Written	Earned	Written	Earned

	(in thousands)
Premiums Written and Earned:
Direct	$467,424	$384,463	$324,253	$271,887	$220,568	$178,536
Assumed	67,751	49,535	30,107	29,569	31,393	21,985
Ceded	(223,443)	(200,172)	(155,102)	(146,388)	(108,332)	(100,314)
Net	$311,732	$233,826	$199,258	$155,068	$143,629	$100,207

	2021
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$168,292	$13,295	$181,587
Assumed	17,184	1,926	19,110
Ceded	(148,106)	(11,134)	(159,240)
Net	$37,370	$4,087	$41,457

	2020
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$145,774	$18,777	$164,551
Assumed	3,485	159	3,644
Ceded	(91,969)	(12,111)	(104,080)
Net	$57,290	$6,825	$64,115

	2019
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$20,105	$2,837	$22,942
Assumed	1,201	34	1,235
Ceded	(16,564)	(2,020)	(18,584)
Net	$4,742	$851	$5,593

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2021 and 2020, the Company had retained $10.9 million and $4.5 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2021, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $11.7 million and $10.4 million, representing 20.9% of the total balance. For the year ended December 31, 2020, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $9.7 million, $8.6 million and $6.0 million, representing 22.4% of the total balance. For the year ended December 31, 2019, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $21.7 million, $7.5 million and $4.9 million, representing 31.5% of the total balance.

At December 31, 2021 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $21.9 million, $10.5 million and $9.2 million representing 19.3% of the total balance. At December 31, 2020 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $36.0 million, $5.8 million, and $3.1 million representing 42.8% of the total balance. All of the Company’s reinsurers are required to have an A.M. best rating of A− (excellent) or better or post collateral.

11. Debt

Floating Rate notes

Prior to May 2019, the Company had $20.0 million floating rate senior secured notes (the “Floating Rate Notes”), bearing interest at the three-month treasury rate plus 6.50% per annum. The Company redeemed its Floating Rate Notes pursuant to their terms on May 23, 2019, at a redemption price equal to 102% of the principal amount of the Floating Rate Notes, or $20.4 million (plus $0.3 million of accrued and unpaid interest thereon). The Company recognized a charge of $1.3 million upon redemption with $0.4 million due to the redemption premium and $0.9 million due to the write-off of unamortized debt issuance costs. The $0.4 million redemption premium was recognized as a component of interest expense and the $0.9 million issuance cost write-off was recognized as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income. The Company incurred $1.1 million and paid $1.2 million in interest expense related to the Floating Rate Notes for the year ended December 31, 2019 (inclusive of the $0.4 million redemption premium).

Credit Agreement

In December 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders which provides a revolving credit facility of up to $100.0 million (the “Revolving Loan”). The maturity of the facility is December 8, 2026. The Revolving Loan may be either a SOFR rate loan or a base rate loan, at the Company’s discretion. The Revolving Loan may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. Interest on the Revolving Loan accrues on each SOFR rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus (ii) 0.75%. In addition, the Company paid a commitment fee of $0.3 million upon closing of the Credit Agreement and must pay an unused line fee of 0.25% per annum on any unborrowed amount under the Credit Agreement.

The Company’s obligations under the Credit Agreement are unsecured with a negative pledge against all assets of Palomar and its subsidiaries as described in the Credit Agreement. The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions.

The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. As of December 31, 2021, the Company was in compliance with all covenants.

The Credit Agreement provides for events of default customary for revolving loans of this type, including but not limited to non-payment, breaches, or defaults in the performance of covenants, insolvency, bankruptcy and the occurrence of a material adverse effect on Palomar. During the existence of an event of default, all outstanding amounts of the Revolving Loan shall bear interest at a rate per annum equal to the rate otherwise applicable thereto plus 2.00%.

As of December 31, 2021, there were no outstanding borrowings under this Credit Agreement. For the year ended December 31, 2021, the Company incurred an immaterial amount of interest related to amortization of the commitment fee and unused line fee paid on the Credit Agreement.

12. Stockholders’ Equity

As of December 31, 2021 and December 31, 2020, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2021 and December 31, 2020, the Company has 500,000,000 common shares authorized and 25,428,929 and 25,525,796 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $318.9 million as of December 31, 2021 and $310.5 million as of December 31, 2020.

Common stock reserved for future issuance consists of the following as of December 31, 2021:

Stock options outstanding under 2019 Equity Incentive Plan	933,051
Restricted stock units outstanding under 2019 Equity Incentive Plan	235,696
Performance stock units outstanding under 2019 Equity Incentive Plan	358,401
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,073,183
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	681,840
Total	4,282,171

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Stock-Based Compensation Expense	$5,584	$2,167	$24,103

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The Company recognized approximately $23.0 million of stock-based compensation expense in March 2019 relating to the modification of its 2014 Management Incentive Plan. The Company began recognizing stock-based compensation expense relating to its 2019 Equity Incentive Plan and the 2019 Employee Stock Purchase Plan upon their inception and initial equity grants in April 2019. Aside from the aforementioned $23.0 million charge, all stock-based compensation expense recognized during the years ended December 31, 2021, December 31, 2020 and December 31, 2019 relates to the 2019 Equity Incentive Plan and 2019 Employee Stock Purchase Plan.

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

2019 Equity Incentive Plan

On April 16, 2019, the Company’s 2019 Equity Incentive Plan (the “2019 Plan”) became effective. The 2019 Plan provides for the grant of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares and units, and other cash-based or share-based awards. In addition, the 2019 Plan contains a mechanism through which the Company may adopt a deferred compensation arrangement in the future.

A total of 2,400,000 shares of common stock were initially authorized and reserved for issuance under the 2019 Plan. This reserve increases on January 1 of each year through 2029, by an amount equal to the smaller of: 3% of the number of shares of common stock issued and outstanding on the immediately preceding December 31, or an amount determined by the board of directors.

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the stock’s fair market value on the grant date, determined by the closing price of the Company's common stock on the grant date. Stock options vest over a period between two and four years with between 25% and 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued service to the Company. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the year ended December 31, 2021:

			Weighted average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at January 1, 2021	1,008,648	$23.92	8.43	$66,028
Options granted	73,515	94.28
Options exercised	(126,449)	16.55
Options canceled	(22,663)	67.27
Outstanding at December 31, 2021	933,051	$29.41	7.59	$36,679
Vested and Exercisable at December 31, 2021	636,961	$19.62	7.38	$29,283

The total intrinsic value of stock options exercised during the years ended December 31, 2021 and December 31, 2020 was $8.5 million and $7.7 million, respectively. No options were exercised prior to 2020. As of December 31, 2021, the Company had approximately $3.4 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.82 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions in each year presented:

	Year ended December 31,
	2021	2020	2019

	(in thousands)
Risk free rate of return (1)	0.57% - 1.35%	0.32% - 1.52%	1.59% - 2.45%
Expected share price volatility (2)	26.06% - 39.41%	18.13% - 25.67%	18.12% - 18.45%
Expected life in years (3)	5.89	5.63 - 6.08	5.64 - 6.08
Dividend yield (4)	0%	0%	0%
(1)	Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2)	Determined based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies.
(3)	Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.
(4)	Determined to be zero as the Company does not currently plan to issue dividends.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2021:

		Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at January 1, 2021	14,734	$95.86
Granted	228,528	78.70
Vested	(5,987)	91.08
Forfeited	(1,579)	97.08
Non vested outstanding at December 31, 2021	235,696	$79.33

As of December 31, 2021, the Company had approximately $16.5 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 4.04 years.

Performance Stock Units

During the year ended December 31, 2021, the Company began issuing PSUs to certain employees. The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued pursuant to the executive stock grants, as described below. For other PSU grants, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results will be measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the year ended December 31, 2021:

		Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at January 1, 2021	—	$—
Granted	358,658	36.91
Vested	—	—
Forfeited	(257)	97.87
Non vested outstanding at December 31, 2021	358,401	$36.87

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the executive stock grants and the 100% achievement of the predetermined company performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of December 31, 2021, the Company had approximately $12.2 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 4.64 years.

2021 Executive Stock Grants

During the year ended December 31, 2021, the Company granted 192,307 RSUs and 350,000 PSUs to various executives, including the Company’s CEO. The RSUs vest over a period of five years with one fifth vesting upon the first, second and third anniversary of the grants and the remainder vesting monthly thereafter.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period. The Company’s CEO must remain as an employee through December 31, 2025, or as an employee and/or director through the fifth anniversary of the grant date the PSUs to vest. Other executives must remain as employees through December 31, 2026 for the PSUs to vest. As of December 31, 2021, none of the stock price milestones have been achieved.

The RSUs were valued based on the closing price of the Company’s stock on the grant date. The PSUs were valued using a Monte Carlo simulation to account for the market condition within the award. The Company expects to recognize $14.6 million of expense relating to the RSUs and $12.4 million relating to the PSUs. The expense shall be recognized straight-line over the requisite service period of approximately five years. Should these executives leave prior to the requisite service period, any recognized compensation expense related to unvested RSUs and PSUs will be reversed.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 9,793 and 28,367 shares pursuant to the ESPP during the years ended December 31, 2021 and December 31,2020, respectively.

Share repurchases

On March 29, 2021, the Company’s Board of Directors approved the adoption of a share repurchase program which became effective March 31, 2021. The program authorized the repurchase by the Company of up to $40 million of its outstanding shares of common stock. The Company purchased 239,096 shares for $15.9 million under this program during the year ended December 31, 2021. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2021	2020	2019

	(in thousands)
Balance as of January 1	$13,246	$4,686	$(563)
Other comprehensive income (loss) before reclassification	(9,579)	11,292	6,555
Federal income tax (expense) benefit	2,012	(2,371)	(1,344)
Other comprehensive income (loss) before reclassification, net of tax	(7,567)	8,921	5,211
Amounts reclassified from AOCI	(464)	(456)	47
Federal income tax expense (benefit)	97	95	(9)
Amounts reclassified from AOCI, net of tax	(367)	(361)	38
Other comprehensive income (loss)	(7,934)	8,560	5,249
Balance at end of period	$5,312	$13,246	$4,686

14. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2021		2020		2019

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$171,048	32.0%	$140,934	39.8%	$130,473	51.8%
Commercial Earthquake	90,552	16.9%	58,890	16.6%	38,741	15.4%
Specialty Homeowners	67,894	12.7%	49,849	14.1%	32,788	13.0%
Inland Marine	57,124	10.7%	15,423	4.3%	2,465	1.0%
Commercial All Risk	38,640	7.2%	53,933	15.2%	30,358	12.0%
Hawaii Hurricane	30,298	5.6%	13,824	3.9%	10,764	4.3%
Residential Flood	11,652	2.2%	8,176	2.3%	5,216	2.1%
Other	67,967	12.7%	13,331	3.8%	1,156	0.4%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$251,961	100.0%

Gross written premiums by state are as follows:

	Year Ended December 31,
	2021		2020		2019

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$244,416	45.6%	$172,765	48.8%	$141,743	56.3%
Texas	62,893	11.8%	67,974	19.2%	44,087	17.5%
Hawaii	34,993	6.5%	16,398	4.6%	11,851	4.7%
Florida	27,386	5.1%	5,795	1.7%	—	—%
Washington	23,608	4.4%	14,328	4.0%	9,607	3.8%
North Carolina	15,271	2.9%	11,143	3.1%	3,894	1.5%
Oregon	13,677	2.6%	10,038	2.8%	7,396	2.9%
Illinois	12,133	2.3%	6,133	1.7%	6,133	2.4%
Other	100,798	18.8%	49,786	14.1%	27,250	10.9%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$251,961	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Year Ended December 31,
	2021		2020		2019

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$383,063	71.4%	$324,870	91.7%	$—	0.0%
PESIC	152,111	28.6%	29,490	8.3%	—	0.0%
Total Gross Written Premiums	$535,175	100.0%	$354,360	100.0%	$—	0.0%

The Company distributes a significant portion of its Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products through longstanding relationships with two program administrators. Each of the four products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these four products accounted for $255.8 million or 48.2% of the Company’s gross written premiums for the year ended December 31, 2021, $191.3 million or 54.0% of the Company’s gross written premiums for the year ended December 31, 2020, and $148.6 million or 59.0% of the Company’s gross written premiums for the year ended December 31, 2019.

15. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2021, 2020 and 2019 the Company’s contributions to the plan were $0.7 million, $0.3 million and $0.3 million, respectively.

16. Income Taxes

The components of the Company’s federal income tax expense (benefit) are as follows:

	December 31,
	2021	2020	2019

	(in thousands)
Current	$10,650	$(1,128)	$6,810
Deferred	641	1,094	646
Income tax expense (benefit)	$11,291	$(34)	$7,456

As of December 31, 2021 and 2020, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2021	2020

	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$279	$238
State tax net operating losses	2,879	680
Unearned premiums	9,569	6,272
Capitalized organizational costs	214	244
Deferred compensation	997	511
Other	1,285	652
Total deferred tax assets	$15,223	$8,597
Deferred tax liabilities:
Deferred acquisition costs	$(11,754)	$(7,454)
Unrealized gains on investments	(1,612)	(3,884)
Internally developed software	(1,969)	(1,283)
Other	(919)	(672)
Total deferred tax liabilities	(16,254)	(13,293)
Net deferred tax liability before valuation allowance	(1,031)	(4,696)
Valuation allowance	(2,879)	(680)
Total net deferred tax liabilities	$(3,910)	$(5,376)

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

As of December 31, 2021, there are no federal net operating losses or tax credit carryforwards.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2021, 2020 and 2019:

	Years Ended December 31,
	2021		2020		2019

	($ in thousands)
Expense computed at federal tax rate	$11,999	21.00%	$1,321	21.00%	$3,802	21.00%
Stock-based compensation	(1,067)	(1.87)%	(1,538)	(24.44)%	4,822	26.63%
Dividend received deduction and tax‑exempt interest	(81)	(0.14)%	(67)	(1.06)%	(36)	(0.20)%
Valuation allowance	2,199	3.85%	606	9.63%	(1,677)	(9.27)%
Other	(1,759)	(3.08)%	(356)	(5.67)%	545	3.01%
Income tax expense (benefit)	$11,291	19.76%	$(34)	(0.54)%	$7,456	41.17%

For the year ended December 31, 2021, the difference relates primarily to a benefit from the permanent component of employee stock option exercises and charges related to state tax accruals. For the year ended December 31, 2020, the difference relates primarily the permanent component of employee stock option exercises. For the year ended December 31, 2019, this difference relates primarily to a non-deductible stock compensation charge of $23.1 million incurred by the Company in March 2019. For the years ended December 31, 2021 and Decembers 31, 2020, the Company increased its valuation allowance relating to deferred tax assets associated with state net operating losses. The Company reversed the valuation allowance on its U.S. tax attributes during the year ended December 31, 2019 because of Domestication in the United States and projected future operating income in the U.S.

As of December 31, 2021 and 2020, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s income tax returns for 2018 through 2020 remain subject to examination by the tax authorities.

17. Earnings Per Share

The following table sets forth the computation of earnings per share of common stock:

	Year ended December 31,
	2021	2020	2019

	(in thousands, except shares and per share data)
Net income	$45,847	$6,257	$10,621
Weighted average common shares outstanding:
Basic	25,459,514	24,872,251	21,501,541
Common Share equivalents	652,390	726,396	333,393
Diluted	26,111,904	25,598,647	21,834,934

Earnings per share:
Basic	$1.80	$0.25	$0.49
Diluted	$1.76	$0.24	$0.49

Common share equivalents relate to outstanding stock options and PSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method.

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

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC and PESIC as of December 31, 2021, 2020 and 2019 and for the years then ended are summarized as follows:

	December 31,
	2021	2020	2019

	(in thousands)
Statutory net income (loss)	$51,410	$1,753	$(17,911)
Statutory capital and surplus	271,977	213,721	116,296

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2021 and 2020, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2021 and 2020 was approximately $1.2 million and $1.2 million, respectively. Actual statutory capital and surplus at December 31, 2021 and 2020 was $15.7 million and $39.2 million, respectively. PSRE had statutory net income of $1.4 million, $0.9 million and $18.5 million for 2021, 2020 and 2019, respectively.

PSRE had stockholder’s equity of $17.0 million and $41.9 million on a GAAP basis at December 31, 2021 and 2020, respectively. The principal difference between statutory capital and surplus and stockholder’s equity presented in accordance with GAAP are prepaid expenses, which are non-admitted assets for Bermuda statutory purposes. In the third and fourth quarter of 2021 PSRE distributed $15.0 million and $10.0 million in dividends to the Company.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2021 and 2020, the Company met the minimum liquidity ratio requirement.

19. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $45.7 million in 2022 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute with governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $1.2 million in 2022 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2022 is calculated to be approximately $4.2 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

20. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit

As of December 31, 2021, the Company has three irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to $1.5 million, $0.3 million and $0.4 million. The $1.5 million and $0.4 million letters of credit expire December 31, 2022 with no renewal terms. The $0.4 million letter of credit auto renews each year. The letters of credit are collateralized by $3.2 million of U.S. Treasury bonds which are included in available-for-sale investments on the consolidated balance sheets.

In addition, the Company established a Regulation 114 Trust account for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. As of December 31, 2021 the trust had a par value of $2.2 million.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31,	December 31,
	2021	2020
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $50,916 in 2021, $50,177 in 2020)	$49,221	$51,252
Equity securities, at fair value: (cost: $1,724 in 2021, $1,661 in 2020)	1,839	1,727
Total investments	51,060	52,979
Cash and cash equivalents	4,437	7,290
Accrued investment income	313	300
Prepaid expenses and other assets	966	7,322
Receivables from subsidiaries	2,322	1,552
Investment in subsidiaries	365,018	317,663
Total assets	$424,116	$387,106
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$4,672	$94
Payables to subsidiaries	11,102	17,923
Federal income tax payable	10,265	—
Deferred tax liabilities	3,908	5,376
Total liabilities	29,947	23,393
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively, 0 shares issued and outstanding as of December 31, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,428,929 and 25,525,796 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	3	3
Additional paid‑in capital	318,902	310,507
Accumulated other comprehensive income	5,312	13,246
Retained earnings	69,952	39,957
Total stockholders' equity	394,169	363,713
Total liabilities and stockholders' equity	$424,116	$387,106

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Net investment income	$555	$939	$1,039
Net realized and unrealized gains on investments	217	63	131
Total revenues	772	1,002	1,170
Expenses:
Other operating expenses	19,480	8,696	8
Income (loss) before income taxes	(18,708)	(7,694)	1,162
Income tax expense (benefit)	11,039	(34)	7,441
Loss before equity in net income of subsidiaries	(29,747)	(7,660)	(6,279)
Equity in net income of subsidiaries	75,594	13,917	16,900
Net income	45,847	6,257	10,621
Other comprehensive income:
Net unrealized gains on securities available for sale	580	1,075	708
Equity in other comprehensive income (loss) of subsidiaries, net of taxes	(8,514)	7,485	4,541
Total comprehensive income	$37,913	$14,817	$15,870

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$45,847	$6,257	$10,621
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(75,594)	(13,917)	(16,900)
Stock-based compensation expense	4,755	—	—
Net realized and unrealized losses on investments	(217)	(63)	(131)
Amortization of premium on fixed maturity securities	443	350	114
Deferred income tax expense	634	1,094	646
Changes in operating assets and liabilities:	13,596	7,772	4,218
Net cash provided by (used in) operating activities	(10,536)	1,493	(1,432)
Investing activities
Purchases of fixed maturity securities	(2,177)	(71,048)	(73,901)
Sales and maturities of fixed maturity securities	11,396	6,651	13,930
Cash paid to subsidiaries	(15,595)	(59,789)	—
Cash received from subsidiaries	27,100	—	226
Net cash provided by (used in) investing activities	20,724	(124,186)	(59,745)
Financing activities
Proceeds from initial public offering, net of offering costs	—	—	87,411
Distribution to stockholder	—	—	(5,120)
Redemption of Floating Rate Notes	—	—	(20,000)
Proceeds from January 2020 stock offering, net of offering costs	—	35,464	—
Proceeds from June 2020 stock offering, net of offering costs	—	90,083	—
Proceeds from common stock issued via equity incentive plans	2,811	2,782	—
Repurchase of common stock	(15,852)	—	—
Net cash provided by (used in) financing activities	(13,041)	128,329	62,291
Net (decrease) increase in cash and cash equivalents	(2,853)	5,636	1,114
Cash and cash equivalents at beginning of period	7,290	1,654	540
Cash and cash equivalents at end of period	$4,437	$7,290	$1,654
Supplementary cash flow information:
Cash paid for income taxes	$2,104	$7,182	$5,645

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2021
Valuation Allowance for deferred tax assets	$680	$2,199	$—	$2,879
Valuation Allowance for premium receivable	$203	$285	173	$315
Year Ended December 31, 2020
Valuation Allowance for deferred tax assets	$74	$606	$—	$680
Valuation Allowance for premium receivable	$150	$53	$—	$203

134

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2021, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2021. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2021, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules- All financial statement schedules are filed as part of this report under Item 8- Financial Statements.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
3.2	Certificate of Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
3.3	Bylaws (incorporated by reference to Exhibit 3.3 to the Company’s Amendment No. 1 to Registration Statement on Form S-1, filed with the SEC on April 1, 2019).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).
4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021)
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.3+

Executive Employment Agreement, dated July 15, 2021, by and between the Company and Mac Armstrong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.4+	Form of Executive Employment Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 5, 2021).
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.6†

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

10.7+

Form of Notice of Grant of Performance Stock Units under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021)

10.8+

Form of Performance Stock Units Agreement under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021)

Exhibit Number	Exhibit Description

10.9+

Credit Agreement (Revolver), dated December 8, 2021, by and between the Registrant, the lenders listed therein and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2021).

10.10+

Guaranty, dated December 8, 2021, made in favor of U.S. Bank National Association by Registrant, Palomar Specialty Insurance Company, Palomar Excess and Surplus Insurance Company and Palomar Insurance Agency, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2021).

21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2022.

Palomar Holdings, Inc.

By:	/s/ Mac Armstrong Mac Armstrong Chairman and Chief Executive Officer POWER OF ATTORNEY

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Mac Armstrong and T. Christopher Uchida, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mac Armstrong Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2022

/s/ T. Christopher Uchida T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2022

/s/ Daryl Bradley Daryl Bradley	Director	February 24, 2022

/s/ Robert E. Dowdell Robert E. Dowdell	Director	February 24, 2022

/s/ Catriona M. Fallon Catriona M. Fallon	Director	February 24, 2022

/s/ Daina Middleton Daina Middleton	Director	February 24, 2022

/s/ Martha Notaras Martha Notaras	Director	February 24, 2022

/s/ Richard H. Taketa Richard H. Taketa	Lead Independent Director	February 24, 2022