Form 10-Q
period 2022-03-31
Palomar Holdings, Inc.
filed 2022-05-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Number of shares of the registrant’s common shares outstanding at May 3, 2022: 25,179,959

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $461,206 in 2022; $426,122 in 2021)	$444,320	$432,682
Equity securities, at fair value (cost: $41,836 in 2022; $31,834 in 2021)	41,983	33,261
Total investments	486,303	465,943
Cash and cash equivalents	46,876	50,284
Restricted cash	63	87
Accrued investment income	2,648	2,725
Premium receivable	94,615	88,012
Deferred policy acquisition costs	54,977	55,953
Reinsurance recoverable on unpaid losses and loss adjustment expenses	113,726	127,947
Reinsurance recoverable on paid losses and loss adjustment expenses	32,082	29,368
Ceded unearned premiums	84,975	58,315
Prepaid expenses and other assets	31,479	37,072
Property and equipment, net	483	527
Intangible assets, net	9,201	9,501
Total assets	$957,428	$925,734
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$26,561	$21,284
Reserve for losses and loss adjustment expenses	165,112	173,366
Unearned premiums	316,675	284,665
Ceded premium payable	47,318	37,460
Funds held under reinsurance treaty	6,362	10,882
Deferred tax liabilities, net	—	3,908
Borrowings from credit agreements	15,000	—
Total liabilities	577,028	531,565
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,231,571 and 25,428,929 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	322,048	318,902
Accumulated other comprehensive income (loss)	(13,151)	5,312
Retained earnings	71,500	69,952
Total stockholders' equity	380,400	394,169
Total liabilities and stockholders' equity	$957,428	$925,734

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss ) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2022	2021
Revenues:
Gross written premiums	$170,934	$103,577
Ceded written premiums	(89,552)	(43,364)
Net written premiums	81,382	60,213
Change in unearned premiums	(5,350)	(13,160)
Net earned premiums	76,032	47,053
Net investment income	2,579	2,219
Net realized and unrealized losses on investments	(1,278)	(739)
Commission and other income	777	711
Total revenues	78,110	49,244
Expenses:
Losses and loss adjustment expenses	14,954	(4,423)
Acquisition expenses	28,054	19,313
Other underwriting expenses	15,925	14,248
Interest expense	93	—
Total expenses	59,026	29,138
Income before income taxes	19,084	20,106
Income tax expense	4,547	3,476
Net income	14,537	16,630
Other comprehensive income, net:
Net unrealized losses on securities available for sale for the three months ended March 31, 2022 and 2021, respectively	(18,463)	(6,199)
Net comprehensive income (loss)	$(3,926)	$10,431
Per Share Data:
Basic earnings per share	$0.57	$0.65
Diluted earnings per share	$0.56	$0.63

Weighted-average common shares outstanding:
Basic	25,362,179	25,552,629
Diluted	25,899,290	26,256,281

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive loss, net of tax	—	—	—	(6,199)	—	(6,199)
Stock-based compensation	—	—	938	—	—	938
Issuance of common stock via employee stock purchase plan	4,596	—	333	—	—	333
Issuance of common stock via equity incentive plan	59,358	—	967	—	—	967
Net income	—	—	—	—	16,630	16,630
Balance at March 31, 2021	25,589,750	$3	$312,745	$7,047	$56,587	$376,382

Balance at December 31, 2021	25,428,929	3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(18,463)	—	(18,463)
Stock-based compensation	—	—	2,760	—	—	2,760
Issuance of common stock via employee stock purchase plan	6,078	—	333	—	—	333
Issuance of common stock via equity incentive plan	15,625	—	53	—	—	53
Repurchases of common stock	(219,061)	—	—	—	(12,989)	(12,989)
Net income	—	—	—	—	14,537	14,537
Balance at March 31, 2022	25,231,571	$3	$322,048	$(13,151)	$71,500	$380,400

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net cash provided by (used in) operating activities	$47,801	$(13,054)
Investing activities
Purchases of property and equipment	(7)	—
Purchases of fixed maturity securities	(73,921)	(43,768)
Purchases of equity securities	(10,002)	(96)
Sales and maturities of fixed maturity securities	38,159	31,099
Sales of equity securities	—	13,092
Change in securities receivable or payable, net	(7,843)	1,500
Payment of additional costs associated with purchase of policy renewal rights	(15)	(11)
Net cash provided by (used in) investing activities	(53,630)	1,816
Financing activities
Proceeds from line of credit	15,000	—
Proceeds from common stock issued via employee stock purchase plan	333	333
Proceeds from common stock issued via stock option exercises	53	967
Repurchases of common stock	(12,989)	—
Net cash provided by (used in) financing activities	2,397	1,300
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,432)	(9,938)
Cash, cash equivalents and restricted cash at beginning of period	50,371	33,786
Cash, cash equivalents and restricted cash at end of period	$46,939	$23,848
Supplementary cash flow information:
Cash paid for income taxes	$—	$—

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$46,876	$50,284
Restricted cash	63	87
Cash and cash equivalents and restricted cash	$46,939	$50,371

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022 (the “2021 Annual Report on Form 10-K”)

In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended March 31, 2022.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
March 31, 2022	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$34,100	$72	$(736)	$33,436
States, territories, and possessions	3,786	86	(244)	3,628
Political subdivisions	6,282	—	(391)	5,891
Special revenue excluding mortgage/asset-backed securities	44,412	84	(2,290)	42,206
Industrial and miscellaneous	246,481	988	(10,333)	237,136
Mortgage/asset-backed securities	126,145	217	(4,339)	122,023
Total available-for-sale investments	$461,206	$1,447	$(18,333)	$444,320

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,713	$347	$(190)	$16,870
States, territories, and possessions	3,789	288	(63)	4,014
Political subdivisions	6,295	107	(22)	6,380
Special revenue excluding mortgage/asset-backed securities	43,301	1,273	(76)	44,498
Industrial and miscellaneous	245,064	5,873	(1,891)	249,046
Mortgage/asset-backed securities	110,960	1,377	(463)	111,874
Total available-for-sale investments	$426,122	$9,265	$(2,705)	$432,682

Security holdings in an unrealized loss position

As of March 31, 2022, the Company held 534 fixed maturity securities in an unrealized loss position with a total estimated fair value of $346.7 million and total gross unrealized losses of $18.3 million. As of December 31, 2021, the Company held 231 fixed maturity securities in an unrealized loss position with a total estimated fair value of $170.1 million and total gross unrealized losses of $2.7 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2022	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$20,842	$(339)	$5,667	$(397)	$26,509	$(736)
States, territories, and possessions	1,786	(244)	—	—	1,786	(244)
Political subdivisions	4,224	(230)	1,667	(161)	5,891	(391)
Special revenue excluding mortgage/asset-backed securities	36,289	(2,290)	—	—	36,289	(2,290)
Industrial and miscellaneous	149,315	(7,826)	23,089	(2,507)	172,404	(10,333)
Mortgage/asset-backed securities	97,596	(3,804)	6,204	(535)	103,800	(4,339)
Total	$310,052	$(14,733)	$36,627	$(3,600)	$346,679	$(18,333)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$5,968	$(147)	$1,457	$(43)	$7,425	$(190)
States, territories, and possessions	1,444	(63)	—	—	1,444	(63)
Political subdivisions	1,815	(22)	—	—	1,815	(22)
Special revenue excluding mortgage/asset-backed securities	6,280	(76)	—	—	6,280	(76)
Industrial and miscellaneous	94,020	(1,468)	5,570	(423)	99,590	(1,891)
Mortgage/asset-backed securities	51,246	(412)	2,319	(51)	53,565	(463)
Total	$160,773	$(2,188)	$9,346	$(517)	$170,119	$(2,705)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company has recorded an immaterial allowance for credit losses pertaining to one investment security. Based on the Company’s review as of March 31, 2022, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2022, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$21,245	$21,261
Due after one year through five years	146,073	142,553
Due after five years through ten years	118,053	111,966
Due after ten years	49,690	46,517
Mortgage and asset-backed securities	126,145	122,023
	$461,206	$444,320

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Interest income	$2,558	$2,238
Dividend income	155	99
Investment expense	(134)	(118)
Net investment income	$2,579	$2,219

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$2	$52
Gains on sales of equity securities	—	809
Total realized gains	2	861
Realized losses:
Losses on sales of fixed maturity securities	—	(2)
Losses on sales of equity securities	—	—
Total realized losses	—	(2)
Net realized investment gains	2	859
Net unrealized gains (losses) on equity securities	(1,280)	(1,598)
Net realized and unrealized gains (losses) on investments	$(1,278)	$(739)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $4.8 million and $6.2 million for the three months ended March 31, 2022 and 2021, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. As of March 31, 2022, the carrying value of securities on deposit with state regulatory authorities was $8.2 million. As of December 31, 2021, the carrying value of securities on deposit with state regulatory authorities was $7.5 million.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021.

March 31, 2022	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$33,436	$—	$33,436
States, territories, and possessions	—	3,628	—	3,628
Political subdivisions	—	5,891	—	5,891
Special revenue excluding mortgage/asset-backed securities	—	42,206	—	42,206
Corporate and other	—	237,136	—	237,136
Mortgage/asset-backed securities	—	122,023	—	122,023
Equity securities	41,983	—	—	41,983
Cash, cash equivalents, and restricted cash	46,939	—	—	46,939
Total assets	$88,922	$444,320	$—	$533,242

December 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,870	$—	$16,870
States, territories, and possessions	—	4,014	—	4,014
Political subdivisions	—	6,380	—	6,380
Special revenue excluding mortgage/asset-backed securities	—	44,498	—	44,498
Industrial and miscellaneous	—	249,046	—	249,046
Mortgage/asset-backed securities	—	110,374	1,500	111,874
Equity securities	33,261	—	—	33,261
Cash, cash equivalents, and restricted cash	50,371	—	—	50,371
Total assets	$83,632	$431,182	$1,500	$516,314

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity. The carrying amount of the Company’s borrowings under the Federal Home Loan Bank (“FHLB”) line of credit approximates fair value as the Company is currently borrowing at the overnight rate.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of March 31, 2022, the Company had no fixed income securities classified as Level 3. As of December 31, 2021, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of observable market inputs for recently purchased securities.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$45,419	$34,470
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	13,449	(1,696)
Prior years	1,505	(2,727)
Total incurred	14,954	(4,423)
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	1,490	1,680
Prior years	7,497	9,351
Total payments	8,987	11,031
Reserve for losses and LAE net of reinsurance recoverables at end of period	51,386	19,016
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	113,726	188,448
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$165,112	$207,464

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $1.5 million during the three months ended March 31, 2022 and favorable prior year development of $2.7 million in the three months ended March 31, 2021. Adverse prior year development during the three months ended March 31, 2022 was primarily due to higher than anticipated severity of attritional losses from prior years. Favorable prior year development during the three months ended March 31, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 primarily in the Company’s Specialty Homeowners line of business.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2022:

Stock options outstanding under 2019 Equity Incentive Plan	1,032,960
Restricted stock units outstanding under 2019 Equity Incentive Plan	313,009
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	383,379
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,593,247
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	915,762
Total	5,238,357

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended March 31,
	2022	2021

	(in thousands)
Stock-Based Compensation	$2,760	$938

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

Stock options vest over a two to four-year period with a portion vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued service. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the three months ended March 31, 2022:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	933,051	$29.41	7.59	$36,679
Options granted	111,918	50.27
Options exercised	(7,054)	15.00
Options canceled	(4,955)	46.08
Outstanding at March 31, 2022	1,032,960	$31.69	6.88	$37,135
Vested and Exercisable at March 31, 2022	681,784	$22.14	6.14	$29,771

As of March 31, 2022, the Company had approximately $5.1 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.98 years.

The fair value of each option granted during the three months ended March 31, 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	1.69% - 2.41%
Expected share price volatility (2)	39.79% - 40.53%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

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

The following table summarizes RSU transactions for the three months ended March 31, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	235,696	$79.33
Granted	87,120	49.82
Released	(8,571)	97.87
Forfeited	(1,236)	56.31
Non vested outstanding at March 31, 2022	313,009	$70.70

As of March 31, 2022, the Company had approximately $19.4 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 3.58 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of March 31, 2022, none of the stock price milestones have been achieved.

For other PSU grants, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the three months ended March 31, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	358,401	$36.87
Granted	25,314	49.69
Vested	—	—
Forfeited	(336)	57.87
Non vested outstanding at March 31, 2022	383,379	$37.70

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance and market conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of March 31, 2022, the Company had approximately $13.0 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 4.28 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 6,078 shares pursuant to the ESPP during the three months ended March 31, 2022.

Share repurchases

During the year ended December 31, 2021, the Company’s Board of Directors authorized a $40 million share repurchase program and the Company repurchased $15.9 million of shares under this program in 2021. Subsequent to December 31, 2021, the Board of Directors approved a new share repurchase program, replacing the existing program and authorizing the repurchase by the Company of up to $100 million of its outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 219,061 shares for $13.0 million during the three months ended March 31, 2022. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (“AOCI”) are as follows:

	Three Months Ended March 31,
	2022	2021

	(in thousands)
Beginning Balance	$5,312	$13,246

Other comprehensive income before reclassification	(23,368)	(7,796)
Federal income tax expense	4,907	1,637
Other comprehensive income before reclassification, net of tax	(18,461)	(6,159)

Amounts reclassified from AOCI	(2)	(51)
Federal income tax expense	—	11
Amounts reclassified from AOCI, net of tax	(2)	(40)

Other comprehensive income	(18,463)	(6,199)
Balance at end of period	$(13,151)	$7,047

7. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2022		2021

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$46,336	27.1%	$35,898	34.7%
Fronting Premiums	29,845	17.5%	—	0.0%
Commercial Earthquake	25,144	14.7%	21,277	20.5%
Inland Marine	18,237	10.7%	7,834	7.6%
Specialty Homeowners	16,284	9.5%	14,002	13.5%
Commercial All Risk	11,210	6.6%	8,190	7.9%
Hawaii Hurricane	6,914	4.0%	6,137	5.9%
Residential Flood	2,993	1.8%	2,283	2.2%
Other	13,971	8.1%	7,956	7.7%
Total Gross Written Premiums	$170,934	100.0%	$103,577	100.0%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2022		2021

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$68,718	40.2%	$50,502	48.8%
Texas	18,979	11.1%	11,054	10.7%
Hawaii	8,540	5.0%	6,920	6.7%
Washington	6,881	4.0%	4,088	3.9%
Florida	4,962	2.9%	6,058	5.8%
Oregon	4,373	2.6%	2,904	2.8%
Illinois	4,273	2.5%	2,522	2.4%
North Carolina	4,078	2.4%	3,888	3.8%
Other	50,130	29.3%	15,641	15.1%
Total Gross Written Premiums	$170,934	100.0%	$103,577	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended March 31,
	2022		2021

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$104,004	60.8%	$79,845	77.1%
PESIC	66,930	39.2%	23,732	22.9%
Total Gross Written Premiums	$170,934	100.0%	$103,577	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended March 31, 2022, the Company’s income tax rate of 23.8% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the three months ended March 31, 2021 the income tax rate of 17.3% was lower than the statutory rate due primarily to the tax impact of the permanent component of employee stock option exercises.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended March 31,
	2022	2021

	(in thousands, except shares and per share data)
Net income	$14,537	$16,630
Weighted average common shares outstanding:
Basic	25,362,179	25,552,629
Common Share equivalents	537,111	703,652
Diluted	25,899,290	26,256,281

Earnings per share:
Basic	$0.57	$0.65
Diluted	$0.56	$0.63

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

As of March 31, 2022, the Company’s catastrophe event retention is $12.5 million for all perils. As of March 31, 2022, the Company’s XOL reinsurance structure provides protection up to $1.71 billion for earthquake events and $700 million for hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities (“ILS”) market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events.

11. Credit Agreements

U.S. Bank Credit Agreement

In December 2021, the Company entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%.

A loan may be either a SOFR rate loan or a base rate loan, at the Company’s discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. In addition to interest on funds borrowed, the Company must pay an unused line fee of 0.25% on any amounts not borrowed.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of March 31, 2022, the Company was in compliance with all debt covenants.

As of March 31, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the Credit Agreement.

FHLB Line of Credit

The Company’s PSIC subsidiary is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership in the FHLB provides PSIC access to collateralized advances, which can be drawn for general corporate purposes and used to enhance liquidity management. All borrowings are fully secured by a pledge of specific investment securities of PSIC and the borrowing capacity is equal to 5% of PSIC’s statutory admitted assets. All advances have a predetermined term and the interest rate varies based on the term of the advance.

As of March 31, 2022, the Company had $15 million of borrowings outstanding through the FHLB at the current overnight rate of 0.35%. There were no borrowings outstanding at December 31, 2021.

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

The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2022.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $535.2 million for the year ended December 31, 2021, which reflects a compound annual growth rate of approximately 64%. For the three months ended March 31, 2022, 46% of our gross written premiums were generated by our Residential Earthquake, Commercial Earthquake and Hawaii Hurricane lines of business, all of which are not subject to attritional losses. We experienced average monthly premium retention rates above 91% overall for these lines of business, providing strong visibility into future revenue.

In February 2014, PSIC was awarded an “A−” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In July 2020, PESIC was also awarded an “A−” rating by A.M. Best. In May 2021, A.M. Best affirmed the “A−” rating of PSIC and PESIC. These ratings reflect A.M. Best’s opinion of our subsidiaries’ financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Update

The COVID-19 Pandemic (the “Pandemic") continues to impact businesses, households, communities, and financial markets.

Since the beginning of the Pandemic, our focus has been to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. We recently began allowing all employees to return to our offices on a voluntary basis, with established protocols designed to ensure operational reliability and employee safety. In addition, we have taken extra physical security and cybersecurity measures to safeguard our systems to serve the operational needs of our workforce and ensure uninterrupted service to our brokers and policyholders.

We have experienced business interruption claims related to the Pandemic. Our All Risk and Commercial Earthquake (Difference in Conditions or “DIC”) policies offer business interruption coverage for insureds for a loss in business income caused by physical damage to the structure. Each of our All Risk policies has a virus and/or communicable disease exclusion. Our DIC policies require physical damage to the structure caused by the covered peril, whether it be an earthquake or flood. We do not expect additional business interruption claims from the Pandemic and have acknowledged and adjusted each claim received.

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

Ceded Written Premiums

Ceded written premiums are the amount of gross written premiums ceded to reinsurers. We enter into reinsurance contracts to limit our exposure to potential losses and to provide additional capacity for growth. We cede premiums through excess of loss (“XOL”) agreements, quota share agreements, and fronting agreements. Ceded written premiums are earned pro-rata over the period of risk covered. The volume of our ceded written premiums is impacted by the amount of our gross written premiums and our decisions to increase or decrease limits or retention levels in our XOL agreements and co-participation levels in our quota share agreements. The volume of ceded written premiums is also impacted by the amount of premium we write under fronting agreements.

Our ceded written premiums can be impacted significantly in certain periods due to changes in quota share agreements. In periods where we modify a quota share agreement, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends. Our XOL costs as a percentage of gross earned premiums also may vary each period due to changes of premium in-force during the XOL contract period or due to acceleration of XOL charges or the need to purchase additional reinsurance due to losses. In addition, the volume of premiums ceded in fronting agreements each period may vary due to the timing of entering new fronting partnerships and terminations of fronting partnerships.

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. Our insurance policies generally have a term of one year and premiums are earned pro rata over the terms of the policies.

Commission and Other Income

Commission and other income consist of commissions earned on policies written on behalf of third party insurance companies where we have no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Commission and other income are earned on the effective date of the underlying policy.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, many of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

●	The occurrence, frequency, and severity of catastrophe events in the areas where we underwrite policies relating to these perils;
●	The occurrence, frequency, and severity of non-catastrophe attritional losses;
●	The mix of business written by us;
●	The reinsurance agreements we have in place at the time of a loss;
●	The geographic location and characteristics of the policies we underwrite;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs; and
●	Inflation in housing and construction costs.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions and fronting fees we receive on business ceded under quota share and fronting reinsurance agreements. In addition, acquisition expenses include premium-related taxes and other fees. Acquisition expenses related to each policy we write are deferred and expensed pro rata over the term of the policy. We earn fronting fees in a manner consistent with the recognition of the earned premiums on the underlying insurance policies, on a pro rata basis over the terms of the policies.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consists of the unused line fee and amortization of the commitment fee on our credit agreement with U.S. Bank National Association and interest accrued on borrowings from our FHLB loan.

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

Results of Operations

Three months ended March 31, 2022 compared to three months ended March 31, 2021

The following table summarizes our results for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$170,934	$103,577	$67,357	65.0%
Ceded written premiums	(89,552)	(43,364)	(46,188)	106.5%
Net written premiums	81,382	60,213	21,169	35.2%
Net earned premiums	76,032	47,053	28,979	61.6%
Commission and other income	777	711	66	9.3%
Total underwriting revenue (1)	76,809	47,764	29,045	60.8%
Losses and loss adjustment expenses	14,954	(4,423)	19,377	NM
Acquisition expenses	28,054	19,313	8,741	45.3%
Other underwriting expenses	15,925	14,248	1,677	11.8%
Underwriting income (1)	17,876	18,626	(750)	(4.0)%
Interest expense	(93)	—	(93)	NM
Net investment income	2,579	2,219	360	16.2%
Net realized and unrealized losses on investments	(1,278)	(739)	(539)	72.9%
Income before income taxes	19,084	20,106	(1,022)	(5.1)%
Income tax expense	4,547	3,476	1,071	30.8%
Net income	$14,537	$16,630	$(2,093)	(12.6)%
Adjustments:
Expenses associated with transactions and stock offerings	86	410	(324)	(79.0)%
Stock-based compensation expense	2,760	938	1,822	194.2%
Amortization of intangibles	315	337	(22)	(6.5)%
Expenses associated with catastrophe bond, net of rebate	200	1,683	(1,483)	NM
Tax impact	(325)	(712)	387	NM
Adjusted net income (1)	$17,573	$19,286	$(1,713)	(8.9)%
Key Financial and Operating Metrics
Annualized return on equity	15.0%	18.0%
Annualized adjusted return on equity (1)	18.1%	20.8%
Loss ratio	19.7%	(9.4)%
Expense ratio	56.8%	69.8%
Combined ratio	76.5%	60.4%
Adjusted combined ratio (1)	72.1%	53.3%
Diluted earnings per share	$0.56	$0.63
Diluted adjusted earnings per share (1)	$0.68	$0.73
Catastrophe losses	$481	$(9,631)
Catastrophe loss ratio (1)	0.6%	(20.5)%
Adjusted combined ratio excluding catastrophe losses (1)	71.4%	73.7%
NM- not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $67.3 million, or 65.0% to $170.9 million for the three months ended March 31, 2022 compared to $103.6 million for the three months ended March 31, 2021. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$46,336	27.1%	$35,898	34.7%	$10,438	29.1%
Fronting Premiums	29,845	17.5%	—	—%	29,845	NM
Commercial Earthquake	25,144	14.7%	21,277	20.5%	3,867	18.2%
Inland Marine	18,237	10.7%	7,834	7.6%	10,403	132.8%
Specialty Homeowners	16,284	9.5%	14,002	13.5%	2,282	16.3%
Commercial All Risk	11,210	6.6%	8,190	7.9%	3,020	36.9%
Hawaii Hurricane	6,914	4.0%	6,137	5.9%	777	12.7%
Residential Flood	2,993	1.8%	2,283	2.2%	710	31.1%
Other	13,971	8.1%	7,956	7.7%	6,015	75.6%
Total Gross Written Premiums	$170,934	100.0%	$103,577	100.0%	$67,357	65.0%
NM- not meaningful

During the fourth quarter of 2021, we launched our fronting business, known as PLMR-FRONT. In a fronting agreement, we write the premium and then cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. We expect to continue to write fronting premiums for the foreseeable future. The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of fronting partnerships.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended March 31,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$104,004	60.8%	$79,845	77.1%	$24,159	30.3%
PESIC	66,930	39.2%	23,732	22.9%	43,198	182.0%
Total Gross Written Premiums	$170,934	100.0%	$103,577	100.0%	$67,357	65.0%

Ceded Written Premiums

Ceded written premiums increased $46.2 million, or 106.5%, to $89.6 million for the three months ended March 31, 2022 from $43.4 million for the three months ended March 31, 2021. The increase was primarily due to increased premium ceded under quota share arrangements due to growth in the volume of written premiums subject to quota shares and due to increased ceding under fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure. During the three months ended March 31, 2021, our XOL reinsurance expense was impacted by Winter Storm Uri (“Uri”). Catastrophe losses from Uri caused us to utilize certain layers of our XOL program causing us to incur approximately $4.0 million of expense associated with the reinstatement of our reinsurance program in the prior year.

Ceded written premiums as a percentage of gross written premiums increased to 52.4% for the three months ended March 31, 2022 from 41.9% for the three months ended March 31, 2021. This increase was primarily due increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $21.2 million, or 35.2%, to $81.4 million for the three months ended March 31, 2022 from $60.2 million for the three months ended March 31, 2021. The increase was primarily due to an increase in gross written premiums, primarily in our Fronting, Residential Earthquake and Inland Marine lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $28.9 million, or 61.6%, to $76.0 million for the three months ended March 31, 2022 from $47.1 million for the three months ended March 31, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$138,924	$91,293	$47,631	52.2%
Ceded earned premiums	(62,892)	(44,240)	(18,652)	42.2%
Net earned premiums	$76,032	$47,053	$28,979	61.6%

Net earned premium ratio	54.7%	51.5%

Commission and Other Income

Commission and other income increased by $0.1 million, or 9.3%, to $0.8 million for the three months ended March 31, 2022, from $0.7 million for the three months ended March 31, 2021. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $19.4 million, or 438.1% to $15.0 million for the three months ended March 31, 2022 from negative $4.4 million for the three months ended March 31, 2021. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$481	$(9,631)	$10,112	(105.0)%
Non-catastrophe losses	14,473	5,208	9,265	177.9%
Total losses and loss adjustment expenses	$14,954	$(4,423)	$19,377	(438.1)%

Our catastrophe loss ratio was 0.6% during the three months ended March 31, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our catastrophe loss ratio was negative 20.5% during the three months ended March 31, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 Hurricanes and due to reinsurance recoveries.

Our non-catastrophe loss ratio was 19.1% for the three months ended March 31, 2022 compared to 11.1% during the three months ended March 31, 2021. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $8.7 million, or 45.3%, to $28.0 million for the three months ended March 31, 2022 from $19.3 million for the three months ended March 31, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 20.2% for the three months ended March 31, 2022 compared to 21.2% for the three months ended March 31, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $1.7 million, or 11.8%, to $15.9 million for the three months ended March 31, 2022 from $14.2 million for the three months ended March 31, 2021. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 11.5% for the three months ended March 31, 2022 compared to 15.6% for the three months ended March 31, 2021. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds other underwriting expenses as a percentage of gross earned premiums were 9.0% for the three months ended March 31, 2022 compared to 11.9% for the three months ended March 31, 2021. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.4 million, or 16.2%, to $2.6 million for the three months ended March 31, 2022 from $2.2 million for the three months ended March 31, 2021. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2022.

The Company incurred $1.3 million of net realized and unrealized losses on investments for the three months ended March 31, 2022 compared to $0.7 million of net realized and unrealized losses for the three months ended March 31, 2021 due to higher unrealized losses on our equity securities during the period ended March 31, 2022. Currently, we invest in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$2,558	$2,238	$320	14.3%
Dividend income	155	99	56	56.6%
Investment management fees and expenses	(134)	(118)	(16)	13.6%
Net investment income	2,579	2,219	360	16.2%
Net realized and unrealized gains (losses) on investments	(1,278)	(739)	(539)	72.9%
Total	$1,301	$1,480	$(179)	(12.1)%

Income Tax Expense

Income tax expense increased $1.0 million or 30.8% to $4.5 million for the three months ended March 31, 2022 from $3.5 million for the three months ended March 31, 2021 due to a higher effective tax rate during the three months ended March 31, 2022. During the three months ended March 31, 2022, our income tax rate of 23.8% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the three months ended March 31, 2021 our income tax rate of 17.3% was lower than the statutory rate due primarily to the tax impact of the permanent component of employee stock option exercises.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Total revenue	$78,110	$49,244
Net investment income	(2,579)	(2,219)
Net realized and unrealized (gains) losses on investments	1,278	739
Underwriting revenue	$76,809	$47,764

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Income before income taxes	$19,084	$20,106
Net investment income	(2,579)	(2,219)
Net realized and unrealized (gains) losses on investments	1,278	739
Underwriting income	$17,876	$18,626

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands)
Net income	$14,537	$16,630
Adjustments:
Expenses associated with transactions and stock offerings	86	410
Stock-based compensation expense	2,760	938
Amortization of intangibles	315	337
Expenses associated with catastrophe bond, net of rebate	200	1,683
Tax impact	(325)	(712)
Adjusted net income	$17,573	$19,286

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2022	2021

	($ in thousands)

Annualized adjusted net income	$70,292	$77,144
Average stockholders' equity	$387,284	$370,048
Annualized adjusted return on equity	18.1%	20.8%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2022	2021

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$58,156	$28,427
Denominator: Net earned premiums	$76,032	$47,053
Combined ratio	76.5%	60.4%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$(86)	$(410)
Stock-based compensation expense	(2,760)	(938)
Amortization of intangibles	(315)	(337)
Expenses associated with catastrophe bond, net of rebate	(200)	(1,683)
Adjusted combined ratio	72.1%	53.3%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2022	2021

	(in thousands, except per share data)

Adjusted net income	$17,573	$19,286
Weighted-average common shares outstanding, diluted	25,899,290	26,256,281
Diluted adjusted earnings per share	$0.68	$0.73

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended
	March 31,
	2022	2021

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$14,954	$(4,423)
Denominator: Net earned premiums	$76,032	$47,053
Loss ratio	19.7%	(9.4)%

Numerator: Catastrophe losses	$481	$(9,631)
Denominator: Net earned premiums	$76,032	$47,053
Catastrophe loss ratio	0.6%	(20.5)%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2022	2021

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$58,156	$28,427
Denominator: Net earned premiums	$76,032	$47,053
Combined ratio	76.5%	60.4%
Adjustments to numerator:
Expenses associated with transactions and stock offerings	$(86)	$(410)
Stock-based compensation expense	(2,760)	(938)
Amortization of intangibles	(315)	(337)
Expenses associated with catastrophe bond, net of rebate	(200)	(1,683)
Catastrophe losses	(481)	9,631
Adjusted combined ratio excluding catastrophe losses	71.4%	73.7%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2022	2021

	(in thousands)
Stockholders' equity	$380,400	$394,169
Intangible assets	(9,201)	(9,501)
Tangible stockholders' equity	$371,199	$384,668

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

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three months ended
	March 31,
	2022	2021

	($ in thousands)
Cash provided by (used in):
Operating activities	$47,801	$(13,054)
Investing activities	(53,630)	1,816
Financing activities	2,397	1,300
Change in cash, cash equivalents, and restricted cash	$(3,432)	$(9,938)

Our cash flow from operating activities was positive during the three months ended March 31, 2022 due to net income and a decrease in net operating assets. Our cash flow from operating activities was negative during the three months ended March 31, 2021 due to an increase in net operating assets primarily related to payment on claims in excess of reinsurance recoveries.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended March 31, 2022 related primarily to purchases of fixed maturity and equity securities in excess of sales and maturities. Cash provided by investing activities for the three months ended March 31, 2021 related primarily to sales and maturities of fixed maturity and equity securities in excess of purchases.

Cash provided by financing activities for three months ended March 31, 2022 was related to $15.0 million in borrowings from our FHLB line of credit, the receipt of $0.1 million in proceeds from stock option exercises and the receipt of $0.3 million in proceeds from our employee stock purchase plan, offset by the repurchase of $13.0 million of our common stock. Cash provided by financing activities for three months ended March 31, 2021 was related to the receipt of $0.3 million in proceeds from our employee stock purchase plan, and the receipt of $1.0 million in proceeds from stock option exercises.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $533.2 million in cash and investment securities available at March 31, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 219,061 shares for $13.0 million under this program during the three months ended March 31, 2022 and $87.0 million remains available for future repurchases.

Credit Agreements

We have the ability to access additional capital through multiple credit agreements.

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

As of March 31, 2022 we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

Our PSIC subsidiary is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership in the FHLB provides PSIC access to collateralized advances, which can be drawn for general corporate purposes and used to enhance liquidity management. All borrowings are fully secured by a pledge of specific investment securities of PSIC and the borrowing capacity is equal to 5% of PSIC’s statutory admitted assets. All advances have predetermined term and the interest rate varies based on the term of the advance.

As of March 31, 2022, the Company had $15 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At March 31, 2022 total stockholders’ equity was $380.4 million and tangible stockholders’ equity was $371.2 million, compared to total stockholders’ equity of $394.2 million and tangible stockholders’ equity of $384.7 million as of December 31, 2021. Stockholder’s equity decreased primarily due to unrealized losses on fixed maturity securities and repurchases of shares of our common stock and was offset by the net income we earned for the period and activity related to stock-based compensation.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2022, the majority of our investment portfolio, or $444.4 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $42.0 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $46.9 million at March 31, 2022. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.17 and 3.99 years and an average rating of “A1/A+” and “A1/A” at March 31, 2022 and December 31, 2021, respectively. Our fixed income investment portfolio had a book yield of 2.34% as of March 31, 2022, compared to 2.23% as of December 31, 2021.

At March 31, 2022 and December 31, 2021 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2022	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$34,100	$33,436	7.5%
States, territories, and possessions	3,786	3,628	0.8%
Political subdivisions	6,282	5,891	1.3%
Special revenue excluding mortgage/asset-backed securities	44,412	42,206	9.5%
Industrial and miscellaneous	246,481	237,136	53.4%
Mortgage/asset-backed securities	126,145	122,023	27.5%
Total available-for-sale investments	$461,206	$444,320	100.0%

	Amortized	Fair	% of Total
December 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,713	$16,870	3.9%
States, territories, and possessions	3,789	4,014	0.9%
Political subdivisions	6,295	6,380	1.5%
Special revenue excluding mortgage/asset-backed securities	43,301	44,498	10.3%
Industrial and miscellaneous	245,064	249,046	57.5%
Mortgage/asset-backed securities	110,960	111,874	25.9%
Total available-for-sale investments	$426,122	$432,682	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2022 and December 31, 2021:

	Estimated	% of
March 31, 2022	Fair Value	Total

	($ in thousands)
Rating
AAA	$124,482	28.0%
AA	62,165	14.0%
A	159,169	35.8%
BBB	90,523	20.4%
BB	7,565	1.7%
B	503	0.1%
CCC & Below	(86)	—%
	$444,320	100.0%

	Estimated	% of
December 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$97,209	22.5%
AA	65,308	15.1%
A	165,770	38.3%
BBB	93,051	21.5%
BB	11,057	2.5%
B	268	0.1%
CCC&Below	125	—%
	$432,788	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2022 were as follows:

	Amortized	Fair	% of Total
March 31, 2022	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$21,245	$21,261	4.8%
Due after one year through five years	146,073	142,553	32.1%
Due after five years through ten years	118,053	111,966	25.2%
Due after ten years	49,690	46,517	10.5%
Mortgage and asset-backed securities	126,145	122,023	27.4%
	$461,206	$444,320	100.0%

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

The Company is currently seeking to expand its catastrophe XOL coverage through a catastrophe bond offering, which is expected to close in the second quarter of 2022, and may seek similar catastrophe bond offerings in the future. There can be no assurances that the catastrophe bond offering will close in the expected timeline, on acceptable terms or at all.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.71 billion for earthquake events and $700 million for hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.” In addition, to provide further coverage against the potential for frequent catastrophe events, the Company has historically obtained aggregate reinsurance coverage. Beginning April 1, 2021 and renewing on April 1, 2022, we have secured $25 million of aggregate XOL reinsurance limit. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate gross loss.

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2021 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2021 Annual Report on Form 10-K

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 77.8% rated “A−” or better. At March 31, 2022, 1.8% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

        Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;

●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners and Hawaii Hurricane products. Three program administrators with which we have long-standing relationships represented approximately 50% of our gross written premiums for the year ended December 31, 2021 and 54% for the three months ended March 31, 2022, and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $1.71 billion for earthquake events and $700 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event and provide coverage up to $1.71 billion for earthquake events and $700 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2022, we had $145.8 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

We may be unable to purchase third party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.

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

From time to time, market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market through the issuance of catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re”). Torrey Pines Re. is a special purpose insurer established in Singapore whereby Torrey Pines Re provides Palomar with indemnity-based reinsurance covering earthquake events. We are currently seeking to expand our catastrophe XOL coverage through a catastrophe bond offering and may seek similar catastrophe bond offerings in the future. However, there can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

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

In addition, as we grow our written premiums and enter new lines of business we will seek out new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to reduce the risk associated with entering new lines of business. The inability to find and purchase appropriate reinsurance for new lines of business would have a negative impact on our ability to grow our written premiums.

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

In addition, output from our risk modeling software is based on third-party data that we believe to be accurate and reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance to value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials such as lumber and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we might incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

We run many model simulations to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);
•	The models may not accurately reflect the true frequency of events;
•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;
•	The models may not account for unusual or unprecedented catastrophe events;
•	The models may not adequately consider the impact of current inflation on the magnitude of modeled losses;

•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 46% and 12% of our gross written premiums, respectively, for the year ended December 31, 2021 and 40% and 11% for the three months ended March 31, 2022. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Hawaii Hurricane, and Fronting products through longstanding relationships with three program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these products accounted for $266.1 million or 50% of our gross written premiums for the year ended December 31, 2021 and $92.5 million or 54% for the three months ended March 31, 2022. This amount includes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive program administrator agreement with Arrowhead General Insurance Agency for the states of California, Oregon and Washington. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our third party claims administrators (“TPAs”), the effectiveness of our management, and our ability to develop or select and implement appropriate procedures and systems to support our claims functions and other factors. Our failure to evaluate and pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or may be available only on terms that are not favorable to us. In the case of equity financings, dilution to our stockholders could result. In the case of debt financings, we would be subject to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence and severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, volatility in investment performance, and the cost of reinsurance coverage. Additionally, the future impact of the Pandemic on our business, operations, liquidity, financial condition, and results of operations remains uncertain.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $42.0 million as of March 31, 2022.

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

Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

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

While we have implemented security measures and employee training designed to protect against breaches of security and other interference with our systems and networks, our systems and networks may be, and at times are, subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ data and information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers or affiliated advisors, reputational harm or other damage to our business. While we maintain insurance coverage that may, subject to policy terms and conditions, cover certain aspects of cyber risks, such insurance coverage may be insufficient to cover all losses.

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

Any future tax legislation or changes to tax laws such as changing the corporate or personal tax rate or changes to allowed tax deductions could have a negative impact on our results of operations and profitability by causing us to incur additional tax expense or by having a financial impact on our policyholders.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 46 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.1 million in 2021 and for the three months ended March 31, 2022. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments are generally covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

On January 24, 2022, the Company’s Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase by the Company of up to $100 million of its outstanding shares of common stock through the period ending on March 31, 2024. The approved plan replaced the Company’s previous $40 million share repurchase program.

Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 219,061 shares for $13.0 million under this program during the three months ended March 31, 2022 and $87.0 million remains available for future repurchases.

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

Palomar Holdings, Inc.

Date: May 5, 2022	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 5, 2022	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)