Form 10-Q
period 2022-06-30
Palomar Holdings, Inc.
filed 2022-08-04
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

Number of shares of the registrant’s common shares outstanding at August 1, 2022: 25,246,123

PALOMAR HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2022 and 2021	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Six Months Ended June 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
Signatures		73

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $513,166 in 2022; $426,122 in 2021)	$478,477	$432,682
Equity securities, at fair value (cost: $41,990 in 2022; $31,834 in 2021)	37,509	33,261
Total investments	515,986	465,943
Cash and cash equivalents	36,471	50,284
Restricted cash	37	87
Accrued investment income	3,221	2,725
Premium receivable	119,698	88,012
Deferred policy acquisition costs	55,731	55,953
Reinsurance recoverable on unpaid losses and loss adjustment expenses	107,898	127,947
Reinsurance recoverable on paid losses and loss adjustment expenses	24,748	29,368
Ceded unearned premiums	129,724	58,315
Prepaid expenses and other assets	40,519	37,072
Deferred tax assets, net	7,533	—
Property and equipment, net	687	527
Intangible assets, net	8,888	9,501
Total assets	$1,051,141	$925,734
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$17,646	$21,284
Reserve for losses and loss adjustment expenses	163,667	173,366
Unearned premiums	376,809	284,665
Ceded premium payable	85,592	37,460
Funds held under reinsurance treaty	6,362	10,882
Deferred tax liabilities, net	—	3,908
Borrowings from credit agreements	23,000	—
Total liabilities	673,076	531,565
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,220,131 and 25,428,929 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	326,473	318,902
Accumulated other comprehensive income (loss)	(27,216)	5,312
Retained earnings	78,805	69,952
Total stockholders' equity	378,065	394,169
Total liabilities and stockholders' equity	$1,051,141	$925,734

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues:
Gross written premiums	$218,689	$129,359	$389,623	$232,936
Ceded written premiums	(122,627)	(51,568)	(212,179)	(94,932)
Net written premiums	96,062	77,791	177,444	138,004
Change in unearned premiums	(15,797)	(23,576)	(21,147)	(36,736)
Net earned premiums	80,265	54,215	156,297	101,268
Net investment income	3,140	2,194	5,719	4,413
Net realized and unrealized gains (losses) on investments	(4,735)	300	(6,014)	(439)
Commission and other income	990	1,006	1,767	1,717
Total revenues	79,660	57,715	157,769	106,959
Expenses:
Losses and loss adjustment expenses	14,398	7,235	29,351	2,813
Acquisition expenses	28,663	22,424	56,718	41,737
Other underwriting expenses	18,195	12,539	34,119	26,786
Interest expense	111	—	204	—
Total expenses	61,367	42,198	120,392	71,336
Income before income taxes	18,293	15,517	37,377	35,623
Income tax expense	3,704	3,177	8,251	6,653
Net income	14,589	12,340	29,126	28,970
Other comprehensive income (loss), net:
Net unrealized gains (losses) on securities available for sale for the three and six months ended June 30, 2022 and 2021, respectively	(14,065)	2,710	(32,528)	(3,489)
Net comprehensive income (loss)	$524	$15,050	$(3,402)	$25,481
Per Share Data:
Basic earnings per share	$0.58	$0.48	$1.15	$1.14
Diluted earnings per share	$0.57	$0.47	$1.13	$1.11

Weighted-average common shares outstanding:
Basic	25,211,924	25,479,561	25,283,222	25,515,893
Diluted	25,746,780	26,104,880	25,817,442	26,181,206

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive loss, net of tax	—	—	—	(3,489)	—	(3,489)
Stock-based compensation	—	—	1,845	—	—	1,845
Issuance of common stock via employee stock purchase plan	4,596	—	333	—	—	333
Issuance of common stock via equity incentive plan	78,207	—	1,225	—	—	1,225
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	28,970	28,970
Balance at June 30, 2021	25,369,503	$3	$313,910	$9,757	$53,075	$376,745

Balance at December 31, 2021	25,428,929	3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(32,528)	—	(32,528)
Stock-based compensation	—	—	5,463	—	—	5,463
Issuance of common stock via employee stock purchase plan	6,078	—	333	—	—	333
Issuance of common stock via equity incentive plan	132,137	—	1,775	—	—	1,775
Repurchases of common stock	(347,013)	—	—	—	(20,273)	(20,273)
Net income	—	—	—	—	29,126	29,126
Balance at June 30, 2022	25,220,131	$3	$326,473	$(27,216)	$78,805	$378,065

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net cash provided by (used in) operating activities	$82,799	$(7,067)
Investing activities
Purchases of property and equipment	(267)	(18)
Capitalized software costs	(2,757)	(2,285)
Purchases of fixed maturity securities	(203,616)	(56,267)
Purchases of equity securities	(10,156)	(6,157)
Sales and maturities of fixed maturity securities	115,314	52,164
Sales of equity securities	—	24,268
Change in securities receivable or payable, net	—	1,500
Payment of additional costs associated with purchase of policy renewal rights	(15)	(11)
Net cash provided by (used in) investing activities	(101,497)	13,194
Financing activities
Proceeds from line of credit	23,000	—
Proceeds from common stock issued via employee stock purchase plan	333	333
Proceeds from common stock issued via stock option exercises	1,775	1,225
Repurchases of common stock	(20,273)	(15,852)
Net cash provided by (used in) financing activities	4,835	(14,294)
Net decrease in cash, cash equivalents and restricted cash	(13,863)	(8,167)
Cash, cash equivalents and restricted cash at beginning of period	50,371	33,786
Cash, cash equivalents and restricted cash at end of period	$36,508	$25,619
Supplementary cash flow information:
Cash paid for income taxes	$13,085	$—

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$36,471	$50,284
Restricted cash	37	87
Cash and cash equivalents and restricted cash	$36,508	$50,371

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended June 30, 2022.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
June 30, 2022	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$46,397	$3	$(1,232)	$45,168
States, territories, and possessions	5,866	74	(360)	5,580
Political subdivisions	6,744	7	(707)	6,043
Special revenue excluding mortgage/asset-backed securities	43,126	5	(4,154)	38,977
Corporate and other	265,896	121	(19,610)	246,407
Mortgage/asset-backed securities	145,137	53	(8,889)	136,301
Total available-for-sale investments	$513,166	$263	$(34,952)	$478,477

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,713	$347	$(190)	$16,870
States, territories, and possessions	3,789	288	(63)	4,014
Political subdivisions	6,295	107	(22)	6,380
Special revenue excluding mortgage/asset-backed securities	43,301	1,273	(76)	44,498
Corporate and other	245,064	5,873	(1,891)	249,046
Mortgage/asset-backed securities	110,960	1,377	(463)	111,874
Total available-for-sale investments	$426,122	$9,265	$(2,705)	$432,682

Security holdings in an unrealized loss position

As of June 30, 2022, the Company held 762 fixed maturity securities in an unrealized loss position with a total estimated fair value of $437.7 million and total gross unrealized losses of $35.0 million. As of December 31, 2021, the Company held 231 fixed maturity securities in an unrealized loss position with a total estimated fair value of $170.1 million and total gross unrealized losses of $2.7 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2022	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$37,120	$(659)	$6,478	$(573)	$43,598	$(1,232)
States, territories, and possessions	1,669	(360)	—	—	1,669	(360)
Political subdivisions	4,015	(435)	1,546	(272)	5,561	(707)
Special revenue excluding mortgage/asset-backed securities	37,841	(4,154)	—	—	37,841	(4,154)
Corporate and other	203,674	(16,868)	15,103	(2,742)	218,777	(19,610)
Mortgage/asset-backed securities	123,990	(8,209)	6,240	(680)	130,230	(8,889)
Total	$408,309	$(30,685)	$29,367	$(4,267)	$437,676	$(34,952)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$5,968	$(147)	$1,457	$(43)	$7,425	$(190)
States, territories, and possessions	1,444	(63)	—	—	1,444	(63)
Political subdivisions	1,815	(22)	—	—	1,815	(22)
Special revenue excluding mortgage/asset-backed securities	6,280	(76)	—	—	6,280	(76)
Corporate and other	94,020	(1,468)	5,570	(423)	99,590	(1,891)
Mortgage/asset-backed securities	51,246	(412)	2,319	(51)	53,565	(463)
Total	$160,773	$(2,188)	$9,346	$(517)	$170,119	$(2,705)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company has recorded an immaterial allowance for credit losses pertaining to one investment security. Based on the Company’s review as of June 30, 2022, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2022, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$32,742	$32,461
Due after one year through five years	174,358	166,479
Due after five years through ten years	126,703	114,076
Due after ten years	34,226	29,160
Mortgage and asset-backed securities	145,137	136,301
	$513,166	$478,477

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Interest income	$3,082	$2,262	$5,640	$4,501
Dividend income	185	58	340	157
Investment expense	(127)	(126)	(261)	(245)
Net investment income	$3,140	$2,194	$5,719	$4,413

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$7	$166	$10	$218
Gains on sales of equity securities	—	420	—	1,229
Total realized gains	7	586	10	1,447
Realized losses:
Losses on sales of fixed maturity securities	(116)	—	(116)	(2)
Losses on sales of equity securities	—	—	—	—
Total realized losses	(116)	—	(116)	(2)
Net realized investment gains (losses)	(109)	586	(106)	1,445
Net unrealized gains (losses) on equity securities	(4,626)	(286)	(5,908)	(1,884)
Net realized and unrealized gains (losses) on investments	$(4,735)	$300	$(6,014)	$(439)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $1.0 million and $4.8 million for the three months ended June 30, 2022 and 2021, respectively.

Proceeds from the sale of fixed maturity securities were $5.8 million and $11.1 million for the six months ended June 30, 2022 and 2021, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. As of June 30, 2022, the carrying value of securities on deposit with state regulatory authorities was $8.4 million. As of December 31, 2021, the carrying value of securities on deposit with state regulatory authorities was $7.5 million.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021.

June 30, 2022	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$45,168	$—	$45,168
States, territories, and possessions	—	5,580	—	5,580
Political subdivisions	—	6,043	—	6,043
Special revenue excluding mortgage/asset-backed securities	—	38,977	—	38,977
Corporate and other	—	246,407	—	246,407
Mortgage/asset-backed securities	—	136,301	—	136,301
Equity securities	37,509	—	—	37,509
Cash, cash equivalents, and restricted cash	36,508	—	—	36,508
Total assets	$74,017	$478,476	$—	$552,493

December 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,870	$—	$16,870
States, territories, and possessions	—	4,014	—	4,014
Political subdivisions	—	6,380	—	6,380
Special revenue excluding mortgage/asset-backed securities	—	44,498	—	44,498
Corporate and other	—	249,046	—	249,046
Mortgage/asset-backed securities	—	110,374	1,500	111,874
Equity securities	33,261	—	—	33,261
Cash, cash equivalents, and restricted cash	50,371	—	—	50,371
Total assets	$83,632	$431,182	$1,500	$516,314

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of June 30, 2022, the Company had no fixed income securities classified as Level 3. As of December 31, 2021, the Company had $1.5 million of fixed income securities classified as Level 3 due to the availability of observable market inputs for recently purchased securities.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$51,386	$19,016	$45,419	$34,470
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	14,350	7,612	27,799	5,916
Prior years	48	(377)	1,552	(3,103)
Total incurred	14,398	7,235	29,351	2,813
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	4,399	(1,060)	5,889	620
Prior years	5,615	3,678	13,112	13,030
Total payments	10,014	2,618	19,001	13,650
Reserve for losses and LAE net of reinsurance recoverables at end of period	55,769	23,633	55,769	23,633
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	107,898	145,459	107,898	145,459
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$163,667	$169,092	$163,667	$169,092

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $0.05 million during the three months ended June 30, 2022 and favorable prior year development of $0.4 million in the three months ended June 30, 2021.

Adverse prior year development during the three months ended June 30, 2022 was primarily due to higher than anticipated severity catastrophe losses from prior years offset by favorable development on attritional losses. Favorable prior year development during the three months ended June 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 primarily in the Company’s Specialty Homeowners line of business.

The Company experienced adverse prior year development of $1.6 million during the six months ended June 30, 2022 and favorable prior year development of $3.1 million in the six months ended June 30, 2021.

Adverse prior year development during the six months ended June 30, 2022 was primarily due to higher than anticipated severity of attritional and catastrophe losses from prior years. Favorable prior year development during the six months ended June 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 primarily in the Company’s Specialty Homeowners line of business

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2022:

Stock options outstanding under 2019 Equity Incentive Plan	919,401
Restricted stock units outstanding under 2019 Equity Incentive Plan	312,832
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	382,765
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,591,699
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	915,762
Total	5,122,459

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Stock-Based Compensation	$2,704	$907	$5,463	$1,845

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

The following table summarizes stock option transactions for the six months ended June 30, 2022:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	933,051	$29.41	7.59	$36,679
Options granted	117,249	50.81
Options exercised	(118,374)	15.00
Options canceled	(12,525)	70.20
Outstanding at June 30, 2022	919,401	$33.44	7.42	$31,993
Vested and Exercisable at June 30, 2022	611,607	$24.58	6.97	$25,852

As of June 30, 2022, the Company had approximately $4.6 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.83 years.

The fair value of each option granted during the six months ended June 30, 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	1.69% - 3.03%
Expected share price volatility (2)	39.79% - 41.81%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

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

The following table summarizes RSU transactions for the six months ended June 30, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	235,696	$79.33
Granted	95,892	50.96
Released	(13,763)	88.29
Forfeited	(4,993)	79.92
Non vested outstanding at June 30, 2022	312,832	$70.23

As of June 30, 2022, the Company had approximately $18.2 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 3.43 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of June 30, 2022, none of the stock price milestones have been achieved.

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the six months ended June 30, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	358,401	$36.87
Granted	25,827	49.92
Vested	—	—
Forfeited	(1,463)	80.69
Non vested outstanding at June 30, 2022	382,765	$37.58

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance and market conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of June 30, 2022, the Company had approximately $12.1 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 4.04 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 6,078 shares pursuant to the ESPP during the six months ended June 30, 2022.

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

The Company purchased 347,013 shares for $20.3 million during the six months ended June 30, 2022. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Six Months Ended June 30,
	2022	2021

	(in thousands)
Beginning Balance	$5,312	$13,246

Other comprehensive income (loss) before reclassification	(41,276)	(4,199)
Federal income tax expense	8,668	881
Other comprehensive income (loss) before reclassification, net of tax	(32,608)	(3,318)

Amounts reclassified from AOCI	101	(217)
Federal income tax expense	(21)	46
Amounts reclassified from AOCI, net of tax	80	(171)

Other comprehensive income (loss)	(32,528)	(3,489)
Balance at end of period	$(27,216)	$9,757

7. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, wind, inland marine, and flood insurance products. The Company also writes premiums under fronting agreements where it cedes the majority of the premium and risk in exchange for a fronting fee. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Residential Earthquake	$54,090	24.7%	$42,192	32.6%	$100,426	25.8%	$78,090	33.5%
Fronting Premiums	42,154	19.3%	—	0.0%	71,999	18.5%	—	0.0%
Commercial Earthquake	33,103	15.1%	17,343	13.4%	58,247	14.9%	38,619	16.6%
Inland Marine	23,134	10.6%	11,681	9.0%	41,371	10.6%	19,515	8.4%
Commercial All Risk	21,213	9.7%	14,976	11.6%	31,791	8.2%	23,165	9.9%
Specialty Homeowners	13,891	6.4%	19,135	14.8%	30,176	7.7%	33,138	14.2%
Hawaii Hurricane	8,240	3.8%	7,788	6.0%	15,154	3.9%	13,925	6.0%
Residential Flood	3,583	1.6%	2,865	2.2%	6,577	1.7%	5,149	2.2%
Other	19,281	8.8%	13,379	10.4%	33,882	8.7%	21,335	9.2%
Total Gross Written Premiums	$218,689	100.0%	$129,359	100.0%	$389,623	100.0%	$232,936	100.0%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$93,130	42.6%	$54,223	41.9%	$161,848	41.5%	$104,725	45.0%
Texas	26,286	12.0%	17,373	13.4%	45,265	11.6%	28,427	12.2%
Florida	14,809	6.8%	11,697	9.0%	19,771	5.1%	17,755	7.6%
Hawaii	10,191	4.7%	9,041	7.0%	18,731	4.8%	15,970	6.9%
Washington	8,937	4.1%	4,663	3.6%	15,818	4.1%	8,751	3.8%
Illinois	4,676	2.1%	3,173	2.5%	8,949	2.3%	5,775	2.4%
Oregon	4,371	2.0%	2,818	2.2%	8,745	2.2%	5,723	2.4%
North Carolina	3,700	1.7%	4,264	3.3%	7,778	2.0%	8,152	3.5%
Other	52,589	24.0%	22,107	17.1%	102,718	26.4%	37,658	16.2%
Total Gross Written Premiums	$218,689	100.0%	$129,359	100.0%	$389,623	100.0%	$232,936	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$116,338	53.2%	$95,271	73.6%	$220,342	56.6%	$175,117	75.2%
PESIC	102,351	46.8%	34,088	26.4%	169,281	43.4%	57,819	24.8%
Total Gross Written Premiums	$218,689	100.0%	$129,359	100.0%	$389,623	100.0%	$232,936	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For the three months ended June 30, 2022 and 2021, the Company’s tax rate of 20.2% and 20.5%, respectively, was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

For the six months ended June 30, 2022, the Company’s tax rate of 22.1% was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the six months ended June 30, 2021, the Company’s tax rate of 18.7% was lower than the statutory rate due primarily to the tax impact of the permanent component of employee stock option exercises.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$14,589	$12,340	$29,126	$28,970
Weighted average common shares outstanding:
Basic	25,211,924	25,479,561	25,283,222	25,515,893
Common Share equivalents	534,856	625,319	534,220	665,313
Diluted	25,746,780	26,104,880	25,817,442	26,181,206

Earnings per share:
Basic	$0.58	$0.48	$1.15	$1.14
Diluted	$0.57	$0.47	$1.13	$1.11

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

As of June 30, 2022, the Company’s catastrophe event retention is $12.5 million for all perils. As of June 30, 2022, the Company’s XOL reinsurance structure provides protection up to $2.08 billion for earthquake events and $900 million for hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company also closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of June 30, 2022, the Company was in compliance with all debt covenants.

As of June 30, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the Credit Agreement.

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

As of June 30, 2022, the Company had $23 million of borrowings outstanding through the FHLB at the overnight rate of 1.67%. Interest expense on the FHLB Line of Credit was immaterial for the three and six months ended June 30, 2022. There were no borrowings outstanding at December 31, 2021.

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

The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2022.

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

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns; recent examples include our casualty and fronting offerings. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $535.2 million for the year ended December 31, 2021, which reflects a compound annual growth rate of approximately 64%. For the six months ended June 30, 2022, 45% of our gross written premiums were generated by our Residential Earthquake, Commercial Earthquake and Hawaii Hurricane lines of business, all of which are not subject to attritional losses. We experienced average monthly premium retention rates above 93% overall for these lines of business, providing strong visibility into future revenue.

In February 2014, PSIC was awarded an “A−” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. An “A−” rating is categorized by A.M. Best as an excellent rating and indicates a stable outlook. In July 2020, PESIC was also awarded an “A−” rating by A.M. Best. In June 2022, A.M. Best affirmed the “A−” rating of PSIC and PESIC. These ratings reflect A.M. Best’s opinion of our subsidiaries’ financial strength, operating performance, and ability to meet obligations to policyholders and are not an evaluation directed towards the protection of investors.

We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

COVID-19 Update

The COVID-19 Pandemic (the “Pandemic") continues to impact businesses, households, communities, and financial markets.

Since the beginning of the Pandemic, our focus has been to protect the health of the public and our employees while serving our policyholders and ensuring business continuity. We have established protocols designed to ensure operational reliability and employee safety. In addition, we have taken extra physical security and cybersecurity measures to safeguard our systems, serve the operational needs of our workforce, and ensure uninterrupted service to our brokers and policyholders.

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

The Pandemic’s ultimate impact on our results of operations remains uncertain. Since the onset of the Pandemic, we have experienced volatility in the fair value of our investment portfolio due to unrealized losses and gains on our fixed income and equity securities. We have not seen a significant impact on the growth rate of our gross written premiums since the beginning of the Pandemic. However, the Pandemic continues to impact many aspects of the economy and society and the macroeconomic effects of the Pandemic may persist for an indefinite period, even after the Pandemic has subsided. We cannot anticipate all the ways in which the Pandemic or other similar global health crises could adversely impact our business in the future.

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

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. The majority of our insurance policies have a term of one year and premiums are earned pro rata over the terms of the policies.

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

Interest Expense

Interest expense consists of the unused line fee and amortization of the commitment fee on our credit agreement with U.S. Bank National Association and interest incurred on borrowings from our FHLB line of credit.

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities and cash and cash equivalents. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses. Our balance of invested capital may be impacted in the future by repurchases of shares of our common stock or borrowings under our credit agreements.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, and credit losses recognized in earnings and include unrealized gains and losses on equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Annualized return on equity is net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period.

Annualized adjusted return on equity is a non-GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.

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

Adjusted underwriting income is a non-GAAP financial measure defined as underwriting income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of income before income taxes calculated in accordance with GAAP to adjusted underwriting income.

Tangible stockholders’ equity is a non-GAAP financial measure defined as stockholders’ equity less intangible assets. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Three months ended June 30, 2022 compared to three months ended June 30, 2021

The following table summarizes our results for the three months ended June 30, 2022 and 2021:

	Three months ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$218,689	$129,359	$89,330	69.1%
Ceded written premiums	(122,627)	(51,568)	(71,059)	137.8%
Net written premiums	96,062	77,791	18,271	23.5%
Net earned premiums	80,265	54,215	26,050	48.0%
Commission and other income	990	1,006	(16)	(1.6)%
Total underwriting revenue (1)	81,255	55,221	26,034	47.1%
Losses and loss adjustment expenses	14,398	7,235	7,163	99.0%
Acquisition expenses	28,663	22,424	6,239	27.8%
Other underwriting expenses	18,195	12,539	5,656	45.1%
Underwriting income (1)	19,999	13,023	6,976	53.6%
Interest expense	(111)	—	(111)	NM
Net investment income	3,140	2,194	946	43.1%
Net realized and unrealized gains (losses) on investments	(4,735)	300	(5,035)	NM
Income before income taxes	18,293	15,517	2,776	17.9%
Income tax expense	3,704	3,177	527	16.6%
Net income	$14,589	$12,340	$2,249	18.2%
Adjustments:
Stock-based compensation expense	2,704	907	1,797	198.1%
Amortization of intangibles	313	252	61	24.2%
Expenses associated with catastrophe bond, net of rebate	1,792	16	1,776	NM
Tax impact	(695)	(278)	(417)	150.0%
Adjusted net income (1)	$18,703	$13,237	$5,466	41.3%
Key Financial and Operating Metrics
Annualized return on equity	15.4%	13.1%
Annualized adjusted return on equity (1)	19.7%	14.1%
Loss ratio	17.9%	13.3%
Expense ratio	57.1%	62.6%
Combined ratio	75.1%	76.0%
Adjusted combined ratio (1)	69.1%	73.8%
Diluted earnings per share	$0.57	$0.47
Diluted adjusted earnings per share (1)	$0.73	$0.51
Catastrophe losses	$548	$(1,137)
Catastrophe loss ratio (1)	0.7%	(2.1)%
Adjusted combined ratio excluding catastrophe losses (1)	68.4%	75.9%
Adjusted underwriting income (1)	$24,808	$14,198	$10,610	74.7%
NM - not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $89.3 million, or 69.1% to $218.7 million for the three months ended June 30, 2022 compared to $129.4 million for the three months ended June 30, 2021. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$54,090	24.7%	$42,192	32.6%	$11,898	28.2%
Fronting Premiums	42,154	19.3%	—	—%	42,154	NM
Commercial Earthquake	33,103	15.1%	17,343	13.4%	15,760	90.9%
Inland Marine	23,134	10.6%	11,681	9.0%	11,453	98.0%
Commercial All Risk	21,213	9.7%	14,976	11.6%	6,237	41.6%
Specialty Homeowners	13,891	6.4%	19,135	14.8%	(5,244)	(27.4)%
Hawaii Hurricane	8,240	3.8%	7,788	6.0%	452	5.8%
Residential Flood	3,583	1.6%	2,865	2.2%	718	25.1%
Other	19,281	8.8%	13,379	10.4%	5,902	44.1%
Total Gross Written Premiums	$218,689	100.0%	$129,359	100.0%	$89,330	69.1%
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

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$116,338	53.2%	$95,271	73.6%	$21,067	22.1%
PESIC	102,351	46.8%	34,088	26.4%	68,263	200.3%
Total Gross Written Premiums	$218,689	100.0%	$129,359	100.0%	$89,330	69.1%

Ceded Written Premiums

Ceded written premiums increased $71.1 million, or 137.8%, to $122.6 million for the three months ended June 30, 2022 from $51.6 million for the three months ended June 30, 2021. The increase was primarily due to increased premiums ceded under fronting agreements due to growth in fronting premiums written and increased ceding under quota share arrangements due to growth in the volume of written premiums subject to quota shares. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure.

During the three months ended June 30, 2021, our XOL reinsurance expense was impacted by Winter Storm Uri (“Uri”). Catastrophe losses from Uri caused us to utilize certain layers of our XOL program and incur approximately $3.9 million of expense associated with the reinstatement of our reinsurance program.

Ceded written premiums as a percentage of gross written premiums increased to 56.1% for the three months ended June 30, 2022 from 39.9% for the three months ended June 30, 2021. This increase was primarily due to increased fronting and quota share cessions as previously described.

Net Written Premiums

Net written premiums increased $18.3 million, or 23.5%, to $96.1 million for the three months ended June 30, 2022 from $77.8 million for the three months ended June 30, 2021. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake and Residential Earthquake lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $26.1 million, or 48.0%, to $80.3 million for the three months ended June 30, 2022 from $54.2 million for the three months ended June 30, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$158,142	$102,520	$55,622	54.3%
Ceded earned premiums	(77,877)	(48,305)	(29,572)	61.2%
Net earned premiums	$80,265	$54,215	$26,050	48.0%

Net earned premium ratio	50.8%	52.9%

Commission and Other Income

Commission and other income was approximately $1.0 million for both the three months ended June 30, 2022 and June 30, 2021. The balance remained materially consistent due to an increase in policy related fees associated with an increased volume of premiums written offset by a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $7.2 million, or 99.0% to $14.4 million for the three months ended June 30, 2022 from $7.2 million for the three months ended June 30, 2021. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$548	$(1,137)	$1,685	NM
Non-catastrophe losses	13,850	8,372	5,478	65.4%
Total losses and loss adjustment expenses	$14,398	$7,235	$7,163	99.0%

Our catastrophe loss ratio was 0.7% during the three months ended June 30, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our catastrophe loss ratio was negative 2.1% during the three months ended June 30, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 Hurricanes and due to reinsurance recoveries.

Our non-catastrophe loss ratio was 17.2% for the three months ended June 30, 2022 compared to 15.4% during the three months ended June 30, 2021. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $6.2 million, or 27.8%, to $28.7 million for the three months ended June 30, 2022 from $22.4 million for the three months ended June 30, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 18.1% for the three months ended June 30, 2022 compared to 21.9% for the three months ended June 30, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $5.7 million, or 45.1%, to $18.2 million for the three months ended June 30, 2022 from $12.5 million for the three months ended June 30, 2021. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 11.5% for the three months ended June 30, 2022 compared to 12.2% for the three months ended June 30, 2021. Excluding the impact of expenses relating to stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 8.5% for the three months ended June 30, 2022 compared to 11.1% for the three months ended June 30, 2021. This percentage decreased due to an increase in net earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $0.9 million, or 43.1%, to $3.1 million for the three months ended June 30, 2022 from $2.2 million for the three months ended June 30, 2021. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2022 and higher yields on invested assets.

The Company incurred $4.7 million of net realized and unrealized losses on investments for the three months ended June 30, 2022 compared to $0.3 million of net realized and unrealized gains for the three months ended June 30, 2021 due to higher unrealized losses on our equity securities during the period ended June 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$3,082	$2,262	$820	36.3%
Dividend income	185	58	127	219.0%
Investment management fees and expenses	(127)	(126)	(1)	0.8%
Net investment income	3,140	2,194	946	43.1%
Net realized and unrealized gains (losses) on investments	(4,735)	300	(5,035)	NM %
Total	$(1,595)	$2,494	$(4,089)	(164.0)%

Income Tax Expense

Income tax expense increased $0.5 million or 16.6% to $3.7 million for the three months ended June 30, 2022 from $3.2 million for the three months ended June 30, 2021 due to higher pre-tax income for the period ended June 30, 2022. During the three months ended June 30, 2022, our income tax rate of 20.2% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. For the three months ended June 30, 2021 our income tax rate of 20.5% was lower than the statutory rate also due primarily to the tax impact of the permanent component of employee stock option exercises.

Results of Operations

Six months ended June 30, 2022 compared to six months ended June 30, 2021

The following table summarizes our results for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$389,623	$232,936	$156,687	67.3%
Ceded written premiums	(212,179)	(94,932)	(117,247)	123.5%
Net written premiums	177,444	138,004	39,440	28.6%
Net earned premiums	156,297	101,268	55,029	54.3%
Commission and other income	1,767	1,717	50	2.9%
Total underwriting revenue (1)	158,064	102,985	55,079	53.5%
Losses and loss adjustment expenses	29,351	2,813	26,538	NM
Acquisition expenses	56,718	41,737	14,981	35.9%
Other underwriting expenses	34,119	26,786	7,333	27.4%
Underwriting income (1)	37,876	31,649	6,227	19.7%
Interest expense	(204)	—	(204)	NM
Net investment income	5,719	4,413	1,306	29.6%
Net realized and unrealized losses on investments	(6,014)	(439)	(5,575)	NM
Income before income taxes	37,377	35,623	1,754	4.9%
Income tax expense	8,251	6,653	1,598	24.0%
Net income	$29,126	$28,970	$156	0.5%
Adjustments:
Expenses associated with transactions	85	411	(326)	(79.3)%
Stock-based compensation expense	5,463	1,845	3,618	196.1%
Amortization of intangibles	628	589	39	6.6%
Expenses associated with catastrophe bond, net of rebate	1,992	1,698	294	17.3%
Tax impact	(1,019)	(990)	(29)	2.9%
Adjusted net income (1)	$36,275	$32,523	$3,752	11.5%
Key Financial and Operating Metrics
Annualized return on equity	15.1%	15.6%
Annualized adjusted return on equity (1)	18.8%	17.6%
Loss ratio	18.8%	2.8%
Expense ratio	57.0%	66.0%
Combined ratio	75.8%	68.7%
Adjusted combined ratio (1)	70.5%	64.3%
Diluted earnings per share	$1.13	$1.11
Diluted adjusted earnings per share (1)	$1.41	$1.24
Catastrophe losses	$1,029	$(10,768)
Catastrophe loss ratio (1)	0.7%	(10.6)%
Adjusted combined ratio excluding catastrophe losses (1)	69.9%	74.9%
Adjusted underwriting income (1)	$46,044	$36,192	$9,852	27.2%
NM- not meaningful
(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $156.7 million, or 67.3% to $389.6 million for the six months ended June 30, 2022 compared to $232.9 million for the six months ended June 30, 2021. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2022		2021

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$100,426	25.8%	$78,090	33.5%	$22,336	28.6%
Fronting Premiums	71,999	18.5%	—	0.0%	71,999	NM %
Commercial Earthquake	58,247	14.9%	38,619	16.6%	19,628	50.8%
Inland Marine	41,371	10.6%	19,515	8.4%	21,856	112.0%
Commercial All Risk	31,791	8.2%	23,165	9.9%	8,626	37.2%
Specialty Homeowners	30,176	7.7%	33,138	14.2%	(2,962)	(8.9)%
Hawaii Hurricane	15,154	3.9%	13,925	6.0%	1,229	8.8%
Residential Flood	6,577	1.7%	5,149	2.2%	1,428	27.7%
Other	33,882	8.7%	21,335	9.2%	12,547	58.8%
Total Gross Written Premiums	$389,623	100.0%	$232,936	100.0%	$156,687	67.3%

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

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$220,342	56.6%	$175,117	75.2%	$45,225	25.8%
PESIC	169,281	43.4%	57,819	24.8%	111,462	192.8%
Total Gross Written Premiums	$389,623	100.0%	$232,936	100.0%	$156,687	67.3%

Ceded Written Premiums

Ceded written premiums increased $117.2 million, or 123.5%, to $212.2 million for the six months ended June 30, 2022 from $94.9 million for the six months ended June 30, 2021. The increase was primarily due to increased premium ceded under fronting agreements due to growth in fronting premiums written and increased ceding under quota share arrangements due to growth in the volume of written premiums subject to quota shares. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure. During the six months ended June 30, 2021, our XOL reinsurance expense was impacted by Winter Storm Uri (“Uri”). Catastrophe losses from Uri caused us to utilize certain layers of our XOL program causing us to incur approximately $7.9 million of expense associated with the reinstatement of our reinsurance program.

Ceded written premiums as a percentage of gross written premiums increased to 54.5% for the six months ended June 30, 2022 from 40.8% for the six months ended June 30, 2021. This increase was primarily due increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $39.4 million, or 28.6%, to $177.4 million for the six months ended June 30, 2022 from $138.0 million for the six months ended June 30, 2021. The increase was primarily due to an increase in gross written premiums, primarily in our Residential Earthquake and Inland Marine lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $55.0 million, or 54.3%, to $156.3 million for the six months ended June 30, 2022 from $101.3 million for the six months ended June 30, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Six Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$297,067	$193,812	$103,255	53.3%
Ceded earned premiums	(140,770)	(92,544)	(48,226)	52.1%
Net earned premiums	$156,297	$101,268	$55,029	54.3%

Net earned premium ratio	52.6%	52.3%

Commission and Other Income

Commission and other income increased by $0.1 million, or 2.9%, to $1.8 million for the six months ended June 30, 2022, from $1.7 million for the six months ended June 30, 2021. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $26.5 million to $29.4 million for the six months ended June 30, 2022 from $2.8 million for the six months ended June 30, 2021. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$1,029	$(10,768)	$11,797	NM
Non-catastrophe losses	28,322	13,581	14,741	108.5%
Total losses and loss adjustment expenses	$29,351	$2,813	$26,538	NM

NM- not meaningful

Our catastrophe loss ratio was 0.7% during the six months ended June 30, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our catastrophe loss ratio was negative 10.6% during the six months ended June 30, 2021. The negative catastrophe loss ratio was due to favorable development on catastrophe losses from 2020 Hurricanes and due to reinsurance recoveries.

Our non-catastrophe loss ratio was 18.1% for the six months ended June 30, 2022 compared to 13.4% during the six months ended June 30, 2021. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Specialty Homeowners, Flood, and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $15.0 million, or 35.9%, to $56.7 million for the six months ended June 30, 2022 from $41.7 million for the six months ended June 30, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 19.1% for the six months ended June 30, 2022 compared to 21.5% for the six months ended June 30, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $7.3 million, or 27.4%, to $34.1 million for the six months ended June 30, 2022 from $26.8 million for the six months ended June 30, 2021. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 11.5% for the six months ended June 30, 2022 compared to 13.8% for the six months ended June 30, 2021. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 8.7% for the six months ended June 30, 2022 compared to 11.5% for the six months ended June 30, 2021. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $1.3 million, or 29.6%, to $5.7 million for the six months ended June 30, 2022 from $4.4 million for the six months ended June 30, 2021. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2022 and higher yields on invested assets.

The Company incurred $6.0 million of net realized and unrealized losses on investments for the six months ended June 30, 2022 compared to $0.4 million of net realized and unrealized losses for the six months ended June 30, 2021 due to higher unrealized losses on our equity securities during the period ended June 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$5,640	$4,501	$1,139	25.3%
Dividend income	340	157	183	116.6%
Investment management fees and expenses	(261)	(245)	(16)	6.5%
Net investment income	5,719	4,413	1,306	29.6%
Net realized and unrealized gains (losses) on investments	(6,014)	(439)	(5,575)	NM %
Total	$(295)	$3,974	$(4,269)	(107.4)%

Income Tax Expense

Income tax expense increased $1.6 million or 24.0% to $8.3 million for the six months ended June 30, 2022 from $6.7 million for the six months ended June 30, 2021 due to higher pre-tax income and a higher effective tax rate during the six months ended June 30, 2022. During the six months ended June 30, 2022, our income tax rate of 22.1% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the six months ended June 30, 2021 our income tax rate of 18.7% was lower than the statutory rate due primarily to the tax impact of the permanent component of employee stock option exercises.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Total revenue	$79,660	$57,715	$157,769	$106,959
Net investment income	(3,140)	(2,194)	(5,719)	(4,413)
Net realized and unrealized (gains) losses on investments	4,735	(300)	6,014	439
Underwriting revenue	$81,255	$55,221	$158,064	$102,985

Underwriting Income and adjusted underwriting income

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

We define adjusted underwriting income as underwriting income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Adjusted underwriting income should not be viewed as a substitute for pre-tax income calculated in accordance with GAAP. Other companies may define adjusted underwriting income differently.

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Income before income taxes	$18,293	$15,517	$37,377	$35,623
Net investment income	(3,140)	(2,194)	(5,719)	(4,413)
Net realized and unrealized (gains) losses on investments	4,735	(300)	6,014	439
Interest expense	111	—	204	—
Underwriting income	$19,999	$13,023	$37,876	$31,649
Expenses associated with transactions	—	—	85	411
Stock-based compensation expense	2,704	907	5,463	1,845
Amortization of intangibles	313	252	628	589
Expenses associated with catastrophe bond, net of rebate	1,792	16	1,992	1,698
Adjusted underwriting income	$24,808	$14,198	$46,044	$36,192

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$14,589	$12,340	$29,126	$28,970
Adjustments:
Expenses associated with transactions	—	—	85	411
Stock-based compensation expense	2,704	907	5,463	1,845
Amortization of intangibles	313	252	628	589
Expenses associated with catastrophe bond, net of rebate	1,792	16	1,992	1,698
Tax impact	(695)	(278)	(1,019)	(990)
Adjusted net income	$18,703	$13,237	$36,275	$32,523

Annualized Adjusted Return on Equity

We define annualized adjusted return on equity as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. We use annualized adjusted return on equity as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Annualized adjusted return on equity should not be viewed as a substitute for return on equity calculated using unadjusted GAAP numbers, and other companies may define adjusted return on equity differently.

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)

Annualized adjusted net income	$74,812	$52,948	$72,550	$65,046
Average stockholders' equity	$379,232	$376,563	$386,117	$370,229
Annualized adjusted return on equity	19.7%	14.1%	18.8%	17.6%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$60,266	$41,192	$118,421	$69,619
Denominator: Net earned premiums	$80,265	$54,215	$156,297	$101,268
Combined ratio	75.1%	76.0%	75.8%	68.7%
Adjustments to numerator:
Expenses associated with transactions	$—	$—	$(85)	$(411)
Stock-based compensation expense	(2,704)	(907)	(5,463)	(1,845)
Amortization of intangibles	(313)	(252)	(628)	(589)
Expenses associated with catastrophe bond, net of rebate	(1,792)	(16)	(1,992)	(1,698)
Adjusted combined ratio	69.1%	73.8%	70.5%	64.3%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$18,703	$13,237	$36,275	$32,523
Weighted-average common shares outstanding, diluted	25,746,780	26,104,880	25,817,442	26,181,206
Diluted adjusted earnings per share	$0.73	$0.51	$1.41	$1.24

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$14,398	$7,235	$29,351	$2,813
Denominator: Net earned premiums	$80,265	$54,215	$156,297	$101,268
Loss ratio	17.9%	13.3%	18.8%	2.8%

Numerator: Catastrophe losses	$548	$(1,137)	$1,029	$(10,768)
Denominator: Net earned premiums	$80,265	$54,215	$156,297	$101,268
Catastrophe loss ratio	0.7%	(2.1)%	0.7%	(10.6)%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$60,266	$41,192	$118,421	$69,619
Denominator: Net earned premiums	$80,265	$54,215	$156,297	$101,268
Combined ratio	75.1%	76.0%	75.8%	68.7%
Adjustments to numerator:
Expenses associated with transactions	$—	$—	$(85)	$(411)
Stock-based compensation expense	(2,704)	(907)	(5,463)	(1,845)
Amortization of intangibles	(313)	(252)	(628)	(589)
Expenses associated with catastrophe bond, net of rebate	(1,792)	(16)	(1,992)	(1,698)
Catastrophe losses	(548)	1,137	(1,029)	10,768
Adjusted combined ratio excluding catastrophe losses	68.4%	75.9%	69.9%	74.9%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2022	2021

	(in thousands)
Stockholders' equity	$378,065	$394,169
Intangible assets	(8,888)	(9,501)
Tangible stockholders' equity	$369,177	$384,668

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

Cash Flows

Our primary sources of cash flow are written premiums, investment income, reinsurance recoveries, sales and redemptions of investments, and proceeds from borrowings on our lines of credit. We use our cash flows primarily to pay reinsurance premiums, operating expenses, losses and loss adjustment expenses, and income taxes.

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

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six months ended
	June 30,
	2022	2021

	($ in thousands)
Cash provided by (used in):
Operating activities	$82,799	$(7,067)
Investing activities	(101,497)	13,194
Financing activities	4,835	(14,294)
Change in cash, cash equivalents, and restricted cash	$(13,863)	$(8,167)

Our cash flow from operating activities was positive during the six months ended June 30, 2022 due to net income and a decrease in net operating assets. Our cash flow from operating activities was negative during the six months ended June 30, 2021 due to an increase in net operating assets primarily related to timing of payments on claims.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the six months ended June 30, 2022 related primarily to purchases of fixed maturity and equity securities in excess of sales and maturities. Cash provided by investing activities for the six months ended June 30, 2021 related primarily to sales and maturities of fixed maturity and equity securities in excess of purchases.

Cash provided by financing activities for six months ended June 30, 2022 was related to $23.0 million in borrowings from our FHLB line of credit, the receipt of $1.8 million in proceeds from stock option exercises and the receipt of $0.3 million in proceeds from our employee stock purchase plan, offset by the repurchase of $20.3 million of our common stock. Cash used in financing activities for six months ended June 30, 2021 was related to the repurchase of $15.8 million of our common stock offset by the receipt of $1.2 million from the issuance of common stock via stock option exercises and the receipt of $0.3 million in proceeds related to the issuance of common stock via our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $552.5 million in cash and investment securities available at June 30, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 347,013 shares for $20.3 million under this program during the six months ended June 30, 2022 and $79.7 million remains available for future repurchases.

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

As of June 30, 2022, we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

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

As of June 30, 2022, the Company had $23 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At June 30, 2022 total stockholders’ equity was $378.1 million and tangible stockholders’ equity was $369.2 million, compared to total stockholders’ equity of $394.2 million and tangible stockholders’ equity of $384.7 million as of December 31, 2021. Stockholder’s equity decreased primarily due to unrealized losses on fixed maturity securities and repurchases of shares of our common stock and was partially offset by the net income we earned for the period and activity related to stock-based compensation.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2022, the majority of our investment portfolio, or $478.5 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $37.5 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $36.5 million at June 30, 2022. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.18 and 3.99 years and an average rating of “A1/A+” and “A1/A” at June 30, 2022 and December 31, 2021, respectively. Our fixed income investment portfolio had a book yield of 2.61% as of June 30, 2022, compared to 2.23% as of December 31, 2021.

At June 30, 2022 and December 31, 2021 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2022	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$46,397	$45,168	9.4%
States, territories, and possessions	5,866	5,580	1.2%
Political subdivisions	6,744	6,043	1.2%
Special revenue excluding mortgage/asset-backed securities	43,126	38,977	8.1%
Corporate and other	265,896	246,407	51.6%
Mortgage/asset-backed securities	145,137	136,301	28.5%
Total available-for-sale investments	$513,166	$478,476	100.0%

	Amortized	Fair	% of Total
December 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,713	$16,870	3.9%
States, territories, and possessions	3,789	4,014	0.9%
Political subdivisions	6,295	6,380	1.5%
Special revenue excluding mortgage/asset-backed securities	43,301	44,498	10.3%

Corporate and other	245,064	249,046	57.5%
Mortgage/asset-backed securities	110,960	111,874	25.9%
Total available-for-sale investments	$426,122	$432,682	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2022 and December 31, 2021:

	Estimated	% of
June 30, 2022	Fair Value	Total

	($ in thousands)
Rating
AAA	$152,616	31.9%
AA	62,916	13.1%
A	158,716	33.2%
BBB	95,785	20.0%
BB	8,103	1.7%
B	460	0.1%
CCC & Below	(119)	—%
	$478,477	100.0%

	Estimated	% of
December 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$97,209	22.5%
AA	65,308	15.1%
A	165,770	38.3%
BBB	93,051	21.5%
BB	11,057	2.5%
B	268	0.1%
CCC & Below	125	—%
	$432,788	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2022 were as follows:

	Amortized	Fair	% of Total
June 30, 2022	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$32,742	$32,461	4.8%
Due after one year through five years	174,358	166,479	32.1%
Due after five years through ten years	126,703	114,076	25.2%
Due after ten years	34,226	29,160	10.5%
Mortgage and asset-backed securities	145,137	136,301	27.4%
	$513,166	$478,477	100.0%

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Reinsurance

We purchase a significant amount of reinsurance from third parties that we believe enhances our business by reducing our exposure to potential catastrophe losses, limiting volatility in our underwriting performance, and providing us with greater visibility into our future earnings. Reinsurance involves transferring, or ceding, a portion of our risk exposure on policies that we write to another insurer, the reinsurer, in exchange for a premium. To the extent that our reinsurers are unable to meet the obligations they assume under our reinsurance agreements, we remain liable for the entire insured loss; see “Risk Factors—Risks Related to Our Business and Industry—We may be unable to purchase third party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.”

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company also closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.08 billion for earthquake events and $900 million for hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.” In addition, to provide further coverage against the potential for frequent catastrophe events, the Company has historically obtained aggregate reinsurance coverage. Beginning April 1, 2021 and renewing on April 1, 2022, we have secured $25 million of aggregate XOL reinsurance limit. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate net loss.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 78.2% rated “A−” or better. At June 30, 2022, 1.8% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio.
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;

●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Hawaii Hurricane, and Fronting products. Three program administrators account for a significant portion of our premiums and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due to higher material and labor costs, increases in concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. We experienced significant catastrophe losses including hurricane related losses during the third and fourth quarters of 2020 and third quarter of 2021. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.08 billion for earthquake events and $900 million for hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event and provide coverage up to $2.08 billion for earthquake events and $900 million for hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2022, we had $132.6 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company also closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. We may seek similar catastrophe bond offerings in the future. However, there can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2022, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 46% and 12% of our gross written premiums, respectively, for the year ended December 31, 2021 and 42% and 12% for the six months ended June 30, 2022. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Since the onset of the Pandemic, companies have had issues with employee turnover and finding, hiring, and retaining qualified employees. These challenges may continue for the foreseeable future.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Specialty Homeowners, Hawaii Hurricane, and Fronting products through longstanding relationships with three program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. These products accounted for $266.2 million or 50% of our gross written premiums for the year ended December 31, 2021, with $10.3 million or 2% of the total attributable to fronting premiums. These products accounted for $212.4 million or 55% of our gross written premiums for the six months ended June 30, 2022, with $62.4 million or 16% of the total attributable to fronting premiums.

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

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when the insured pays its policy premium to its broker for payment to us, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have actually received the premium from the broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure by any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business from our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products could have a material adverse effect on our business, financial condition, and results of operations.

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

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, and other resources than we do. Some of these competitors also have longer operating history and more market recognition than we do in certain lines of business. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program, and the Texas Wind Insurance Association. If the CEA decided to provide coverage to non-CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement technology systems and processes that are competitive with the systems and processes of these larger companies.

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

Most of our insurance policies are written for a one-year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s policies. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected. In addition, the volume of fronting premiums written may vary significantly in future periods due to the timing of entering large fronting partnerships and terminations of large fronting partnerships.

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

We intend to grow our business in the future, which could require additional capital, systems development, and skilled personnel. However, we must be able to meet our capital needs, expand our systems and our internal controls effectively, allocate our human resources optimally, identify, hire and retain qualified employees, and effectively incorporate the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence and severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies and contracts, volatility in investment performance and gains and losses on our equity securities, and the cost of reinsurance coverage. Additionally, the future impact of the Pandemic on our business, operations, liquidity, financial condition, and results of operations remains uncertain.

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

We underwrite a significant portion of our insurance in California and Texas. An economic downturn which particularly impacts either state could have an adverse effect on our financial condition and results of operations.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $37.5 million as of June 30, 2022.

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

Our investment portfolio could also be adversely impacted by ratings downgrades, increased bankruptcies and credit spread widenings caused by economic downturns or other events. Severe economic downturns could cause impairments in our fixed income portfolio. In addition, declines in fixed income yields would result in decreases in net investment income from future investment activity, including re-investments.

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

Our business is highly dependent upon our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, to underwrite business, to prepare policies and process premiums, to perform actuarial and other modeling functions, to process claims and make claims payments, and to prepare internal and external financial statements and information. Some of these systems may include or rely on third-party systems not located on our premises or under our control. Events such as natural catastrophes, pandemics, cyber-attacks, terrorist attacks, industrial accidents or computer viruses may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 34 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.1 million in 2021 and $0.1 million for the six months ended June 30, 2022. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments are generally covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, in each case, in light of the market volatility and uncertainty as a result of the Pandemic, among other factors, could impact our business and liquidity. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;
•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	short sales, hedging and other derivative transactions in our common stock;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•	additions or departures in our Board or Directors, senior management or other key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions, including those caused by the Pandemic;
•	changes in accounting principles;

•	any indebtedness we may incur or securities we may issue in the future;
•	default under agreements governing our indebtedness;
•	exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•	changes in our credit ratings;
•	changes in corporate tax rates;
•	exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, pandemics, acts of terrorism, cyber-attacks or responses to these events.

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

Our charter documents contain anti-takeover provisions that will hinder takeover attempts and could reduce the market value of our common stock or prevent sale at a premium. Our anti-takeover provisions:

•	permit the Board of Directors to establish the number of directors and fill any vacancies and newly created directorships;
•	provide, through 2027, that our Board of Directors are classified into three classes with staggered, three year terms and that directors may only be removed for cause;
•	require super-majority voting to amend provisions in our certificate of incorporation and bylaws;
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

Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 347,013 shares for $20.3 million under this program during the six months ended June 30, 2022 and $79.7 million remains available for future repurchases.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

10.1	Amended and Restated Certificate of Incorporation
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: August 4, 2022	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 4, 2022	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)