Form 10-Q
period 2022-09-30
Palomar Holdings, Inc.
filed 2022-11-03
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Number of shares of the registrant’s common shares outstanding at November 1, 2022: 25,232,736

PALOMAR HOLDINGS, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2022 (Unaudited) and December 31, 2021	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2022 and 2021	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2022 and 2021	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	72
Item 3.	Defaults Upon Senior Securities	72
Item 4.	Mine Safety Disclosures	72
Item 5.	Other Information	72
Item 6.	Exhibits	72
Signatures		73

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2022	2021
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $530,992 in 2022; $426,122 in 2021)	$476,794	$432,682
Equity securities, at fair value (cost: $42,111 in 2022; $31,834 in 2021)	35,468	33,261
Total investments	512,262	465,943
Cash and cash equivalents	29,471	50,284
Restricted cash	73	87
Accrued investment income	3,333	2,725
Premiums receivable, net	186,850	88,012
Deferred policy acquisition costs, net of ceding commissions	57,000	55,953
Reinsurance recoverable on unpaid losses and loss adjustment expenses	131,575	127,947
Reinsurance recoverable on paid losses and loss adjustment expenses	45,393	29,368
Ceded unearned premiums	182,657	58,315
Prepaid expenses and other assets	46,414	37,072
Deferred tax assets, net	12,200	—
Property and equipment, net	663	527
Intangible assets, net	8,575	9,501
Total assets	$1,216,466	$925,734
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$20,655	$21,284
Reserve for losses and loss adjustment expenses	205,823	173,366
Unearned premiums	443,463	284,665
Ceded premium payable	145,918	37,460
Funds held under reinsurance treaty	6,362	10,882
Deferred tax liabilities, net	—	3,908
Borrowings from credit agreements	26,400	—
Total liabilities	848,621	531,565
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,229,486 and 25,428,929 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	330,381	318,902
Accumulated other comprehensive income (loss)	(42,629)	5,312
Retained earnings	80,090	69,952
Total stockholders' equity	367,845	394,169
Total liabilities and stockholders' equity	$1,216,466	$925,734

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues:
Gross written premiums	$253,128	$152,332	$642,751	$385,267
Ceded written premiums	(161,930)	(58,073)	(374,109)	(153,005)
Net written premiums	91,198	94,259	268,642	232,262
Change in unearned premiums	(13,256)	(29,539)	(34,403)	(66,274)
Net earned premiums	77,942	64,720	234,239	165,988
Net investment income	3,744	2,236	9,462	6,649
Net realized and unrealized losses on investments	(2,356)	(313)	(8,369)	(752)
Commission and other income	1,362	1,018	3,129	2,735
Total revenues	80,692	67,661	238,461	174,620
Expenses:
Losses and loss adjustment expenses	30,900	28,475	60,251	31,288
Acquisition expenses	27,210	26,412	83,928	68,150
Other underwriting expenses	17,114	12,652	51,233	39,438
Interest expense	270	—	475	—
Total expenses	75,494	67,539	195,887	138,876
Income before income taxes	5,198	122	42,574	35,744
Income tax expense (benefit)	912	(124)	9,163	6,529
Net income	4,286	246	33,411	29,215
Other comprehensive income (loss), net:
Net unrealized losses on securities available for sale for the three and nine months ended September 30, 2022 and 2021, respectively	(15,412)	(1,655)	(47,941)	(5,144)
Net comprehensive income (loss)	$(11,126)	$(1,409)	$(14,530)	$24,071
Per Share Data:
Basic earnings per share	$0.17	$0.01	$1.32	$1.15
Diluted earnings per share	$0.17	$0.01	$1.29	$1.12

Weighted-average common shares outstanding:
Basic	25,209,368	25,388,630	25,258,333	25,473,006
Diluted	25,787,625	26,043,680	25,808,387	26,133,664

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713
Other comprehensive loss, net of tax	—	—	—	(5,144)	—	(5,144)
Stock-based compensation	—	—	3,370	—	—	3,370
Issuance of common stock via employee stock purchase plan	9,793	—	719	—	—	719
Issuance of common stock via equity incentive plan	118,806	—	1,756	—	—	1,756
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	29,215	29,215
Balance at September 30, 2021	25,415,299	$3	$316,352	$8,102	$53,320	$377,777

Balance at December 31, 2021	25,428,929	3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(47,941)	—	(47,941)
Stock-based compensation	—	—	8,556	—	—	8,556
Issuance of common stock via employee stock purchase plan	13,990	—	759	—	—	759
Issuance of common stock via equity incentive plan	185,765	—	2,164	—	—	2,164
Repurchases of common stock	(399,198)	—	—	—	(23,273)	(23,273)
Net income	—	—	—	—	33,411	33,411
Balance at September 30, 2022	25,229,486	$3	$330,381	$(42,629)	$80,090	$367,845

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net cash provided by operating activities	$94,544	$37,030
Investing activities
Purchases of property and equipment	(307)	(18)
Capitalized software costs	(4,138)	(3,612)
Purchases of fixed maturity securities	(279,064)	(88,755)
Purchases of equity securities	(10,277)	(35,675)
Sales and maturities of fixed maturity securities	172,380	70,696
Sales of equity securities	—	41,553
Change in securities receivable or payable, net	—	17
Payment of additional costs associated with purchase of policy renewal rights	(16)	(11)
Net cash used in investing activities	(121,422)	(15,805)
Financing activities
Proceeds from line of credit	26,400	—
Proceeds from common stock issued via employee stock purchase plan	2,164	719
Proceeds from common stock issued via stock option exercises	760	1,756
Repurchases of common stock	(23,273)	(15,852)
Net cash provided by (used in) financing activities	6,051	(13,377)
Net decrease in cash, cash equivalents and restricted cash	(20,827)	7,848
Cash, cash equivalents and restricted cash at beginning of period	50,371	33,786
Cash, cash equivalents and restricted cash at end of period	$29,544	$41,634
Supplementary cash flow information:
Cash paid for income taxes	$18,870	$2,104

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2022	2021
	(unaudited)
Cash and cash equivalents	$29,471	$50,284
Restricted cash	73	87
Cash and cash equivalents and restricted cash	$29,544	$50,371

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 24, 2022 (the “2021 Annual Report on Form 10-K”).

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended September 30, 2022.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
September 30, 2022	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$52,021	$—	$(2,423)	$49,598
States, territories, and possessions	7,671	—	(958)	6,713
Political subdivisions	4,922	—	(677)	4,245
Special revenue excluding mortgage/asset-backed securities	42,409	—	(6,334)	36,075
Corporate and other	269,308	5	(28,893)	240,420
Mortgage/asset-backed securities	154,661	4	(14,922)	139,743
Total available-for-sale investments	$530,992	$9	$(54,207)	$476,794

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,713	$347	$(190)	$16,870
States, territories, and possessions	3,789	288	(63)	4,014
Political subdivisions	6,295	107	(22)	6,380
Special revenue excluding mortgage/asset-backed securities	43,301	1,273	(76)	44,498
Corporate and other	245,064	5,873	(1,891)	249,046
Mortgage/asset-backed securities	110,960	1,377	(463)	111,874
Total available-for-sale investments	$426,122	$9,265	$(2,705)	$432,682

Security holdings in an unrealized loss position

As of September 30, 2022, the Company held 380 fixed maturity securities in an unrealized loss position with a total estimated fair value of $475.8 million and total gross unrealized losses of $54.2 million. As of December 31, 2021, the Company held 231 fixed maturity securities in an unrealized loss position with a total estimated fair value of $170.1 million and total gross unrealized losses of $2.7 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2022	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$43,268	$(1,673)	$6,330	$(750)	$49,598	$(2,423)
States, territories, and possessions	5,243	(618)	1,470	(340)	6,713	(958)
Political subdivisions	4,245	(677)	—	—	4,245	(677)
Special revenue excluding mortgage/asset-backed securities	31,254	(4,841)	4,821	(1,493)	36,075	(6,334)
Corporate and other	200,092	(21,298)	39,574	(7,595)	239,666	(28,893)
Mortgage/asset-backed securities	131,692	(13,840)	7,813	(1,082)	139,505	(14,922)
Total	$415,794	$(42,947)	$60,008	$(11,260)	$475,802	$(54,207)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$5,968	$(147)	$1,457	$(43)	$7,425	$(190)
States, territories, and possessions	1,444	(63)	—	—	1,444	(63)
Political subdivisions	1,815	(22)	—	—	1,815	(22)
Special revenue excluding mortgage/asset-backed securities	6,280	(76)	—	—	6,280	(76)
Corporate and other	94,020	(1,468)	5,570	(423)	99,590	(1,891)
Mortgage/asset-backed securities	51,246	(412)	2,319	(51)	53,565	(463)
Total	$160,773	$(2,188)	$9,346	$(517)	$170,119	$(2,705)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2021 Annual Report on Form 10-K.

The Company has recorded an insignificant allowance for credit losses pertaining to one investment security. Based on the Company’s review as of September 30, 2022, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2022, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$37,321	$36,730
Due after one year through five years	177,989	165,172
Due after five years through ten years	128,378	109,641
Due after ten years	32,643	25,508
Mortgage and asset-backed securities	154,661	139,743
	$530,992	$476,794

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Interest income	$3,688	$2,254	$9,328	$6,755
Dividend income	178	104	518	261
Investment expense	(122)	(122)	(384)	(367)
Net investment income	$3,744	$2,236	$9,462	$6,649

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$2	$117	$10	$335
Gains on sales of equity securities	—	188	—	1,416
Total realized gains	2	305	10	1,751
Realized losses:
Losses on sales of fixed maturity securities	(195)	—	(309)	(1)
Losses on sales of equity securities	—	—	—	—
Total realized losses	(195)	—	(309)	(1)
Net realized investment gains (losses)	(193)	305	(299)	1,750
Net unrealized losses on equity securities	(2,163)	(618)	(8,070)	(2,502)
Net realized and unrealized losses on investments	$(2,356)	$(313)	$(8,369)	$(752)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were insignificant and $1.0 million for the three months ended September 30, 2022 and 2021, respectively.

Proceeds from the sale of fixed maturity securities were $5.8 million and $12.1 million for the nine months ended September 30, 2022 and 2021, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. As of September 30, 2022 and December 31, 2022, the carrying value of securities on deposit with state regulatory authorities was $8.5 million and $7.5 million, respectively.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021.

September 30, 2022	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$49,598	$—	$49,598
States, territories, and possessions	—	6,713	—	6,713
Political subdivisions	—	4,245	—	4,245
Special revenue excluding mortgage/asset-backed securities	—	36,075	—	36,075
Corporate and other	—	240,420	—	240,420
Mortgage/asset-backed securities	—	139,743	—	139,743
Equity securities	35,468	—	—	35,468
Cash, cash equivalents, and restricted cash	29,544	—	—	29,544
Total assets	$65,012	$476,794	$—	$541,806

December 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,870	$—	$16,870
States, territories, and possessions	—	4,014	—	4,014
Political subdivisions	—	6,380	—	6,380
Special revenue excluding mortgage/asset-backed securities	—	44,498	—	44,498
Corporate and other	—	249,046	—	249,046
Mortgage/asset-backed securities	—	110,374	1,500	111,874
Equity securities	33,261	—	—	33,261
Cash, cash equivalents, and restricted cash	50,371	—	—	50,371
Total assets	$83,632	$431,182	$1,500	$516,314

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of September 30, 2022, the Company had no fixed income securities classified as Level 3. As of December 31, 2021, the Company had $1.5 million of fixed income securities classified as Level 3 due to the lack of availability of observable market inputs for recently purchased securities.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$55,769	$23,633	$45,419	$34,470
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	30,904	28,286	58,703	34,202
Prior years	(4)	189	1,548	(2,914)
Total incurred	30,900	28,475	60,251	31,288
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	7,873	2,787	13,762	3,407
Prior years	4,548	2,678	17,660	15,708
Total payments	12,421	5,465	31,422	19,115
Reserve for losses and LAE net of reinsurance recoverables at end of period	74,248	46,643	74,248	46,643
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	131,575	129,044	131,575	129,044
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$205,823	$175,687	$205,823	$175,687

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced insignificant prior year development during the three months ended September 30, 2022 and September 30, 2021.

The Company experienced adverse prior year development of $1.5 million during the nine months ended September 30, 2022 and favorable prior year development of $2.9 million in the nine months ended September 30, 2021.

Adverse prior year development during the nine months ended September 30, 2022 was primarily due to higher than anticipated severity of attritional and catastrophe losses. Favorable prior year development during the nine months ended September 30, 2021 was primarily due to lower than anticipated severity of catastrophe losses associated with certain hurricanes which occurred during the second half of 2020 in the Company’s Commercial All Risk and Specialty Homeowners line of business.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2022:

Stock options outstanding under 2019 Equity Incentive Plan	890,672
Restricted stock units outstanding under 2019 Equity Incentive Plan	283,470
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	383,103
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,595,486
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	907,850
Total	5,060,581

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Stock-Based Compensation	$3,092	$1,525	$8,556	$3,370

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

The following table summarizes stock option transactions for the nine months ended September 30, 2022:

	Number of shares	Weighted-average exercise price	Weighted average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2022	933,051	$29.41	7.59	$36,679
Options granted	120,978	51.68
Options exercised	(141,806)	15.26
Options canceled	(21,551)	68.02
Outstanding at September 30, 2022	890,672	$33.75	7.16	$45,813
Vested and Exercisable at September 30, 2022	626,853	$25.53	6.70	$37,127

As of September 30, 2022, the Company had approximately $4.1 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.69 years.

The fair value of each option granted during the nine months ended September 30, 2022 was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions:

Risk free rate of return (1)	1.69% - 4.02%
Expected share price volatility (2)	39.73% - 42.56%
Expected life in years (3)	5.89 years
Dividend yield (4)	0%

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

The following table summarizes RSU transactions for the nine months ended September 30, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	235,696	$79.33
Granted	97,662	51.51
Released	(43,959)	79.02
Forfeited	(5,929)	77.45
Non vested outstanding at September 30, 2022	283,470	$69.83

As of September 30, 2022, the Company had approximately $16.8 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 3.17 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of September 30, 2022, none of the stock price milestones have been achieved.

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

The following table summarizes PSU transactions for the nine months ended September 30, 2022:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2022	358,401	$36.87
Granted	26,165	50.36
Vested	—	—
Forfeited	(1,463)	80.69
Non vested outstanding at September 30, 2022	383,103	$37.62

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance and market conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2022, the Company had approximately $11.3 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 3.79 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 13,990 shares pursuant to the ESPP during the nine months ended September 30, 2022.

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

The Company purchased 399,198 shares for $23.3 million during the nine months ended September 30, 2022. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2022	2021

	(in thousands)
Beginning Balance	$5,312	$13,246

Other comprehensive income (loss) before reclassification	(60,983)	(6,177)
Federal income tax expense	12,806	1,297
Other comprehensive income (loss) before reclassification, net of tax	(48,177)	(4,880)

Amounts reclassified from AOCI	299	(334)
Federal income tax expense	(63)	70
Amounts reclassified from AOCI, net of tax	236	(264)

Other comprehensive income (loss)	(47,941)	(5,144)
Balance at end of period	$(42,629)	$8,102

7. Underwriting Information

The Company has a single reportable segment and offers primarily property and casualty insurance products. The Company also writes premiums under fronting agreements where it cedes the majority of the premium and risk in exchange for a fronting fee. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting Premiums	$82,232	32.5%	$—	0.0%	$154,232	24.0%	$—	0.0%
Residential Earthquake	59,569	23.5%	50,075	32.9%	159,995	24.9%	128,165	33.3%
Commercial Earthquake	32,647	12.9%	27,433	18.0%	90,894	14.1%	66,052	17.1%
Inland Marine	30,842	12.2%	19,532	12.8%	72,214	11.2%	39,047	10.1%
Casualty	12,888	5.1%	2,868	1.9%	25,697	4.0%	5,504	1.4%
Hawaii Hurricane	9,425	3.7%	8,996	5.9%	24,579	3.8%	22,921	6.0%
Commercial All Risk	9,224	3.6%	6,867	4.5%	41,647	6.5%	30,032	7.8%
Residential Flood	3,871	1.5%	3,228	2.1%	10,448	1.6%	8,377	2.2%
Specialty Homeowners	(94)	(0.0)%	19,881	13.1%	30,082	4.7%	53,018	13.8%
Other	12,524	5.0%	13,452	8.8%	32,963	5.1%	32,151	8.4%
Total Gross Written Premiums	$253,128	100.0%	$152,332	100.0%	$642,751	100.0%	$385,267	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$131,016	51.8%	$72,505	47.6%	$292,865	45.6%	$180,142	46.8%
Texas	26,234	10.4%	19,715	13.0%	71,499	11.1%	48,142	12.5%
Washington	13,573	5.4%	7,180	4.7%	29,391	4.6%	15,931	4.1%
Hawaii	10,998	4.3%	10,342	6.8%	29,729	4.6%	26,312	6.8%
Oregon	7,738	3.1%	3,964	2.6%	16,483	2.6%	9,686	2.5%
Florida	7,445	2.9%	7,203	4.7%	27,216	4.2%	24,958	6.5%
Illinois	4,204	1.7%	2,893	1.9%	13,153	2.1%	8,668	2.3%
New York	3,738	1.5%	618	0.4%	8,401	1.3%	1,273	0.3%
Other	48,182	19.0%	27,912	18.3%	154,014	24.0%	70,155	18.2%
Total Gross Written Premiums	$253,128	100.0%	$152,332	100.0%	$642,751	100.0%	$385,267	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021

	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$136,814	54.0%	$110,875	72.8%	$357,156	55.6%	$285,991	74.2%
PESIC	116,314	46.0%	41,457	27.2%	285,595	44.4%	99,276	25.8%
Total Gross Written Premiums	$253,128	100.0%	$152,332	100.0%	$642,751	100.0%	$385,267	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For both the three months ended September 30, 2022 and 2021, the Company’s tax rate was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

For the nine months ended September 30, 2022, the Company’s tax rate was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the nine months ended September 30, 2021, the Company’s tax rate was lower than the statutory rate due primarily to the tax impact of the permanent component of employee stock option exercises.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021

	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$4,286	$246	$33,411	$29,215
Weighted average common shares outstanding:
Basic	25,209,368	25,388,630	25,258,333	25,473,006
Common Share equivalents	578,257	655,050	550,054	660,658
Diluted	25,787,625	26,043,680	25,808,387	26,133,664

Earnings per share:
Basic	$0.17	$0.01	$1.32	$1.15
Diluted	$0.17	$0.01	$1.29	$1.12

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

As of September 30, 2022, the Company’s catastrophe event retention is $12.5 million for all perils. As of September 30, 2022, the Company’s XOL reinsurance structure provides protection up to $2.08 billion for earthquake events, $900 million for Hawaii hurricane events, and $250 million for continental U.S. hurricane events.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of September 30, 2022, the Company was in compliance with all debt covenants.

As of September 30, 2022 and December 31, 2021, the Company did not have any outstanding borrowings under the Credit Agreement.

FHLB Line of Credit

The Company’s PSIC subsidiary is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership in the FHLB provides PSIC access to collateralized advances, which can be drawn for general corporate purposes and used to enhance liquidity management. All borrowings are fully secured by a pledge of specific investment securities of PSIC and the borrowing capacity is equal to 5% of PSIC’s statutory admitted assets, approximately $26.8M as of September 30, 2022. All advances have a predetermined term and the interest rate varies based on the term of the advance.

As of September 30, 2022, the Company had $26.4 million of borrowings outstanding through the FHLB at the overnight rate of 2.37%. Interest expense on the FHLB Line of Credit was $0.2 million for the three and nine months ended September 30, 2022. There were no borrowings outstanding at December 31, 2021.

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

The results of operations for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2022, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2022.

References to the "Company," "Palomar," "we," "us," and "our" are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide products for select markets that we believe are underserved by other insurance companies, including the market for earthquake insurance. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and non-admitted insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). Each of our insurance company subsidiaries as well as our holding company, Palomar Holdings Inc., carry an “A-“ rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and partnerships with other insurance companies. Due to our participation in lines of business such as earthquake insurance and the fronting market, a significant portion of our gross written premium does not expose us to the risk of attritional losses. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe reduces earnings volatility and provides appropriate levels of protection from catastrophic events. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $535.2 million for the year ended December 31, 2021, which reflects a compound annual growth rate of approximately 64%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 47%.

We seek to continuously grow our underwriting income by developing product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Components of Our Results of Operations

Gross Written Premiums

Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

●	Volume of new business submissions in existing products or partnerships;
●	Binding of new business submissions in existing products or partnerships into policies;
●	Entrance into new partnerships or the offering of new types of insurance products;
●	Exits from existing partnerships or reducing or ceasing to offer existing insurance products;
●	Renewal rates of existing policies; and
●	Average size and premium rate of bound policies.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, many of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

●	The occurrence, frequency, and severity of catastrophe events in the areas where we underwrite policies relating to these perils;
●	The occurrence, frequency, and severity of non-catastrophe attritional losses;
●	The mix of business written by us;
●	The reinsurance agreements we have in place at the time of a loss;
●	The geographic location and characteristics of the policies we underwrite;
●	Changes in the legal or regulatory environment related to the business we write;
●	Trends in legal defense costs;
●	Inflation in housing and construction costs; and
●	Increases in amounts awarded by courts and juries.

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

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, and unrealized gains and losses on equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Results of Operations

Three months ended September 30, 2022 compared to three months ended September 30, 2021

The following table summarizes our results for the three months ended September 30, 2022 and 2021:

	Three months ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$253,128	$152,332	$100,796	66.2%
Ceded written premiums	(161,930)	(58,073)	(103,857)	178.8%
Net written premiums	91,198	94,259	(3,061)	(3.2)%
Net earned premiums	77,942	64,720	13,222	20.4%
Commission and other income	1,362	1,018	344	33.8%
Total underwriting revenue (1)	79,304	65,738	13,566	20.6%
Losses and loss adjustment expenses	30,900	28,475	2,425	8.5%
Acquisition expenses	27,210	26,412	798	3.0%
Other underwriting expenses	17,114	12,652	4,462	35.3%
Underwriting income (loss) (1)	4,080	(1,801)	5,881	NM
Interest expense	(270)	—	(270)	NM
Net investment income	3,744	2,236	1,508	67.4%
Net realized and unrealized losses on investments	(2,356)	(313)	(2,043)	NM
Income before income taxes	5,198	122	5,076	NM
Income tax expense (benefit)	912	(124)	1,036	NM
Net income	$4,286	$246	$4,040	NM
Adjustments:
Expenses associated with transactions	45	—	45	NM
Stock-based compensation expense	3,092	1,525	1,567	102.8%
Amortization of intangibles	313	115	198	172.4%
Tax impact	(376)	(166)	(210)	126.5%
Adjusted net income (1)	$7,360	$1,720	$5,640	NM
Key Financial and Operating Metrics
Annualized return on equity	4.6%	0.3%
Annualized adjusted return on equity (1)	7.9%	1.8%
Loss ratio	39.6%	44.0%
Expense ratio	55.1%	58.8%
Combined ratio	94.8%	102.8%
Adjusted combined ratio (1)	90.3%	100.2%
Diluted earnings per share	$0.17	$0.01
Diluted adjusted earnings per share (1)	$0.29	$0.07
Catastrophe losses	$12,500	$17,487
Catastrophe loss ratio (1)	16.0%	27.0%
Adjusted combined ratio excluding catastrophe losses (1)	74.3%	73.2%
Adjusted underwriting income (loss) (1)	$7,530	$(161)	$7,691	NM
NM - not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $100.8 million, or 66.2% to $253.1 million for the three months ended September 30, 2022 compared to $152.3 million for the three months ended September 30, 2021. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$82,232	32.5%	$—	—%	$82,232	NM
Residential Earthquake	59,569	23.5%	50,075	32.9%	9,494	19.0%
Commercial Earthquake	32,647	12.9%	27,433	18.0%	5,214	19.0%
Inland Marine	30,842	12.2%	19,532	12.8%	11,310	57.9%
Casualty	12,888	5.1%	2,868	1.9%	10,020	NM
Hawaii Hurricane	9,425	3.7%	8,996	5.9%	429	4.8%
Commercial All Risk	9,224	3.6%	6,867	4.5%	2,357	34.3%
Residential Flood	3,871	1.5%	3,228	2.1%	643	19.9%
Specialty Homeowners	(94)	(0.0)%	19,881	13.1%	(19,975)	(100.5)%
Other	12,524	5.0%	13,451	8.8%	(927)	(6.9)%
Total Gross Written Premiums	$253,128	100.0%	$152,331	100.0%	$100,797	66.2%
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

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$136,814	54.0%	$110,875	72.8%	$25,939	23.4%
PESIC	116,314	46.0%	41,457	27.2%	74,857	180.6%
Total Gross Written Premiums	$253,128	100.0%	$152,332	100.0%	$100,796	66.2%

Ceded Written Premiums

Ceded written premiums increased $103.9 million, or 178.8%, to $161.9 million for the three months ended September 30, 2022 from $58.1 million for the three months ended September 30, 2021. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure.

During the three months ended September 30, 2022, our XOL reinsurance expense was impacted by Hurricane Ian. Catastrophe losses from Ian caused us to utilize certain layers of our XOL program and incur approximately $1.3 million of expense associated with the acceleration of XOL expense and reinstatement of our reinsurance program. We expect to incur an additional $1.8 million of ceded premium to be recognized ratably from October 1, 2022 to May 31, 2023.

Ceded written premiums as a percentage of gross written premiums increased to 64.0% for the three months ended September 30, 2022 from 38.1% for the three months ended September 30, 2021. This increase was primarily due to increased fronting and quota share cessions as previously described.

Net Written Premiums

Net written premiums decreased $3.1 million, or 3.2%, to $91.2 million for the three months ended September 30, 2022 from $94.3 million for the three months ended September 30, 2021. The decrease was due to higher XOL expense due to growth in exposure and growth in lines of business subject to a quota share, such as Inland Marine, Casualty and Commercial Earthquake. In addition, ceding increased due to the conversion of our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022.

Net Earned Premiums

Net earned premiums increased $13.2 million, or 20.4%, to $77.9 million for the three months ended September 30, 2022 from $64.7 million for the three months ended September 30, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$186,938	$117,276	$69,662	59.4%
Ceded earned premiums	(108,996)	(52,556)	(56,440)	107.4%
Net earned premiums	$77,942	$64,720	$13,222	20.4%

Net earned premium ratio	41.7%	55.2%

Commission and Other Income

Commission and other income increased $0.3 million to $1.3 million for the three months ended September 30, 2022 from $1.0 million for the three months ended September 30, 2021. The balance increased due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $2.4 million, or 8.5% to $30.9 million for the three months ended September 30, 2022 from $28.5 million for the three months ended September 30, 2021. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$12,500	$17,487	$(4,987)	(28.5)%
Non-catastrophe losses	18,400	10,988	7,412	67.5%
Total losses and loss adjustment expenses	$30,900	$28,475	$2,425	8.5%

Our catastrophe loss ratio was 16.0% during the three months ended September 30, 2022. Catastrophe losses were related to losses from Hurricane Ian which primarily impacted our Commercial All Risk line of business.

Our catastrophe loss ratio was 27.0% during the three months ended September 30, 2021. Catastrophe losses included losses from Hurricanes Ida and Nicholas which impacted our Commercial All Risk and Specialty Homeowners lines of business and a single loss from an excess liability indemnity policy covered by PESIC.

Our non-catastrophe loss ratio was 23.6% for the three months ended September 30, 2022 compared to 17.0% during the three months ended September 30, 2021. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $0.8 million, or 3.0%, to $27.2 million for the three months ended September 30, 2022 from $26.4 million for the three months ended September 30, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 14.6% for the three months ended September 30, 2022 compared to 22.5% for the three months ended September 30, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $4.5 million, or 35.3%, to $17.1 million for the three months ended September 30, 2022 from $12.6 million for the three months ended September 30, 2021. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 9.2% for the three months ended September 30, 2022 compared to 10.8% for the three months ended September 30, 2021. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 7.3% for the three months ended September 30, 2022 compared to 9.4% for the three months ended September 30, 2021. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $1.5 million, or 67.4%, to $3.7 million for the three months ended September 30, 2022 from $2.2 million for the three months ended September 30, 2021. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2022 and higher yields on invested assets.

The Company incurred $2.4 million of net realized and unrealized losses on investments for the three months ended September 30, 2022 compared to $0.3 million of net realized and unrealized losses for the three months ended September 30, 2021 due to higher unrealized losses on our equity securities during the period ended September 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$3,688	$2,254	$1,434	63.6%
Dividend income	178	104	74	71.2%
Investment management fees and expenses	(122)	(122)	—	—%
Net investment income	3,744	2,236	1,508	67.4%
Net realized and unrealized gains (losses) on investments	(2,356)	(313)	(2,043)	NM
Total	$1,388	$1,923	$(535)	(27.8)%
NM- not meaningful

Income Tax Expense

Income tax expense increased $1.0 million to $0.9 million of expense for the three months ended September 30, 2022 from a benefit of $0.1 million for the three months ended September 30, 2021 due to higher pre-tax income for the period ended September 30, 2022. During the three months ended September 30, 2022, our income tax rate of 17.5% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. During the three months ended September 30, 2021, our income tax rate of negative 101.6% differed from the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. The tax rate was also impacted by the Company’s pre-tax income being close to break-even.

Results of Operations

Nine months ended September 30, 2022 compared to nine months ended September 30, 2021

The following table summarizes our results for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$642,751	$385,267	$257,484	66.8%
Ceded written premiums	(374,109)	(153,005)	(221,104)	144.5%
Net written premiums	268,642	232,262	36,380	15.7%
Net earned premiums	234,239	165,988	68,251	41.1%
Commission and other income	3,129	2,735	394	14.4%
Total underwriting revenue (1)	237,368	168,723	68,645	40.7%
Losses and loss adjustment expenses	60,251	31,288	28,963	92.6%
Acquisition expenses	83,928	68,150	15,778	23.2%
Other underwriting expenses	51,233	39,438	11,795	29.9%
Underwriting income (1)	41,956	29,847	12,109	40.6%
Interest expense	(475)	—	(475)	NM
Net investment income	9,462	6,649	2,813	42.3%
Net realized and unrealized losses on investments	(8,369)	(752)	(7,617)	NM
Income before income taxes	42,574	35,744	6,830	19.1%
Income tax expense	9,163	6,529	2,634	40.3%
Net income	$33,411	$29,215	$4,196	14.4%
Adjustments:
Expenses associated with transactions	130	411	(281)	(68.4)%
Stock-based compensation expense	8,556	3,370	5,186	153.9%
Amortization of intangibles	942	704	238	33.8%
Expenses associated with catastrophe bond, net of rebate	1,992	1,698	294	17.3%
Tax impact	(1,395)	(1,156)	(239)	20.7%
Adjusted net income (1)	$43,636	$34,242	$9,394	27.4%
Key Financial and Operating Metrics
Annualized return on equity	11.7%	10.5%
Annualized adjusted return on equity (1)	15.3%	12.3%
Loss ratio	25.7%	18.8%
Expense ratio	56.4%	63.2%
Combined ratio	82.1%	82.0%
Adjusted combined ratio (1)	77.1%	78.3%
Diluted earnings per share	$1.29	$1.12
Diluted adjusted earnings per share (1)	$1.69	$1.31
Catastrophe losses	$13,529	$6,719
Catastrophe loss ratio (1)	5.8%	4.0%
Adjusted combined ratio excluding catastrophe losses (1)	71.4%	74.2%
Adjusted underwriting income (1)	$53,576	$36,030	$17,546	48.7%
NM- not meaningful
(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $257.5 million, or 66.8% to $642.8 million for the nine months ended September 30, 2022 compared to $385.3 million for the nine months ended September 30, 2021. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2022		2021

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Residential Earthquake	$159,995	24.9%	$128,165	33.3%	$31,830	24.8%
Fronting Premiums	154,232	24.0%	—	0.0%	154,232	NM
Commercial Earthquake	90,894	14.1%	66,052	17.1%	24,842	37.6%
Inland Marine	72,214	11.2%	39,047	10.1%	33,167	84.9%
Commercial All Risk	41,647	6.5%	30,032	7.8%	11,615	38.7%
Specialty Homeowners	30,082	4.7%	53,018	13.8%	(22,936)	(43.3)%
Casualty	25,697	4.0%	5,504	1.4%	20,193	366.9%
Hawaii Hurricane	24,579	3.8%	22,921	6.0%	1,658	7.2%
Residential Flood	10,448	1.6%	8,377	2.2%	2,071	24.7%
Other	32,963	5.1%	32,151	8.4%	812	2.5%
Total Gross Written Premiums	$642,751	100.0%	$385,267	100.0%	$257,484	66.8%
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

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2022		2021

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$357,156	55.6%	$285,991	74.2%	$71,165	24.9%
PESIC	285,595	44.4%	99,276	25.8%	186,319	187.7%
Total Gross Written Premiums	$642,751	100.0%	$385,267	100.0%	$257,484	66.8%

Ceded Written Premiums

Ceded written premiums increased $221.1 million, or 144.5%, to $374.1 million for the nine months ended September 30, 2022 from $153.0 million for the nine months ended September 30, 2021. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure.

During the nine months ended September 30, 2022, our XOL reinsurance expense was impacted by Hurricane Ian. Catastrophe losses from Ian caused us to utilize certain layers of our XOL program and incur approximately $1.3 million of expense associated with the reinstatement of our reinsurance program. We expect to incur an additional $1.8 million of ceded premium to be recognized ratably from October 1, 2022 to May 31, 2023.

During the nine months ended September 30, 2021, our XOL reinsurance expense was impacted by Winter Storm Uri (“Uri”). Catastrophe losses from Uri caused us to utilize certain layers of our XOL program causing us to incur approximately $7.9 million of expense associated with the reinstatement of our reinsurance program.

Ceded written premiums as a percentage of gross written premiums increased to 58.2% for the nine months ended September 30, 2022 from 39.7% for the nine months ended September 30, 2021. This increase was primarily due to increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $36.4 million, or 15.7%, to $268.6 million for the nine months ended September 30, 2022 from $232.3 million for the nine months ended September 30, 2021. The increase was primarily due to an increase in gross written premiums, primarily in our Residential Earthquake and Inland Marine lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $68.3 million, or 41.1%, to $234.2 million for the nine months ended September 30, 2022 from $166.0 million for the nine months ended September 30, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Nine Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$484,005	$311,088	$172,917	55.6%
Ceded earned premiums	(249,766)	(145,100)	(104,666)	72.1%
Net earned premiums	$234,239	$165,988	$68,251	41.1%

Net earned premium ratio	48.4%	53.4%

Commission and Other Income

Commission and other income increased by $0.4 million, or 14.4%, to $3.1 million for the nine months ended September 30, 2022, from $2.7 million for the nine months ended September 30, 2021. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $29.0 million, or 92.6%, to $60.3 million for the nine months ended September 30, 2022 from $31.3 million for the nine months ended September 30, 2021. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$13,529	$6,719	$6,810	101.4%
Non-catastrophe losses	46,722	24,569	22,153	90.2%
Total losses and loss adjustment expenses	$60,251	$31,288	$28,963	92.6%

Our catastrophe loss ratio was 5.8% during the nine months ended September 30, 2022. Catastrophe losses were primarily related to losses from Hurricane Ian which primarily impacted our Commercial All Risk line of business.

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

Our non-catastrophe loss ratio was 19.9% for the nine months ended September 30, 2022 compared to 14.8% during the nine months ended September 30, 2021. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk and Inland Marine.

Acquisition Expenses

Acquisition expenses increased $15.8 million, or 23.2%, to $83.9 million for the nine months ended September 30, 2022 from $68.1 million for the nine months ended September 30, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 17.3% for the nine months ended September 30, 2022 compared to 21.9% for the nine months ended September 30, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $11.8 million, or 29.9%, to $51.2 million for the nine months ended September 30, 2022 from $39.4 million for the nine months ended September 30, 2021. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 10.6% for the nine months ended September 30, 2022 compared to 12.7% for the nine months ended September 30, 2021. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 8.2% for the nine months ended September 30, 2022 compared to 10.7% for the nine months ended September 30, 2021. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.8 million, or 42.3%, to $9.5 million for the nine months ended September 30, 2022 from $6.6 million for the nine months ended September 30, 2021. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2022 and higher yields on invested assets.

The Company incurred $8.4 million of net realized and unrealized losses on investments for the nine months ended September 30, 2022 compared to $0.8 million of net realized and unrealized losses for the nine months ended September 30, 2021 due to higher unrealized losses on our equity securities during the period ended September 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$9,328	$6,755	$2,573	38.1%
Dividend income	518	261	257	98.5%
Investment management fees and expenses	(384)	(367)	(17)	4.6%
Net investment income	9,462	6,649	2,813	42.3%
Net realized and unrealized gains (losses) on investments	(8,369)	(752)	(7,617)	NM
Total	$1,093	$5,897	$(4,804)	(81.5)%

Income Tax Expense

Income tax expense increased $2.6 million or 40.3% to $9.2 million for the nine months ended September 30, 2022 from $6.5 million for the nine months ended September 30, 2021 due to higher pre-tax income and a higher effective tax rate during the nine months ended September 30, 2022. During the nine months ended September 30, 2022, our income tax rate of 21.5% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the nine months ended September 30, 2021, our income tax rate of 18.3% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Total revenue	$80,692	$67,661	$238,461	$174,620
Net investment income	(3,744)	(2,236)	(9,462)	(6,649)
Net realized and unrealized (gains) losses on investments	2,356	313	8,369	752
Underwriting revenue	$79,304	$65,738	$237,368	$168,723

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Income before income taxes	$5,198	$122	$42,574	$35,744
Net investment income	(3,744)	(2,236)	(9,462)	(6,649)
Net realized and unrealized (gains) losses on investments	2,356	313	8,369	752
Interest expense	270	—	475	—
Underwriting income	$4,080	$(1,801)	$41,956	$29,847
Expenses associated with transactions	45	—	130	411
Stock-based compensation expense	3,092	1,525	8,556	3,370
Amortization of intangibles	313	115	942	704
Expenses associated with catastrophe bond, net of rebate	—	—	1,992	1,698
Adjusted underwriting income	$7,530	$(161)	$53,576	$36,030

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands)		(in thousands)
Net income	$4,286	$246	$33,411	$29,215
Adjustments:
Expenses associated with transactions	45	—	130	411
Stock-based compensation expense	3,092	1,525	8,556	3,370
Amortization of intangibles	313	115	942	704
Expenses associated with catastrophe bond, net of rebate	—	—	1,992	1,698
Tax impact	(376)	(166)	(1,395)	(1,156)
Adjusted net income	$7,360	$1,720	$43,636	$34,242

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)

Annualized adjusted net income	$29,441	$6,880	$58,181	$45,656
Average stockholders' equity	$372,955	$377,260	$381,007	$370,745
Annualized adjusted return on equity	7.9%	1.8%	15.3%	12.3%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$73,862	$66,521	$192,283	$136,141
Denominator: Net earned premiums	$77,942	$64,720	$234,239	$165,988
Combined ratio	94.8%	102.8%	82.1%	82.0%
Adjustments to numerator:
Expenses associated with transactions	$(45)	$—	$(130)	$(411)
Stock-based compensation expense	(3,092)	(1,525)	(8,556)	(3,370)
Amortization of intangibles	(313)	(115)	(942)	(704)
Expenses associated with catastrophe bond, net of rebate	—	—	(1,992)	(1,698)
Adjusted combined ratio	90.3%	100.2%	77.1%	78.3%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$7,360	$1,720	$43,636	$34,242
Weighted-average common shares outstanding, diluted	25,787,625	26,043,680	25,808,387	26,133,664
Diluted adjusted earnings per share	$0.29	$0.07	$1.69	$1.31

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$30,900	$28,475	$60,251	$31,288
Denominator: Net earned premiums	$77,942	$64,720	$234,239	$165,988
Loss ratio	39.6%	44.0%	25.7%	18.8%

Numerator: Catastrophe losses	$12,500	$17,487	$13,529	$6,719
Denominator: Net earned premiums	$77,942	$64,720	$234,239	$165,988
Catastrophe loss ratio	16.0%	27.0%	5.8%	4.0%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$73,862	$66,521	$192,283	$136,141
Denominator: Net earned premiums	$77,942	$64,720	$234,239	$165,988
Combined ratio	94.8%	102.8%	82.1%	82.0%
Adjustments to numerator:
Expenses associated with transactions	$(45)	$—	$(130)	$(411)
Stock-based compensation expense	(3,092)	(1,525)	(8,556)	(3,370)
Amortization of intangibles	(313)	(115)	(942)	(704)
Expenses associated with catastrophe bond, net of rebate	—	—	(1,992)	(1,698)
Catastrophe losses	(12,500)	(17,487)	(13,529)	(6,719)
Adjusted combined ratio excluding catastrophe losses	74.3%	73.2%	71.4%	74.2%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2022	2021

	(in thousands)
Stockholders' equity	$367,845	$394,169
Intangible assets	(8,575)	(9,501)
Tangible stockholders' equity	$359,270	$384,668

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

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine months ended
	September 30,
	2022	2021

	($ in thousands)
Cash provided by (used in):
Operating activities	$94,544	$37,030
Investing activities	(121,422)	(15,805)
Financing activities	6,051	(13,377)
Change in cash, cash equivalents, and restricted cash	$(20,827)	$7,848

Our cash flow from operating activities was positive during the nine months ended September 30, 2022 and 2021 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the nine months ended September 30, 2022 and 2021 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash provided by financing activities for nine months ended September 30, 2022 was related to $26.4 million in borrowings from our FHLB line of credit, the receipt of $2.2 million in proceeds from stock option exercises and the receipt of $0.8 million in proceeds from our employee stock purchase plan, offset by the repurchase of $23.3 million of our common stock. Cash used in financing activities for nine months ended September 30, 2021 was related to the repurchase of $15.8 million of our common stock offset by the receipt of $1.8 million from the issuance of common stock via stock option exercises and the receipt of $0.7 million in proceeds related to the issuance of common stock via our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $541.8 million in cash and investment securities available at September 30, 2022. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 399,198 shares for $23.3 million under this program during the nine months ended September 30, 2022 and $76.7 million remains available for future repurchases.

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

As of September 30, 2022, we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

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

As of September 30, 2022, the Company had $26.4 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At September 30, 2022 total stockholders’ equity was $367.8 million and tangible stockholders’ equity was $359.3 million, compared to total stockholders’ equity of $394.2 million and tangible stockholders’ equity of $384.7 million as of December 31, 2021. Stockholder’s equity decreased primarily due to unrealized losses on fixed maturity securities and repurchases of shares of our common stock and was partially offset by the net income we earned for the period and activity related to stock-based compensation.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2022, the majority of our investment portfolio, or $476.8 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $35.5 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $29.5 million at September 30, 2022. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.03 and 3.99 years and an average rating of “A1/A+” and “A1/A” at September 30, 2022 and December 31, 2021, respectively. Our fixed income investment portfolio had a book yield of 2.83% as of September 30, 2022, compared to 2.23% as of December 31, 2021.

At September 30, 2022 and December 31, 2021 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2022	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$52,021	$49,598	10.6%
States, territories, and possessions	7,671	6,713	1.4%
Political subdivisions	4,922	4,245	0.9%
Special revenue excluding mortgage/asset-backed securities	42,409	36,075	7.6%
Corporate and other	269,308	240,420	50.2%
Mortgage/asset-backed securities	154,661	139,743	29.3%
Total available-for-sale investments	$530,992	$476,794	100.0%

	Amortized	Fair	% of Total
December 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,713	$16,870	3.9%
States, territories, and possessions	3,789	4,014	0.9%
Political subdivisions	6,295	6,380	1.5%
Special revenue excluding mortgage/asset-backed securities	43,301	44,498	10.3%
Corporate and other	245,064	249,046	57.5%
Mortgage/asset-backed securities	110,960	111,874	25.9%
Total available-for-sale investments	$426,122	$432,682	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2022 and December 31, 2021:

	Estimated	% of
September 30, 2022	Fair Value	Total

	($ in thousands)
Rating
AAA	$163,919	34.4%
AA	56,551	11.9%
A	155,199	32.6%
BBB	92,061	19.3%
BB	8,738	1.8%
B	277	0.1%
CCC & Below	49	0.0%
	$476,794	100.0%

	Estimated	% of
December 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$97,209	22.5%
AA	65,308	15.1%
A	165,770	38.3%
BBB	93,051	21.5%
BB	11,057	2.5%
B	268	0.1%
CCC & Below	125	—%
	$432,788	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2022 were as follows:

	Amortized	Fair	% of Total
September 30, 2022	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$37,321	$36,730	7.7%
Due after one year through five years	177,989	165,172	34.7%
Due after five years through ten years	128,378	109,641	23.0%
Due after ten years	32,643	25,508	5.3%
Mortgage and asset-backed securities	154,661	139,743	29.3%
	$530,992	$476,794	100.0%

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

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.08 billion for earthquake events, $900 million for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 78.8% rated “A−” or better. At September 30, 2022, 1.9% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	We and our customers could be negatively and adversely impacted by the COVID-19 Pandemic (“The Pandemic”), which may result in a decline in demand for our products, a decrease in underwriting income and a decrease in the value of our investment portfolio;
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
●	Our loss reserves are established based on estimates and may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition;
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	A decline in our financial strength rating may adversely affect the amount of business we write;
●	In the event that the reinsurance we purchase is inadequate or a reinsurer is unable or unwilling to make timely payments, our operating results and liquidity would be adversely impacted;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;

●	The potential loss of one or more key executives or an inability to attract and retain qualified personnel could adversely affect our results of operations;
●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, and Fronting products. Two program administrators account for a significant portion of our premiums and such relationships may not continue;
●	There is intense competition for business in our industry;
●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	Any failure to protect our intellectual property rights could impair our ability to protect our intellectual property, proprietary technology platform and brand, or we may be sued by third parties for alleged infringement of their proprietary rights;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and
●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due to higher material and labor costs, increases in concentrations of insured property, the effects of inflation, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. We experienced significant catastrophe losses including hurricane related losses during the third and fourth quarters of 2020 and third quarters of 2021 and 2022. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.08 billion for earthquake events, $900 million for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best requirement. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

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

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Our current reinsurance program is designed to limit our risk retention to $12.5 million of risk per earthquake or wind event and provide coverage up to $2.08 billion for earthquake events, $900 million for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, subject to customary exclusions. However, particularly in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims. For example, the Pandemic has put financial pressure on the insurance market due to several factors, including the inability of customers to pay premiums and increased claims for business interruption. Increased claim demands for business interruption has put substantial financial pressure on the insurance and reinsurance market which may lead to court action and impact the ability of insurers and reinsurers to satisfy the liability under their policies.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2022, we had $177.0 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

Our loss reserves are established based on estimates and may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition

The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We seek to establish adequate reserves; however, our ultimate liability may be greater than our estimate.

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

We are subject to uncertainties which impact the adequacy of our reserves. For example, when we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise in years after a policy has lapsed. In addition, catastrophe events often involve a significant number of claims and ultimate cost of settling all claims is inherently difficult to predict upon the event’s occurrence.

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

If our loss reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period where the inadequacy is identified. Material increases to our reserves may impact our liquidity, our financial rating, and our ability to comply with debt covenants.

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in our 2021 Annual Report on Form 10-K.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of September 30, 2022, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 46% and 12% of our gross written premiums, respectively, for the year ended December 31, 2021 and 46% and 11% for the nine months ended September 30, 2022. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, and Fronting products through longstanding relationships with two program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. These products accounted for $266.2 million or 50% of our gross written premiums for the year ended December 31, 2021, with $10.3 million or 2% of the total attributable to fronting premiums. These products accounted for $311.8 million or 48.5% of our gross written premiums for the nine months ended September 30, 2022, with $104.3 million or 16% of the total attributable to fronting premiums.

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

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we regularly meet and communicate with our brokers, monitor broker behavior, and review broker financial information on an as-needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline, and our financial condition and results of operations could be materially and adversely affected.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $35.5 million as of September 30, 2022.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 34 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.1 million in 2021 and $0.2 million for the nine months ended September 30, 2022. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments are generally covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 399,198 shares for $23.3 million under this program during the nine months ended September 30, 2022 and $76.7 million remains available for future repurchases.

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

Palomar Holdings, Inc.

Date: November 3, 2022	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 3, 2022	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)