Form 10-K
period 2022-12-31
Palomar Holdings, Inc.
filed 2023-03-01
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐    No ☒

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2022 was approximately $1,564,110,299

Number of shares of the registrant’s common shares outstanding at February 27, 2023: 24,983,441

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2023 annual meeting of stockholders (the "2022 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2023 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and E&S insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). Each of our insurance company subsidiaries carries an “A-” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $881.9 million for the year ended December 31, 2022, which reflects a compound annual growth rate of approximately 64%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 41%.

We seek to continuously grow our income by developing product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Since 2021, we have introduced several new products including General Casualty, Fronting, Excess Liability, and Excess Property to diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

Our Business

Our management team founded our company to address unmet needs that we perceived to exist in certain specialty insurance markets. These markets have primarily been served by either large generalist insurance companies and state-managed entities applying “one-size-fits-all” pricing and policy forms across broad geographies. We sell both admitted and surplus lines products. Our admitted products feature rates and policy forms approved by state insurance departments and are backed by state guaranty funds, providing a further level of security to policyholders. We believe that for our personal lines products, both our customers and distribution partners prefer the ease of use and security of admitted products with flexible coverages. We write surplus lines policies primarily for our commercial business. As the E&S market does not involve the same level of regulation and required approvals as the admitted market, our surplus lines products enable us to react quickly to changing market conditions.

We believe that we can generate superior risk-adjusted returns through underwriting which better reflects our customers’ underlying risk by applying a more granular approach to pricing than what is typically offered by standard carriers. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to be the 4th largest earthquake insurer in the state of California and the 5th largest earthquake insurer in the United States. We continue to experience growth and profitability across our other lines of business.

Our primary lines of business include: Residential and Commercial Earthquake, Fronting, and Inland Marine. We seek to write a diverse mix of business by loss exposure, customer type and geography to capitalize on market opportunities, mitigate the potential impact of any single catastrophe event, and reduce our cost of reinsurance.

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk-adjusted returns. Notable recent examples of our commitment to developing new products include the expansion of our Casualty and Fronting operations during 2022. We believe these markets complement our existing product offerings and offer significant growth opportunity across both the admitted and E&S markets.

We seek to have a diversified business mix, anchored by our core earthquake offerings and we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all our premiums were related to earthquake insurance. For the year ended December 31, 2022, 39% of our gross written premiums were related to earthquake insurance and non-earthquake related premiums grew 96% while earthquake related premiums grew 32% versus the prior year.

Our admitted insurance subsidiary, PSIC, is licensed in 37 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. California represents our largest current exposure with 47% of our gross written premiums for the year ended December 31, 2022. Our business strategy involves continuing to grow our core earthquake insurance business while also diversifying our book of business into uncorrelated products such as Casualty and Fronting and extending the reach of heritage lines of business such as Inland Marine. The following charts illustrate our business mix by product, residential versus commercial markets, state, and entity for the year ended December 31, 2022:

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write, and we ensure that the risk characteristics of business assumed through our channel partnerships or written by program administrator partners are consistent with our underwriting of direct business. Our systems enable us to underwrite all of our personal lines business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. With our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. Because the data we collect through our underwriting process is highly granular, we can utilize detailed portfolio analytics to actively manage aggregation of policies and to ensure an appropriate dispersion of risks across our full portfolio. Similarly, our casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial review, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can better serve these markets than our competitors. Furthermore, we can expand our markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown to become the 4th largest earthquake insurer in California and the 5th largest earthquake insurer in the United States. In markets with similar characteristics, we are experiencing growth and profitability across our other lines of business. We believe that our focus on addressing the needs of underserved specialty markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers flexible features that are not typical of standard products in our markets. By offering our customers the ability to manage pricing, coverage options, and deductibles, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our admitted products have been approved by individual state regulators and have been supported by proprietary pricing models since inception, we believe that these products are not easily replicable, particularly by existing carriers who would face the burden of gathering data, building new models, and revising existing rates and policy forms with regulators.

Product offerings in both the admitted and E&S markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 37 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents prefer the sale of admitted products. We offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having E&S offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

Analytically driven, disciplined and scalable underwriting. Our underwriting approach combines decades of specialized underwriting experience of our management team with sophisticated, customized modeling tools we have developed that utilize extensive geospatial and actuarial data across all our lines of business. Our proprietary models enable automated pricing of risks at the geocode or ZIP code level, in contrast to our competitors who we believe use less granular analytics and more manual underwriting processes. For example, our Residential Flood products underwrite risks at the distinct address level compared to broader pricing zones employed by alternative product offerings in the market. Our analytical pricing framework is embedded in all facets of our business and is incorporated into our filings, pricing, underwriting and risk management. We believe that our analytically-driven underwriting approach has been the foundation of our ability to generate attractive risk-adjusted underwriting margins.

Multi-channel distribution model. Our open architecture distribution framework allows us to attract and underwrite business from multiple channels. We work with a wide variety of retail agents, program administrators, and wholesale brokers. We serve over 25 insurance companies as a specialty partner either by issuing companion policies or providing reinsurance for their in-force risks that fit our strict underwriting parameters. The breadth and flexibility of our distribution model allows us to generate premium from many different parts of the insurance ecosystem and to rapidly take advantage of changing market conditions.

Sophisticated and conservative risk transfer program. Our risk transfer program utilizes excess of loss, quota share and property per risk coverages for both our property and casualty products. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. Our current reinsurance program is designed to limit our net loss before tax from a single event to $12.5 million, equivalent to approximately 3.2% of our total stockholders’ equity as of December 31, 2022. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time. In addition to the magnitude of coverage, we believe our reinsurance program provides us with significant protection and stability during potential periods of multiple severe catastrophes or market volatility due to our use of aggregate reinsurance protection as well as features such as prepaid reinstatements and expanded coverage windows for catastrophe events and our diverse panel of more than 100 highly rated reinsurers and capital markets investors. Further, we buy program specific quota share reinsurance coverage for certain lines of business to mitigate the impact of attritional losses on underwriting results. In our quota share agreements, we cede a portion of our premium for lines of business subject to attritional losses to reinsurers and, in return, we also cede a proportionate amount of losses and receive ceding commissions from the reinsurers.

Emphasis on the use of technology and analytics across our business. We have built a proprietary operating platform that employs best practices derived from our management team’s extensive prior experience. Our technology platform is not burdened by outdated technology and processes which may be utilized by older insurance companies. In building our platform, we have emphasized automated processes that use granular data and analytics consistently across all aspects of our business. Our internally developed Palomar Automated Submission System (“PASS”) acts as our interface with retail agents and wholesale brokers. PASS serves as the conduit to our policy administration system that integrates policy issuance, underwriting, billing and portfolio analytics. Our platform enables us to rapidly quote and bind policies via automated processing, and also to run detailed risk-management analytics for internal and external constituents including distribution partners, carrier partners and reinsurers. We believe that this real-time access to data and analytics provides us with an advantage in distributing our products, managing our risk, and purchasing reinsurance.

Entrepreneurial and highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our management team members such as Mr. Armstrong, Jon Christianson, our President, Jon Knutzen, our Chief Risk Officer, and Chris Uchida, our Chief Financial Officer, have a long history of working together. For example, while at Arrowhead, Mac Armstrong worked closely with Chris Uchida, who served as Executive Vice President and Chief Accounting Officer of Arrowhead. As owners of approximately 2.8% of our outstanding common stock as of December 31, 2022, we believe our management team has closely aligned interests with our stockholders. In addition, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from their prior roles working in insurance and financial services companies.

Our Strategy

We believe that our approach will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We compete in the United States property and casualty market that represented nearly $800 billion in total written premiums during 2021. By comparison, we generated $881.9 million of gross written premiums for the year ended December 31, 2022. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage. We continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit through expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2022 and 2021, our return on equity (“ROE”) was 13.4% and 12.1%, and our adjusted ROE was 18.3% and 13.8%, respectively. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

Maintain a diversified book of business. We currently write a book of specialty insurance that is diversified by underlying loss exposure, customer type and geography. Our major product lines and exposures are uncorrelated, such that events contributing to a loss in one line of business are unlikely to generate material losses in our other lines of business. The diversification of our book of business improves our risk-adjusted returns, insulates us from swings in any single insurance or reinsurance market, and allows us to capitalize on market shifts opportunistically. As we grow, we intend to maintain a diversified book of business and continually capitalize on these advantages.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income by underwriting on behalf of other insurance companies and through the use of quota share reinsurance treaties whereby third-party reinsurers pay us a ceding commission in order to access attractive pools of risk. Our fronting business offers an additional source of fee income that we earn from program administrators and reinsurers seeking to access our licensed insurance companies. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk-adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business and supports our ability to meet obligations to our policyholders and other constituents, and generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to provide protection against severe or frequent catastrophe losses. Our goal is to protect our earnings by constructing a reinsurance program that mitigates losses and ensures profitability in spite of potential shock losses or catastrophic activity. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants to maximize our risk-adjusted returns.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to using technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point of sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, embeds us within their systems, and facilitates real-time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third-party technology assets, which deepen our competitive advantage, strengthen our operations, and improve our returns.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we (i) implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 37 states as of December 31, 2022. PSIC was formed in February 2014. In

August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd.(“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance support exclusively to PSIC and PESIC. In August 2015, we incorporated Prospect General Insurance Agency, Inc., now known as Palomar Insurance Agency, Inc., (“PIA”), to underwrite specialty insurance products on behalf of third-party insurance companies. During 2020, we received regulatory approval for and capitalized PESIC. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across all our existing lines of business.

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

Our primary insurance products include Residential and Commercial Earthquake, Fronting, and Inland Marine. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Although our largest exposure remains in the state of California, we have expanded across the United States. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 37 total states. The following table shows gross written premium (“GWP”) by state for the years ended December 31, 2022, 2021 and 2020.

	Year Ended December 31,
	2022		2021		2020

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$418,809	47.5%	$244,416	45.6%	$172,765	48.8%
Texas	90,459	10.3%	62,893	11.8%	67,974	19.2%
Washington	41,827	4.7%	23,608	4.4%	14,328	4.0%
Hawaii	40,157	4.5%	34,993	6.5%	16,398	4.6%
Florida	38,715	4.4%	27,386	5.1%	5,795	1.7%
Oregon	24,108	2.7%	13,677	2.6%	10,038	2.8%
Illinois	17,368	2.0%	12,133	2.3%	6,133	1.7%
North Carolina	12,776	1.5%	15,271	2.9%	11,143	3.1%
Other	197,649	22.4%	100,798	18.8%	49,786	14.1%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$354,360	100.0%

We believe that maintaining a balanced book of personal and commercial lines business is beneficial. For example, while our Residential Earthquake products experience higher premium retention rates, our Commercial Earthquake products provide more flexibility on pricing, which enables us to increase premium rates more quickly when market conditions accommodate price increases. For the year ended December 31, 2022, 37% of our gross written premium consisted of personal lines business and 63% of gross written premium consisted of commercial lines business, compared to 54% personal lines business and 46% commercial lines business during the year ended December 31, 2021. The following table shows gross written premium by product line for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022		2021		2020

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting	$223,249	25.3%	$11,459	2.2%	$—	NM
Residential Earthquake	213,803	24.2%	171,048	32.0%	140,934	39.8%
Commercial Earthquake	131,677	14.9%	90,552	16.9%	58,890	16.6%
Inland Marine	105,068	11.9%	57,124	10.7%	15,423	4.3%
Commercial All Risk	51,671	5.9%	38,640	7.2%	53,933	15.2%
Casualty	35,791	4.1%	9,584	1.9%	—	NM
Hawaii Hurricane	32,967	3.7%	30,298	5.6%	13,824	3.9%
Specialty Homeowners	29,959	3.4%	67,894	12.7%	49,849	14.1%
Residential Flood	14,539	1.7%	11,652	2.2%	8,176	2.3%
Other	43,144	4.9%	46,924	8.6%	13,331	3.8%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$341,029	100.0%
NM-Not Meaningful

Residential Earthquake

We offer Residential Earthquake products in 37 states on an admitted basis and nationwide on an E&S basis. Our products insure against damage to the home, contents and any appurtenant structures, and reimburse for temporary housing costs in the event of an earthquake. We design our products to provide agents and policyholders with coverage flexibility, including a full range of deductible options and the ability to tailor limits to a customer’s individual preferences. We aim to sell our products to buyers who may not have previously purchased earthquake coverage. We believe that our pricing model is a distinctive feature of our product offering. Using data from industry-leading catastrophe models we can evaluate and accurately price exposures at the ZIP code or geocode level based on characteristics particular to the risk. For example, we believe competing earthquake insurance products in California are commonly based on broad territorial pricing zones that do not consider regional differences in soil types, liquefaction potential and include little price differentiation between risks with varying proximity to known faults. Our ability to divide geographies into highly resolute grids, or ZIP codes, and price according to more detailed information relating to the exposure allows us to obtain a more appropriate rate for the risk, and often allows us to offer rate relief, particularly in low risk areas that historically have low earthquake insurance penetration. We write policy limits up to $15 million; all policies involve automated underwriting and lower limit policies are issued via automated processing. During the year ended December 31, 2022 and 2021, our Residential Earthquake products had a premium retention rate of approximately 91%.

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

Fronting

Our Fronting business offers both admitted and E&S products to reinsurers, insurance carriers and managing general agents to enable the design and operation of customized insurance programs. We issue insurance policies for other insurance companies which may not have the licensure, product suite or rating to serve their desired markets, or for programs supported by reinsurance or alternative capital providers. In addition, we enter fronting arrangements with program administrators that require a broadly licensed, highly rated carrier to conduct their business in certain states.

Inland Marine

Our Inland Marine products include Builder’s Risk, Contractor’s Equipment, Mobile Equipment, Motor Truck Cargo, Miscellaneous Floaters, Installation Floaters, and Special Property Floaters. We write our Inland Marine products on an admitted and on an E&S basis directly and through program administrators. Policy limits vary by product, however, our E&S offerings are designed to target larger limit business and does not directly compete with our admitted offerings. We believe the flexibility of our Inland Marine products enables us to compete in select market segments and price risk appropriately.

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

Hawaii Hurricane

We offer admitted residential property coverage for named hurricanes in the state of Hawaii. The state requires this coverage for homeowners that carry a mortgage on their properties. Similar to our residential earthquake product, insureds have the ability to tailor limits to their preferences. The policies we write only trigger coverage if wind damage occurs while the insured risk is in a county that is under a hurricane watch or warning as deemed by the Pacific division of the National Weather Service. Coverage only remains in effect for a period of 72 hours after the hurricane watch or warning expires. Therefore, there is no exposure to attritional losses with this product. We believe our products are preferred by local retail agents due to our “A−” (Excellent) (Outlook Stable) rating by A.M. Best. We write policy limits up to $15 million; all policies involve automated underwriting and policies under $5 million in limit are issued via automated processing.

Specialty Homeowners

Our Specialty Homeowners product previously provided admitted insurance coverage to homeowners in wind-exposed coastal regions. During the year ended December 31, 2022, we ceased writing Specialty Homeowners policies outside the state of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement. We do not plan to write Specialty Homeowners business in the future.

Residential Flood

We provide residential flood products on an admitted basis in 14 states and on an E&S basis in 16 states across the United States. Our products primarily compete against those of the NFIP, which caps dwelling coverage at $250,000 and prices risk using less granular regional zones. We offer higher limits than the NFIP and price risk at the specific geocode level having developed detailed granular models of all current markets in partnership with a leading national catastrophe modeling agency. Furthermore, due to our proprietary pricing grid models we eliminate the need for a waiting period or an elevation certificate prior to binding and issuance of policies. We write policy limits up to $5 million, all of which involve automated underwriting and are issued via automated processing.

Casualty

We provide casualty products on an admitted and non-admitted basis. We write primarily general casualty and professional liability coverages directly and through program administrators. We utilize experienced underwriters and thorough actuarial review to optimize our pricing, terms and conditions, limits, and attachment points.

Other

Examples of our other product offerings include assumed reinsurance contracts where the exposure is uncorrelated to our existing product offerings. We continuously seek to develop product offerings and write business in areas that harness our core competencies and where we believe we can generate attractive risk adjusted returns.

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

Program Administrators: Within select lines of business, we partner with program administrators to harness the efficiency and scale of their existing marketing and distribution infrastructures. Generally, all policies bound by our program administrators are pre-underwritten using our pricing models which have been programmed into the policy administration system of each partner. For business that is not automatically underwritten, we set strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis. Most notably, for our Value Select Residential Earthquake products, we have a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. Under this agreement, which accounted for $173.1 million of written premiums for the year ended December 31, 2022, we conduct product development and underwriting while our program administrator manages a base of over 1,000 retail agents who individually bind policies through PASS or an internal system which automatically applies our pricing and underwriting guidelines to new policies, and is subjected to our disciplined risk management. We have also partnered with several program administrators that focus on specific areas of the E&S market as we pursue the growth of PESIC.

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner to act as a fronting carrier, transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2022, we had partnerships with over 25 insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and/or that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on its paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business. We intend to pursue additional carrier partnerships in the future including those that involve PESIC.

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

We develop our underwriting guidelines and pricing models for our property and casualty products through traditional underwriting metrics, management experience, and advanced data analytics. Our underwriters actively collaborate with our actuarial team to determine pricing and risk exposure. This analytical and underwriting expertise framework enables us to offer rate relief in low risk areas and to accurately price risks that are at higher risk.

Personal lines policies are issued via automated underwriting and account for approximately 37% of our gross written premium for the year ended December 31, 2022. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts lower in limit via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

Since property and casualty commercial lines risks involve additional complexity and do not lend themselves to highly automated underwriting, we combine robust risk analysis and data collection with underwriter expertise to evaluate individual risk and to quote business efficiently. We regularly audit data gathered during our underwriting process to determine the accuracy of rating information and risk pricing. For example, we often inspect properties as part of our underwriting process to discover any unrepaired damage and identify any other conditions that affect the insurability of the property. Similarly, our casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial review, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points. Our underwriters bring specific line of business experience including underwriting expertise, distribution relationships and support from the reinsurance community while collaborating closely with our actuarial team on pricing. In addition, we continue to pursue the use of technology to streamline inspections and other components of the underwriting process.

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

In the case of a catastrophe event, our technology infrastructure and data analytics enable us to identify potentially affected policies immediately and begin assisting our customers by notifying our TPAs, our reinsurance partners and other potentially impacted parties. Contracting with a network of TPAs improves our ability to mobilize claims adjusters immediately to the areas where our customers are most affected and helps insulate us from the “demand surge” following a catastrophe event. To prepare for a potential catastrophe event, we run simulations and work closely with our TPAs to ensure there are dedicated desk and field adjusters to handle the volume of claims that would be expected in each loss scenario. Using each earthquake and hurricane scenario, we project losses and identify an individualized and optimal catastrophe response plan for each event.

We review claims files and claims reports from our TPAs for accuracy and reasonableness on an ongoing basis. We review all claims received from our TPAs to validate coverage, limits, and deductibles prior to making payment. In addition, we have certain managerial requirements of our TPAs around notification, reserve approval, payment management, correspondence with insureds, and reports for all claims in excess of the claims analyst’s authority. We also monitor possible litigation and litigation trends associated with our claims.

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

We purchase several types of reinsurance, including catastrophe excess of loss (“XOL”), in which the reinsurer(s) agree to assume all or a portion of losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. In addition, we buy reinsurance coverage for specific lines of business on a quota share, property per risk, or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe excess of loss except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

We have a robust program utilizing a mix of traditional reinsurers and insurance linked securities. We currently purchase reinsurance from over 100 reinsurers, who either have an “A−” (Excellent) (Outlook Stable) or better financial strength rating by A.M. Best or post collateral. Our reinsurance contracts include special termination provisions that allow us to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, or whose surplus drops by more than 20%.

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

Our largest single XOL reinsurer, excluding Torrey Pines Re, comprises 5.2% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines Re 144A Cat Bond 2022	NR	NR
Torrey Pines Re 144A Cat Bond 2021	NR	NR
Houston Casualty Company (UK Branch)	A++	A+
Lancashire Insurance Company, Ltd.	A	A-
Ariel Re Bda Limited obo Synd 1910 (Bermuda)	A	A+
Lloyd's # 1947 - GIC Re	A	A+
Swiss Reinsurance America Corporation	A+	AA-
MS Amlin AG Bermuda Branch	A	A
Elementum Re Ltd. obo Allianz Risk Transfer AG (Bermuda Branch)	A+	A+
Lloyd's # 1301 - Inigo Insurance	A	A+

Catastrophe XOL Reinsurance Coverage

Our catastrophe event retention before any tax effect is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.11 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best threshold. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2022, our first event retention represented approximately 3.2% of our stockholders’ equity.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.” In addition, to provide further coverage against the potential for frequent catastrophe events we have $25 million of aggregate XOL reinsurance limit, which is effective through April 1, 2023. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate gross loss. We believe subsequent event coverage and the aggregate reinsurance cover reduces the volatility of our business and we will always consider the need to protect against subsequent or multiple events in our reinsurance strategy.

To assess the sufficiency of our catastrophe XOL reinsurance coverage, we continuously quantify our exposure to catastrophes including earthquakes, hurricanes, tornadoes, and hailstorms. We evaluate and monitor the total policy limit insured for each peril and in each geographic region, and we use third-party catastrophe models to evaluate the AAL as well as the estimated PML at various intervals. Our PML modeling is consistent with standards established by A.M. Best and includes “demand surge,” and loss amplification. To protect against model bias, we perform probabilistic modeling as well as deterministic modeling using a variety of industry models including AIR Touchstone for all perils and regions and RMS RiskLink for all perils and regions.

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. The below table shows the PML from selected historical catastrophe events, all of which are less than the amount covered by our current catastrophe reinsurance program. Should an event equivalent to one of these historical events recur, our hypothetical net loss before any tax effect would be capped at our current net retention of $12.5 million.

12/31/22
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$1,821
CA 1994 Northridge M6.7	1,252
CA 1971 San Fernando M6.7	625
CA 1868 Hayward M7.0	576
NM 1811‑12 sequence M7.8	552
HI 1992 Hurricane Iniki	439
NW 1949 Puget Sound M7.1	375
CA 1857 Fort Tejon M7.9	350
CA 1933 Long Beach M6.4	320

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

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional losses and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission which generates fee income. We purchase program specific reinsurance, consisting primarily of quota share coverage, for certain lines of business with an attritional loss component such as Inland Marine and Casualty. We also utilize a combination of XOL and quota share reinsurance to provide coverage for our Flood products.

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2019 to	2020 to	2021 to
Accident Year	2019	2020	2021	2022	2020	2021	2022

	(in thousands)
Prior	$81,778	$78,503	$83,896	$87,938	$(3,275)	$5,393	$4,042
2020	—	171,470	194,752	206,532	—	23,282	11,780
2021	—	—	171,922	156,434	—	—	(15,488)
2022	—	—	—	200,765	—	—	—
					$(3,275)	$28,675	$334

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2019 to	2020 to	2021 to
Accident Year	2019	2020	2021	2022	2020	2021	2022

	(in thousands)
Prior	$33,958	$33,894	$33,487	$33,870	$(64)	$(407)	$383
2020	—	64,179	61,001	64,171	—	(3,178)	3,170
2021	—	—	45,042	43,872	—	—	(1,170)
2022	—	—	—	76,289	—	—	—
					$(64)	$(3,585)	$2,383

Investments

Investment income is an important component of our earnings. We collect premiums and are required to hold a portion of these funds in reserves until claims are paid. We invest these reserves, primarily in fixed maturity investments. Our fixed maturity investment portfolio is managed by Conning, Inc., an investment advisory firm that is an experienced manager of insurance company assets, and operates under guidelines approved by our Board of Directors. We believe our investment strategy allows us to eliminate the expense of a treasury department while allowing our management to maintain oversight over the investment portfolio.

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

Our investment securities available totaled $553.6 million and $465.9 million at December 31, 2022 and 2021 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2022	Value	Fair Value
Fixed maturities:
U.S. Governments	$48,551	8.9%
States, territories, and possessions	5,354	1.0%
Political subdivisions	4,298	0.8%
Special revenue excluding mortgage/asset‑backed securities	32,799	6.0%
Industrial and miscellaneous	254,095	46.4%
Mortgage/asset‑backed securities	169,967	31.0%
Total fixed maturities	$515,064	93.9%
Equity securities	38,576	6.1%
Total investments	$553,640	100.0%

	Fair	% of Total
December 31, 2021	Value	Fair Value
Fixed maturities:
U.S. Governments	$16,870	3.6%
States, territories, and possessions	4,014	0.9%
Political subdivisions	6,380	1.4%
Special revenue excluding mortgage/asset‑backed securities	44,498	9.6%
Industrial and miscellaneous	249,046	53.5%
Mortgage/asset‑backed securities	111,874	24.0%
Total fixed maturities	432,682	92.9%
Equity securities	33,261	7.1%
Total investments	$465,943	100.0%

Our primary investment focus is to preserve capital to support our insurance operations through investing primarily in high quality fixed maturity securities with a secondary focus on maximizing our risk-adjusted investment returns. Investment policy is set by our Board of Directors, subject to the limits of applicable regulations.

Our investment policy imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated “A” or higher by Standard & Poor’s or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer and any new asset class must be approved by management and our Board of Directors. Given our existing exposure to property values, notably in the state of California, we have imposed restrictions on municipal obligations in the state of California and CMBS single issuers concentrated in the state of California. In addition, we allocate at least 1% of our investment portfolio to investments in green bonds- or fixed income investments tailored towards environmental solutions such as renewable energy, clean transportation, green building, and wastewater treatment – a commitment that is consistent with both our investment objectives and our company values.

Enterprise Risk Management (“ERM”)

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place, risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (“ORSA”) model developed by the National Association of Insurance Commissioners (“NAIC”) and the National Institute of Standards and Technology (“NIST”) cybersecurity framework. These ongoing enhancements include the creation of an ERM Sub Committee of the Audit Committee of the

Board of Directors which is comprised of executive management and select board members, creation and maintenance of a risk register, and regular reporting on risk management.

An additional important part of our ERM is business continuity, including in the circumstances of a catastrophe event. We have established a business continuity team made up of executive management with predefined roles and responsibilities in the event of an emergency response situation and a business continuity communication site where employees are directed to receive instructions that are tailored to various scenarios. We store all data offsite and ensure it is accessible remotely. Our communications, virtual file servers, underwriting and distribution systems, and claims portal are hosted in geographically diverse data centers domestically and globally. We maintain an additional office in Edina, Minnesota to use as a redundant location in the event of a disruptive event in San Diego, and purchase business continuity services to support the La Jolla office in the event of a disruptive event.

Environmental, Social and Governance Matters

In 2021, our Board of Directors established an Environmental, Social and Corporate Governance (“ESG”) Committee which is comprised of various members of our Board. The ESG committee oversees and provides guidance on the company’s strategies related to several factors, including environmental, health and safety, corporate social responsibility, governance, sustainability and public policy matters relevant to our business.

Specific duties of the ESG committee include:

• Assisting the management team in setting general strategy relating to ESG matters;

• Developing, implementing and monitoring initiatives and policies based on that strategy; and

• Overseeing communications with employees, investors and shareholders with respect to ESG matters.

The ESG committee meets on a regular basis to assess progress on ESG matters and will continue to look for opportunities to integrate ESG concerns in our strategy.

Environmental and Climate Change

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

Competition

The specialty insurance industry is highly competitive. While we currently target underserved markets, some of our competitors have greater financial, marketing and management resources and experience than we do. Our primary competitors include national insurance companies, including American International Group, Inc., Chubb Limited, State Farm Mutual Automobile Insurance Company and Zurich Insurance Group Ltd. We also compete with the E&S market, including Lloyd’s of London in some of our lines. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority and the National Flood Insurance Program. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

Each of our insurance company subsidiaries, PSIC and PESIC has a rating of “A−” (Excellent) (Outlook Stable) from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “S” (Rating Suspended). “A−” (Excellent) (Outlook Stable) is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.

Intellectual Property

We have registered our logo as a trademark in the United States. We will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective.

Human Capital

Overview

We believe our greatest asset is our talent. As of December 31, 2022, we employed 191 team members. During 2022, our workforce increased by approximately 26% compared to the prior year, and our turnover rate was approximately 14%.

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

Diversity and Inclusion

We are committed to increasing diversity within our Company. We believe that diversity yields greater creativity and productivity, helps us serve our customers and partners more effectively, and ultimately returns greater value to our shareholders and to the communities in which we do business. We set diversity goals in our annual Sustainability & Citizenship report. In 2022, 40% of our team members identify as a member of an ethnic minority group, compared to 39% in 2021, and 50% of our senior executive team identifies as a member of an ethnic minority group. Our commitment to Diversity and Inclusion follows:

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

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being.  Our compensation programs include base pay, annual incentive compensation and, in many cases, long-term equity-based compensation. In 2022, 100% of our workforce received equity awards. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

In our initial response to the COVID-19 pandemic, we allowed many of our team members to work from home since March 2020. As the pandemic began to ease, we began allowing all employees to return to our offices on a voluntary basis, with established protocols to ensure operational reliability and employee safety. As a result of the continued progress made against the COVID-19 pandemic, beginning the first quarter of 2023, we have established a return-to-office policy under which employees located near Palomar offices have a goal to work onsite a minimum of ten days per month. We continue to provide team members a reimbursement to help manage incremental costs associated with remote work. We also regularly check-in with team members to assess their mental health. Team members receive 24/7 access to behavioral health tools and resources and a company paid subscription to Headspace, a meditation and wellness application.

Effective January 1, 2023, the state of California will implement pay transparency legislation. To comply with this legislation, we intend to include base pay ranges in all our job listings. Additionally, we will voluntarily disclose our base pay ranges to all our internal employees for the roles they hold in alignment with our philosophy of pay transparency.

Talent Development

We provide numerous training opportunities for our team members, with a focus on personal and professional development. We utilize “Coaching for Performance” methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide team members resources to achieve career goals and build leadership skills. We encourage all team members to take advantage of company supported learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. In 2022, our team members completed approximately 2,903 hours of training. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current role. To support this belief, we provide a $3,000 tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title. In 2022, 28% of our workforce was promoted or moved into new positions.

During the third quarter of 2022, our team members completed an engagement survey, and we received a 75% response rate, and a 73% overall engagement rating. We are using the responses and learnings from this survey to inform our future talent management strategies.

Item 1A. Risk Factors

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K. The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, results of operations and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline. Additional risks and uncertainties of which we are unaware, or that we currently deem immaterial also may become important factors that affect us.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

Risks related to our business and industry:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
●	Our loss reserves are established based on estimates and may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition;
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	We and our customers could be negatively and adversely impacted by pandemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	We rely on a select group of brokers and program administrators to manage the distribution of a significant portion of our Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, and Fronting products. Two program administrators account for a significant portion of our premiums and such relationships may not continue;
●	There is intense competition for business in our industry;

Risks Related to the Economic Environment:

●	Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;

Risks Related to Technology:

●	The failure of our information technology and telecommunications systems could adversely affect our business;
●	Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

●	We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and

Risks Related to Ownership of our Common Stock:

●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

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

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.11 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations.

Our ability to grow our business is dependent in part in our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. While our current reinsurance program is designed to limit our risk retention, in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all these claims.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophic event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2022, we had $193.6 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses”.

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

The reinsurance market historically has been a cyclical market characterized by periods of sufficient or excess capital (soft market cycle) as well as shortages of capital (hard market cycle). Market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. A hard market cycle may increase our cost of reinsurance, force us to increase our loss retention, or limit the amount of reinsurance we are able to purchase, all of which would have an adverse impact on our business and results of operations.

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

In addition, as we grow our written premiums and enter new lines of business we will seek out new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to reduce the risk associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business would have a negative impact on our ability to grow our written premiums and maintain our current level of profitability.

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

We run many model simulations to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);
•	The models may not accurately reflect the true frequency or severity of events;
•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;

•	The models may not account for unusual or unprecedented catastrophe events;
•	The models may not adequately consider the impact of current inflation on the magnitude of modeled losses;
•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and
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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2022, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, will increase the frequency and scope of their credit reviews, will request additional information from the companies that they rate or will increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. If our credit rating were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our access to capital markets and the cost of any equity or debt financing will be negatively impacted. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

We and our customers could be negatively and adversely impacted by pandemics, disease outbreaks and other public health crises, such as the COVID-19 pandemic.

Since March 2020, the COVID-19 pandemic has impacted financial markets, businesses, households, and communities. The extent of the impact of COVID-19 or another similar event on our operational and financial performance depends on several factors, including the ultimate duration and severity of the event, the emergence and severity of variant strains, actions taken and restrictions imposed by the government and health officials in response, the effectiveness and adoption of vaccines and therapeutics, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.

Pandemics have historically contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may have a negative impact on our business. Furthermore, since our results of operations are partially dependent on the performance of our investment portfolio, a pandemic’s impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods. The macroeconomic effects of the COVID-19 Pandemic may persist for an indefinite period, even after the Pandemic has subsided. We cannot anticipate all the ways in which COVID-19 or other similar global health crises could adversely impact our business in the future.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 46% and 12% of our gross written premiums, respectively, for the year ended December 31, 2021 and 47% and 10% for the year ended December 31, 2022. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

Changes in California or Texas political climates could result in new or changed legislation affecting the property and casualty insurance industry in general which could have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we actively recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Recently, companies have had issues with employee turnover and finding, hiring, and retaining qualified employees. These challenges may continue for the foreseeable future.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, and Fronting products through relationships with two program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. These products accounted for $266.2 million or 50% of our gross written premiums for the year ended December 31, 2021, with $10.3 million or 2% of the total attributable to fronting premiums. These products accounted for $417.5 million or 47% of our gross written premiums for the year ended December 31, 2022, with $129.3 million or 15% of the total attributable to fronting premiums.

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

Certain new, proposed or potential industry or legislative developments could further increase competition in our industry. For example, there has been an increase in capital-raising by companies with whom we compete, which could result in new entrants to our markets and an excess of capital in the industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.

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

We intend to grow our business in the future, which could require additional capital, technology development, and skilled personnel. To grow effectively, we must be able to meet our capital needs and expand our systems, technology, and internal controls effectively. We also must allocate our human resources optimally, including identifying, hiring, and retaining qualified employees, and effectively incorporating the components of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excessive underwriting capacity (soft market cycle) as well as periods when shortages of capacity increase premium levels (hard market cycle). We expect our business and results of operations to be continuously impacted by these market cycles.

We seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. Our opportunistic nature and focus on long-term growth in tangible equity may result in fluctuations in gross written premiums, reinsurance expenses, loss expenses, and other underwriting expenses from period to period as we concentrate on underwriting contracts that we believe will generate better long-term, rather than short-term, results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $38.6 million as of December 31, 2022.

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

Any government mandates and/or legislative changes related to COVID-19 or other events, including mandated premium refunds or credits and extended premium grace periods, could have a material adverse effect on our results of operations and financial condition. Premium grace periods could significantly increase our expenses while decreasing our short-term revenues which would adversely impact our liquidity.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 37 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.1 million in 2021 and $0.6 million in 2022. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments are generally covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report on Form 10-K as a result of various factors, including, among others:

●	claims arising from unpredictable and severe catastrophe events could reduce our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies;
●	the inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts that are commercially acceptable to us or on terms that adequately protect us;
●	the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;
●	we and our customers could be negatively and adversely impacted by pandemics, disease outbreaks, and other public health crises such as the COVID-19 Pandemic;
●	a decline in our financial strength rating adversely affecting the amount of business we write;

●	reinsurance counterparty credit risk;
●	the concentration of our business in California and Texas;
●	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;
●	our reliance on a select group of brokers;
●	the failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;
●	unexpected changes in the interpretation of our coverage or provisions;
●	adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity resulting in the sale of fewer policies than expected or an increase in frequency or severity of claims and premium defaults or both, affecting our growth and profitability;
●	the performance of our investment portfolio adversely affecting our financial results;
●	being forced to sell investments to meet our liquidity requirements;
●	extensive regulation adversely affecting our ability to achieve our business objectives or the failure to comply with these regulations adversely affecting our financial condition and results of operations;
●	we may become subject to additional government or market regulation;
●	the possibility that states could increase the assessments that Palomar Specialty Insurance Company is required to pay;
●	the ability to pay dividends being dependent on our ability to obtain cash dividends or other permitted payments from our insurance subsidiary;
●	fluctuation and variance in our operating results;
●	the possibility that we act based on inaccurate or incomplete information regarding the accounts we underwrite;
●	our employees, underwriters and other associates taking excessive risks;
●	our inability to obtain future additional capital or obtaining additional capital on unfavorable terms;
●	the failure of our information technology and telecommunications systems;
●	our inability to protect our trademarks or other intellectual property rights;
●	our inability to maintain, or errors in, our third-party and open source licensed software;
●	the inability to manage our growth effectively;
●	the intense competition for business in our industry;

●	the failure of renewals of our existing contracts to meet expectations could affect our written premiums in the future;
●	our inability to underwrite risks accurately and charge competitive yet profitable rates to our policyholders;
●	the effects of litigation having an adverse effect on our business;
●	changes in accounting practices;
●	our failure to accurately and timely pay claims;
●	legal or regulatory requirements that restrict our ability to access credit score information for purposes of pricing and underwriting our insurance policies;
●	increased costs as a result of being a public company; and
●	the failure to maintain effective internal controls in accordance with Sarbanes-Oxley.

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

Item 1B: Unresolved Staff Comments

None.

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 14,700 square feet of office space for annual rent and rent-related operating payments of approximately $0.7 million. The lease for this space expires in 2024. We also have an office in Edina, Minnesota, which occupies 7,457 square feet of office space for annual rent and rent-related operating payments of approximately $0.2 million. The lease for this space expires in 2027.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for Common Stock

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 22, 2023, there were approximately 9 holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative our total stockholders.

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

Issuer Purchases of Equity Securities

During the year ended December 31, 2021, the Company’s Board of Directors authorized a $40 million share repurchase program and the Company repurchased $15.9 million of shares under this program in 2021. On January 24, 2022, the Board of Directors approved a new share repurchase program, replacing the existing program and authorizing the repurchase by the Company of up to $100 million of its outstanding shares of common stock over the period ending on March 31, 2024. The Company repurchased 621,415 shares for $34.4 million and at a weighted-average price of $55.36 per share under this program during the 12 months ended December 31, 2022.

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from April 17, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2022.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

	April 17, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Palomar Holdings, Inc	$100.00	$265.88	$467.83	$341.07	$237.81
Nasdaq Composite Index	$100.00	$112.21	$161.18	$195.66	$145.59
Nasdaq Insurance Index	$100.00	$110.88	$111.93	$126.69	$116.15

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

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and E&S insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). Each of our insurance company subsidiaries as carries an “A-“ rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $881.9 million for the year ended December 31, 2022, which reflects a compound annual growth rate of approximately 64%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 41%.

We seek to continuously grow our income by developing product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Since 2021, we have introduced several new products including General Casualty, Fronting, Excess Liability, and Excess Property to diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Commission and Other Income

Commission and other income consist of commissions earned on policies written on behalf of third-party insurance companies where we have no exposure to the insured risk and certain fees earned in conjunction with underwriting policies. Commission and other income are earned on the effective date of the underlying policy.

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

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities and cash and cash equivalents. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premiums we receive from our insureds, less payments on policyholder claims and other operating expenses. Our balance of invested capital may be impacted in the future by repurchases of shares of our common stock or borrowings under our credit agreements.

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

Results of Operations

Year ended December 31, 2022 compared to year ended December 31, 2021

The following table summarizes our results for the years ended December 31, 2022 and 2021:

	Year Ended December 31,			Percent
	2022	2021	Change	Change

	($ in thousands, except per share data)
Gross written premiums	$881,868	$535,175	$346,693	64.8%
Ceded written premiums	(524,575)	(223,443)	(301,132)	134.8%
Net written premiums	357,293	311,732	45,561	14.6%
Net earned premiums	316,466	233,826	82,640	35.3%
Commission and other income	4,272	3,608	664	18.4%
Total underwriting revenue (1)	320,738	237,434	83,304	35.1%
Losses and loss adjustment expenses	78,672	41,457	37,215	89.8%
Acquisition expenses	110,771	95,433	15,338	16.1%
Other underwriting expenses	69,219	53,723	15,496	28.8%
Underwriting income (1)	62,076	46,821	15,255	32.6%
Interest expense	(873)	(40)	(833)	NM
Net investment income	13,877	9,080	4,797	52.8%
Net realized and unrealized (losses) gains on investments	(7,529)	1,277	(8,806)	NM
Income before income taxes	67,551	57,138	10,413	18.2%
Income tax expense	15,381	11,291	4,090	36.2%
Net income	52,170	45,847	6,323	13.8%
Adjustments:
Net realized and unrealized losses (gains) on investments (2)	7,529	(1,277)	8,806	NM
Expenses associated with transactions	130	563	(433)	(76.9)%
Stock-based compensation expense	11,624	5,584	6,040	108.2%
Amortization of intangibles	1,255	1,251	4	0.3%
Expenses associated with catastrophe bond, net of rebate	1,992	1,704	288	16.9%
Tax impact	(3,366)	(1,238)	(2,128)	171.9%
Adjusted net income (1) (2)	$71,334	$52,434	$18,900	36.0%
Key Financial and Operating Metrics
Annualized return on equity	13.4%	12.1%
Annualized adjusted return on equity (1)	18.3%	13.8%
Loss ratio	24.9%	17.7%
Expense ratio	55.5%	62.2%
Combined ratio	80.4%	80.0%
Adjusted combined ratio (1)	75.6%	76.1%
Diluted earnings per share	$2.02	$1.76
Diluted adjusted earnings per share (1)	$2.77	$2.01
Catastrophe losses	$15,394	$5,015
Catastrophe loss ratio (1)	4.9%	2.1%
Adjusted combined ratio excluding catastrophe losses (1)	70.8%	73.9%
Adjusted underwriting income (1)	$77,077	$55,923	21,154	37.8%
NM-Not Meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

(2)	Beginning with this Annual Report on Form 10-K, we are including the impact of net realized and unrealized losses and gains on investments as an adjustment to our net income. As this balance is primarily driven by equity market fluctuations rather than our underlying business performance, we believe adding this adjustment provides a more meaningful comparison of our performance. We have also changed the prior year adjusted net income to conform to this presentation.

Gross Written Premiums

Gross written premiums were $881.9 million for the year ended December 31, 2022 compared to $535.2 million for the year ended December 31, 2021, an increase of $346.7 million, or 64.8%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. For commercial products, substantial rate increases also contributed to premium growth.

The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Year Ended December 31,
	2022		2021
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product
Fronting	$223,249	25.3%	$11,459	2.2%	$211,790	NM
Residential Earthquake	213,803	24.2%	171,048	32.0%	42,755	25.0%
Commercial Earthquake	131,677	14.9%	90,552	16.9%	41,125	45.4%
Inland Marine	105,068	11.9%	57,124	10.7%	47,944	83.9%
Commercial All Risk	51,671	5.9%	38,640	7.2%	13,031	33.7%
Casualty	35,791	4.1%	9,584	1.9%	26,207	273.4%
Hawaii Hurricane	32,967	3.7%	30,298	5.6%	2,669	8.8%
Specialty Homeowners	29,959	3.4%	67,894	12.7%	(37,935)	(55.9)%
Residential Flood	14,539	1.7%	11,652	2.2%	2,887	24.8%
Other	43,144	4.9%	46,924	8.6%	(3,780)	(8.1)%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$346,693	64.8%
NM-Not Meaningful

During the fourth quarter of 2021, we launched our fronting business, known as PLMR-FRONT and fronting premium was responsible for a significant portion of our growth in the current year. In a fronting agreement, we write the premium and then cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. We expect to continue to write fronting premiums for the foreseeable future. The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of fronting partnerships.

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Year Ended December 31,
	2022		2021
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Subsidiary
PSIC	$489,720	55.5%	$383,064	71.6%	$106,656	27.8%
PESIC	392,148	44.5%	152,111	28.4%	240,037	157.8%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$346,693	64.8%

Ceded Written Premiums

Ceded written premiums increased $301.1 million, or 134.8%, to $524.6 million for the year ended December 31, 2022 from $223.4 million for the year ended December 31, 2021. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense due to growth in exposure.

During the year ended December 31, 2022, our XOL reinsurance expense was impacted by Hurricane Ian. Catastrophe losses from Ian caused us to utilize certain layers of our XOL program and incur approximately $2.0 million of expense associated with the acceleration of XOL expense and the reinstatement of our reinsurance program. We also will incur an additional $1.9 million of XOL expense in 2023 related to the reinstatement of our reinsurance program due to Ian related Catastrophe losses.

During the year ended December 31, 2021, our XOL reinsurance expense was significantly impacted by Winter Storm Uri (“Uri”). Catastrophe losses from Uri caused us to utilize certain layers of our XOL program and incur approximately $7.9 million of expense associated with the reinstatement of our reinsurance program.

Ceded written premiums as a percentage of gross written premiums increased to 59.5% for the year ended December 31, 2022 from 41.8% for the year ended December 31, 2021. This increase was primarily due to increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $45.6 million, or 14.6%, to $357.3 million for the year ended December 31, 2022 from $311.7 million for the year ended December 31, 2021. The increase was primarily due to an increase in gross written premiums, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $82.6 million, or 35.3%, to $316.5 million for the year ended December 31, 2022 from $233.8 million for the year ended December 31, 2021 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2022	2021	Change	% Change

	($ in thousands)
Gross earned premiums	$695,272	$433,999	$261,273	60.2%
Ceded earned premiums	(378,806)	(200,173)	(178,633)	89.2%
Net earned premiums	$316,466	$233,826	$82,640	35.3%

Net earned premium ratio	45.5%	53.9%

Commission and Other Income

Commission and other income increased $0.7 million, or 18.4%, to $4.3 million for the year ended December 31, 2022 from $3.6 million for the year ended December 31, 2021. This was due to an increase in policy related fees associated with an increased volume of premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $37.2 million, or 89.8%, to $78.7 million for the year ended December 31, 2022 from $41.5 million for the year ended December 31, 2021.

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2022	2021	Change	% Change

	($ in thousands)
Catastrophe losses	$15,394	$5,015	$10,379	207.0%
Non-catastrophe losses	63,278	36,442	26,836	73.6%
Total losses and loss adjustment expenses	$78,672	$41,457	$37,215	89.8%
Catastrophe loss ratio	4.9%	2.1%
Non-catastrophe loss ratio	20.0%	15.6%

Catastrophe losses during the year ended December 31, 2022 were primarily related to losses from Hurricane Ian which primarily impacted our Commercial All Risk line of business. Catastrophe losses during the year ended December 31, 2021 primarily included losses from Hurricanes Ida and Nicholas, Winter Storm Uri, and a single loss from an excess liability indemnity policy covered by PESIC.

Non-catastrophe losses and loss ratio increased during the year ended December 31, 2022 due mainly to growth on lines of business subject to attritional losses such as Inland Marine, Commercial All Risk, and Casualty.

Acquisition Expenses

Acquisition expenses increased $15.3 million, or 16.1%, to $110.8 million for the year ended December 31, 2022 from $95.4 million for the year ended December 31, 2021. The increase was primarily due to higher earned premiums which resulted in higher commissions and premium-related taxes. The higher commissions and premium-related taxes were partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement.

Acquisition expenses as a percentage of gross earned premiums were 15.9% for the year ended December 31, 2022 compared to 22.0% for the year ended December 31, 2021. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced and growth in fronting premiums.

Other Underwriting Expenses

Other underwriting expenses increased $15.5 million, or 28.8%, to $69.2 million for the year ended December 31, 2022 from $53.7 million for the year ended December 31, 2021. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 10.0% for the year ended December 31, 2022 compared to 12.4% for the year ended December 31, 2021. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 7.8% for the year ended December 31, 2022 compared to 10.3% for the year ended December 31, 2021. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $4.8 million, or 52.8%, to $13.9 million for the year ended December 31, 2022 from $9.1 million for the year ended December 31, 2021. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2022 and higher yields on invested assets.

The Company incurred $7.5 million of net realized and unrealized losses on investments for the year ended December 31, 2022 compared to a $1.3 million gain for the year ended December 31, 2021 due to higher realized losses on fixed maturity securities and unrealized losses on our equity securities held during the period ended December 31, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2022	2021	Change	% Change

	($ in thousands)
Interest income	$13,631	$9,119	$4,512	49.5%
Dividend income	739	461	278	60.3%
Investment management fees and expenses	(493)	(500)	7	(1.4)%
Net investment income	13,877	9,080	4,797	52.8%
Net realized and unrealized (losses) gains on investments	(7,529)	1,277	(8,806)	NM
Total	$6,348	$10,357	$(4,009)	(38.7)%

Income Tax Expense

Income tax expense increased $4.1 million, or 36.2%, to $15.4 million for the year ended December 31, 2022 compared to $11.3 million during the year ended December 31, 2021. For the year ended December 31, 2022 our effective tax rate was 22.8% and the difference between our tax effective tax rate and the statutory rate of 21% relates primarily to non-deductible executive compensation expense and state taxes, offset by the permanent component of employee stock options. For the year ended December 31, 2021, our effective tax rate was 19.8% and the difference between our tax rate and the statutory rate of 21% relates primarily to a benefit from the permanent component of employee stock option exercises and charges related to state tax accruals, offset by the non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Total revenue	$327,086	$247,791
Net investment income	(13,877)	(9,080)
Net realized and unrealized losses (gains) on investments	7,529	(1,277)
Underwriting revenue	$320,738	$237,434

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Year Ended
	December 31,
	2022	2021

	(in thousands)
Income before income taxes	$67,551	$57,138
Net investment income	(13,877)	(9,080)
Net realized and unrealized losses (gains) on investments	7,529	(1,277)
Interest expense	873	40
Underwriting income	$62,076	$46,821
Expenses associated with transactions	130	563
Stock-based compensation expense	11,624	5,584
Amortization of intangibles	1,255	1,251
Expenses associated with catastrophe bond, net of rebate	1,992	1,704
Adjusted underwriting income	$77,077	$55,923

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2022	2021

	(in thousands)
Net income	$52,170	$45,847
Adjustments:
Net realized and unrealized losses (gains) on investments	7,529	(1,277)
Expenses associated with transactions	130	563
Stock-based compensation expense	11,624	5,584
Amortization of intangibles	1,255	1,251
Expenses associated with catastrophe bond, net of rebate	1,992	1,704
Tax impact	(3,366)	(1,238)
Adjusted net income	$71,334	$52,434

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

Adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Numerator: Adjusted net income	$71,334	$52,434
Denominator: Average stockholders' equity	389,461	378,941
Adjusted return on equity	18.3%	13.8%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$254,390	$187,005
Denominator: Net earned premiums	$316,466	$233,826
Combined ratio	80.4%	80.0%
Adjustments to numerator:
Expenses associated with transactions	(130)	(563)
Stock-based compensation expense	(11,624)	(5,584)
Amortization of intangibles	(1,255)	(1,251)
Expenses associated with catastrophe bond, net of rebate	(1,992)	(1,704)
Adjusted combined ratio	75.6%	76.1%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2022	2021

	(in thousands except shares and per share data)

Adjusted net income	$71,334	$52,434
Weighted-average common shares outstanding, diluted	25,796,008	26,111,904
Diluted adjusted earnings per share	$2.77	$2.01

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

Catastrophe loss ratio is calculated as follows:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$78,672	$41,457
Denominator: Net earned premiums	$316,466	$233,826
Loss ratio	24.9%	17.7%

Numerator: Catastrophe losses	$15,394	$5,015
Denominator: Net earned premiums	$316,466	$233,826
Catastrophe loss ratio	4.9%	2.1%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2022	2021

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$254,390	$187,005
Denominator: Net earned premiums	$316,466	$233,826
Combined ratio	80.4%	80.0%
Adjustments to numerator:
Expenses associated with transactions	$(130)	$(563)
Stock-based compensation expense	(11,624)	(5,584)
Amortization of intangibles	(1,255)	(1,251)
Expenses associated with catastrophe bond, net of rebate	(1,992)	(1,704)
Catastrophe losses	(15,394)	(5,015)
Adjusted combined ratio excluding catastrophe losses	70.8%	73.9%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2022	2021

	(in thousands)
Stockholders’ equity	$384,754	$394,169
Intangible assets	(8,261)	(9,501)
Tangible stockholders’ equity	$376,493	$384,668

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

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $78.2 million in 2023 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may not pay a dividend or distribution in 2023 without approval of the Arizona Insurance Commissioner due to incurring a statutory net loss in 2022.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2022 and December 31, 2021, the total adjusted capital of PSIC and PESIC were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary, PSRE, is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2022 and December 31, 2021.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2022 and December 31, 2021, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2023 is calculated to be approximately $3.9 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. During the year ended December 31 2021, PSRE paid dividends of $15.0 million and $10.0 million to the Company. These dividend payments were approved by the BMA. There were no dividends declared or paid during the year ended December 31, 2022.

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

We generated positive cash flows from operations for the years ended December 31, 2022 and 2021. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year ended
	December 31,
	2022	2021

	($ in thousands)
Cash provided by (used in):
Operating activities	$169,584	$87,814
Investing activities	(156,808)	(58,188)
Financing activities	5,017	(13,041)
Change in cash, cash equivalents, and restricted cash	$17,793	$16,585

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

Cash provided by financing activities for the year ended December 31, 2022 related to $36.4 million in proceeds from our FHLB line of credit and $3.0 million in proceeds from common stock issued via stock option exercises and our employee stock purchase plan, offset by the repurchase of $34.4 million of our common stock. Cash used in financing activities for the year ended December 31, 2021 related to the repurchase of $15.9 million of our common stock offset by $2.8 million in proceeds from common stock issued via stock option exercises and our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $621.8 million in cash and investment securities available at December 31, 2022. We also have the ability to access additional capital through pursuing third-party borrowings including our credit agreement, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2022:

			One Year	Three Years
		Less Than	to Less Than	to Less Than	More Than
	Total	One Year	Three Years	Five Years	Five Years

	(in thousands)
Reserves for losses and loss adjustment expenses	$231,415	$177,877	$29,513	$23,742	$283
Operating lease obligations	2,187	966	808	413	—
Total	$233,602	$178,843	$30,321	$24,155	$283

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2022 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Share repurchases

During the year ended December 31, 2021, our Board of Directors authorized a $40 million share repurchase program and we repurchased $15.9 million of shares under this program in 2021. On January 24, 2022, our Board of Directors approved a new share repurchase program, replacing the existing program and authorizing the repurchase by the Company of up to $100 million of our outstanding shares of common stock over the period ending on March 31, 2024. We purchased 621,415 shares for $34.4 million under this program during the year ended December 31, 2022 and $65.6 million remains available for future repurchases. The timing and amount of future share repurchases will depend on several factors, including our stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

Credit Agreement

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR (as defined in the Credit Agreement) rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at our discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice.

As of December 31, 2022 we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

Our PSIC subsidiary is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership in the FHLB provides PSIC access to collateralized advances, which can be drawn for general corporate purposes and used to enhance liquidity management. All borrowings are fully secured by a pledge of specific investment securities of PSIC and the borrowing capacity is equal to 10% of PSIC’s statutory admitted assets. All advances have predetermined term and the interest rate varies based on the term of the advance.

As of December 31, 2022, the Company had $36.4 million of borrowings outstanding through the FHLB line of credit.

Financial Condition

Stockholders’ Equity

At December 31, 2022 total stockholders’ equity was $384.8 million and tangible stockholders’ equity was $376.5 million, compared to total stockholders’ equity of $394.2 million and tangible stockholders’ equity of $384.7 million as of December 31, 2021. Stockholders’ equity decreased primarily due to unrealized losses on fixed maturity securities and repurchases of shares of our common stock and was partially offset by the net income we earned for the period and activity related to stock-based compensation. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholders’ equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2022, the majority of our investment portfolio, or $515.1 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $38.6 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $68.1 million at December 31, 2022. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.81 and 3.99 years and an average rating of “A1/A+” and “A2/A” at December 31, 2022 and December 31, 2021, respectively. Our fixed income investment portfolio had a book yield of 3.30% as of December 31, 2022, compared to 2.23% as of December 31, 2021.

At December 31, 2022 and December 31, 2021 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
December 31, 2022	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$50,802	$48,551	9.4%
States, territories, and possessions	5,857	5,354	1.1%
Political subdivisions	4,919	4,298	0.8%
Special revenue excluding mortgage/asset-backed securities	37,260	32,799	6.4%
Industrial and miscellaneous	278,164	254,095	49.3%
Mortgage/asset-backed securities	184,578	169,967	33.0%
Total available-for-sale investments	$561,580	$515,064	100.0%

	Amortized	Fair	% of Total
December 31, 2021	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$16,713	$16,870	4.3%
States, territories, and possessions	3,789	4,014	1.7%
Political subdivisions	6,295	6,380	0.5%
Special revenue excluding mortgage/asset-backed securities	43,301	44,498	10.4%
Industrial and miscellaneous	245,064	249,046	61.6%
Mortgage/asset-backed securities	110,960	111,874	21.5%
Total available-for-sale investments	$426,122	$432,682	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2022 and December 31, 2021:

	Estimated	% of
December 31, 2022	Fair Value	Total

	($ in thousands)
Rating
AAA	$182,620	35.4%
AA	55,438	10.8%
A	171,292	33.3%
BBB	95,402	18.5%
BB	10,047	1.9%
B	236	0.1%
CCC&Below	29	-%
	$515,064	100.0%

	Estimated	% of
December 31, 2021	Fair Value	Total

	($ in thousands)
Rating
AAA	$97,209	22.5%
AA	65,308	15.1%
A	165,770	38.3%
BBB	93,051	21.5%
BB	11,057	2.5%
B	268	0.1
CCC&Below	125	-%
	$432,788	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2022 were as follows:

	Amortized	Fair	% of Total
December 31, 2022	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$41,686	$41,106	8.0%
Due after one year through five years	182,785	170,399	33.1%
Due after five years through ten years	126,990	112,822	21.9%
Due after ten years	25,541	20,770	4.0%
Mortgage and asset-backed securities	184,578	169,967	33.0%
	$561,580	$515,064	100.0%

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2022 and 2021.

	December 31, 2022
	Gross	% of Total	Net	% of Total

Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$72,598	31.4%	$34,084	44.0%
IBNR	158,817	68.6%	43,436	56.0%
Total reserves	$231,415	100.0%	$77,520	100.0%

	December 31, 2021
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$91,715	52.9%	$26,595	58.6%
IBNR	81,651	47.1%	18,824	41.4%
Total reserves	$173,366	100.0%	$45,419	100.0%

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

On a quarterly basis, the leaders of our executive management, accounting, actuarial, and claims teams meet to review the recommendations made by our actuarial team and use their best judgment to determine the best estimate to be recorded for the reserve for losses and loss adjustment expenses on our balance sheet.

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2022. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate			Potential Impact
		LLAE	December 31, 2022		on 2022
	Accident	Sensitivity	Net Ultimate	Net LLAE	Pre‑tax	Stockholders’
Sensitivity	Year	Factor	Incurred LLAE	Reserve	income	Equity*

	($ in thousands)
Sample increases	2022	5.0%	$76,289	$54,487	$3,814	$3,013
	2021	2.5%	$43,872	$16,066	$1,097	$867
	Prior	1.0%	$98,051	$6,967	$981	$775
Sample decreases	2022	(5.0)%	$76,289	$54,487	$(3,814)	$(3,013)
	2021	(2.5)%	$43,872	$16,066	$(1,097)	$(867)
	Prior	(1.0)%	$98,051	$6,967	$(981)	$(775)
*	Effective tax rate estimated to be 21%

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2019 to	2020 to	2021 to
Accident Year	2019	2020	2021	2022	2020	2021	2022

	(in thousands)
Prior	$81,778	$78,503	$83,896	$87,938	$(3,275)	$5,393	$4,042
2020		171,470	194,752	206,532	—	23,282	11,780
2021			171,922	156,434	—	—	(15,488)
2022				200,765	—	—	—
					$(3,275)	$28,675	$334

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2019 to	2020 to	2021 to
Accident Year	2019	2020	2021	2022	2020	2021	2022

	(in thousands)
Prior	$33,958	$33,894	$33,487	$33,870	$(64)	$(407)	$383
2020		64,179	61,001	64,171	—	(3,178)	3,170
2021			45,042	43,872	—	—	(1,170)
2022				76,289	—	—	—
					$(64)	$(3,585)	$2,383

During the year ended December 31, 2022, our total gross incurred losses for accident years 2021 and prior developed unfavorably by $0.3 million. The gross unfavorable development was due primarily to losses on certain 2020 Hurricanes emerging at a higher severity than expected, primarily in our special property lines of business. This was offset by favorable development on 2021 attritional and catastrophe losses. On a net basis, the development was unfavorable by $2.4 million due to the effect of ceding under our reinsurance program. The favorable 2021 development was subject to a higher amount of ceding versus the unfavorable 2020 development resulting in the net unfavorable development being higher than the gross amount.

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

Our deferred tax assets result from temporary differences primarily attributable to unearned premiums, net operating losses (“NOLs”) and unrealized losses on investments. Our deferred tax liabilities result primarily from deferred acquisition costs, internally developed software, and unrealized gains in the investment portfolio.

We recognize deferred tax assets when we determine that such assets are more-likely-than-not to be realized in future periods. In making such a determination, we consider all available evidence, including future reversals of existing taxable temporary differences, tax-planning strategies, projected future taxable income, projected future tax rates, and results of recent operations. On a quarterly basis, we review our deferred tax assets and, if we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized, we reduce our deferred tax asset with a valuation allowance. The assessment requires significant judgement and review of all positive and negative evidence to reach a conclusion that it is more likely than not that all or some of portion of the deferred tax asset will not be realized.

In assessing the need for a deferred tax asset valuation allowance, we are required to make certain judgments and assumptions about our future operations based on historical experience and information regarding reversals of existing temporary differences, carryback capacity, future taxable income and tax planning strategies. Recent events, including changes in market interest rates and significant financial market volatility have caused us to incur unrealized losses on investments which contributes to us having a net capital deferred tax asset in the amount of $11.0 million at December 31, 2022, as compared to a net capital deferred tax liability of $0.3 million at December 31, 2021. We are currently utilizing tax planning strategies in our assessment of the realizability of a portion of our net capital deferred tax asset at December 31, 2022. These tax planning strategies include the holding of fixed maturity and equity securities that are currently in a net unrealized loss position for tax purposes until recovery or maturity, if needed, to avoid future expiring capital loss carryforwards.

As of December 31, 2022, we had a valuation allowance of $3.0 million relating to our state net operating loss carryforwards and the remainder of our deferred tax assets did not require a valuation allowance.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 79.5% rated “A−” or better. At December 31, 2022, 2.0% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2022 the estimated fair value of our fixed maturities was $515.1 million. We estimate that a 100-basis point increase in interest rates would cause a 3.7% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 3.9% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

Inflation

We establish our insurance premiums prior to knowing the amount of losses and loss adjustment expenses or the extent to which inflation may affect such amounts. We attempt to anticipate the potential impact of inflation in our pricing and our establishing of reserves for losses and loss adjustment expenses. Inflation in excess of the levels we have assumed could cause losses and loss adjustment expenses to be higher than we anticipated. Inflation assumptions also impact our reinsurance costs and the amount of reinsurance we must purchase to meet certain thresholds and higher inflation assumptions cause our reinsurance costs to increase.

Substantial future increases in inflation could also result in future increases in interest rates, which in turn are likely to result in a decline in the market value of the investment portfolio and cause unrealized losses or reductions in total stockholders’ equity.

Seasonality

Our Commercial All Risk and Hawaii Hurricane businesses expose us to claims from seasonal weather events such as hurricanes and windstorms. The occurrence of such events typically increases between June and November of each year. As a result, we may experience increased losses in our Commercial All Risk and Hawaii Hurricane lines of business during this period. Our Residential Earthquake and Commercial Earthquake businesses are not subject to seasonality.

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2022 and 2021 and for each of the Three Years Ended December 31, 2022, 2021 and 2020
Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	90
Consolidated Financial Statements
Consolidated Balance Sheets as of December 31, 2022 and 2021	93
Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2022, 2021 and 2020	94
Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2022, 2021 and 2020	95
Consolidated Statements of Cash Flows for the three years ended December 31, 2022, 2021 and 2020	96
Notes to Consolidated Financial Statements	98
Schedule II—Condensed Financial Information of Registrant—Parent Company only	129
Schedule V—Valuation and Qualifying Accounts	133

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and Subsidiaries' internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and Subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

March 1, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Palomar Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022, and 2021, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2023 expressed an unqualified opinion thereon.

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

Valuation of Reserve for Losses and Loss Adjustment Expenses

Description of the Matter

At December 31, 2022, the reserve for losses and loss adjustment expenses (LAE) is $231,415 (in thousands). As explained in Notes 2 and 9 to the consolidated financial statements, the reserve for losses and LAE represents management's best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

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

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations and comparing a sample of incurred and paid claims to source documentation. With the assistance of our actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods compared to methods used in prior periods and in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We compared the Company’s recorded reserves to a range of reasonable reserve estimates developed by our actuarial specialists based on independently selected methods and assumptions. We also compared the results of the reserve study prepared by a third-party actuarial firm to management’s recorded reserve. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

March 1, 2023

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31,	December 31,
	2022	2021
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $561,580 in 2022; $426,122 in 2021)	$515,064	$432,682
Equity securities, at fair value (cost: $42,352 in 2022; $31,834 in 2021)	38,576	33,261
Total investments	553,640	465,943
Cash and cash equivalents	68,108	50,284
Restricted cash	56	87
Accrued investment income	3,777	2,725
Premium receivable	162,858	88,012
Deferred policy acquisition costs	56,740	55,953
Reinsurance recoverable on paid losses and loss adjustment expenses	39,718	29,368
Reinsurance recoverable on unpaid losses and loss adjustment expenses	153,895	127,947
Ceded unearned premiums	204,084	58,315
Prepaid expenses and other assets	44,088	37,072
Deferred tax assets, net	10,622	—
Property and equipment, net	603	527
Intangible assets, net	8,261	9,501
Total assets	$1,306,450	$925,734
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$25,760	$21,284
Reserve for losses and loss adjustment expenses	231,415	173,366
Unearned premiums	471,314	284,665
Ceded premium payable	146,127	37,460
Funds held under reinsurance treaty	10,680	10,882
Deferred tax liabilities, net	—	3,908
Borrowings from credit agreements	36,400	—
Total liabilities	921,696	531,565
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,027,467 and 25,428,929 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid-in capital	333,558	318,902
Accumulated other comprehensive income (loss)	(36,515)	5,312
Retained earnings	87,708	69,952
Total stockholders' equity	384,754	394,169
Total liabilities and stockholders' equity	$1,306,450	$925,734

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Gross written premiums	$881,868	$535,175	$354,360
Ceded written premiums	(524,575)	(223,443)	(155,102)
Net written premiums	357,293	311,732	199,258
Change in unearned premiums	(40,827)	(77,906)	(44,190)
Net earned premiums	316,466	233,826	155,068
Net investment income	13,877	9,080	8,612
Net realized and unrealized (losses) gains on investments	(7,529)	1,277	1,488
Commission and other income	4,272	3,608	3,295
Total revenues	327,086	247,791	168,463
Expenses:
Losses and loss adjustment expenses	78,672	41,457	64,115
Acquisition expenses	110,771	95,433	64,041
Other underwriting expenses	69,219	53,723	34,084
Interest expense	873	40	—
Total expenses	259,535	190,653	162,240
Income before income taxes	67,551	57,138	6,223
Income tax expense (benefit)	15,381	11,291	(34)
Net income	52,170	45,847	6,257
Other comprehensive income, net:
Net unrealized (losses) gains on securities available for sale	(41,827)	(7,934)	8,560
Total comprehensive income	$10,343	$37,913	$14,817
Per Share Data:
Basic earnings per share	$2.07	$1.80	$0.25
Diluted earnings per share	$2.02	$1.76	$0.24

Weighted-average common shares outstanding:
Basic	25,243,397	25,459,514	24,872,251
Diluted	25,796,008	26,111,904	25,598,647

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2019	23,468,750	$2	$180,012	$4,686	$33,856	$218,556
Cumulative effect of adopting ASU 2016-13					(156)	(156)
Other comprehensive income, net of tax	—	—	—	8,560	—	8,560
Stock-based compensation	—	—	2,167	—		2,167
Issuance of common stock in January 2020 stock offering, net of offering costs	750,000	—	35,464	—	—	35,464
Issuance of common stock in June 2020 stock offering, net of offering costs	1,150,000	1	90,082	—	—	90,083
Issuance of common stock via employee stock purchase plan	28,367	—	741	—	—	741
Issuance of common stock via equity incentive plan	128,679	—	2,041	—	—	2,041
Net income	—	—	—	—	6,257	6,257
Balance at December 31, 2020	25,525,796	$3	$310,507	$13,246	$39,957	$363,713

Other comprehensive loss, net of tax	—	—	—	(7,934)	—	(7,934)
Stock-based compensation	—	—	5,584	—		5,584
Issuance of common stock via employee stock purchase plan	9,793	—	719	—	—	719
Issuance of common stock via equity incentive plan	132,436	—	2,092	—	—	2,092
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	45,847	45,847
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169

Other comprehensive loss, net of tax	—	—	—	(41,827)	—	(41,827)
Stock-based compensation	—	—	11,624	—	—	11,624
Issuance of common stock via employee stock purchase plan	13,990	—	760	—	—	760
Issuance of common stock via equity incentive plan	205,963	—	2,272	—	—	2,272
Repurchases of common stock	(621,415)	—	—	—	(34,414)	(34,414)
Net income	—	—	—	—	52,170	52,170
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$52,170	$45,847	$6,257
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	11,624	5,584	2,167
Depreciation and amortization expense	4,115	3,544	1,336
Allowance for credit loss on fixed maturity securities	236	106	—
Net realized and unrealized losses (gains) on investments	7,529	(1,277)	(1,488)
Amortization of premium on fixed maturity securities	1,607	2,317	1,214
Deferred income tax expense	(3,519)	641	1,094
Changes in operating assets and liabilities:
Accrued investment income	(1,052)	(180)	(1,159)
Premium receivable	(74,846)	(39,170)	(12,754)
Deferred policy acquisition costs	(787)	(20,472)	(10,280)
Reinsurance recoverables	(36,298)	(52,587)	(87,473)
Ceded unearned premiums	(145,768)	(23,284)	(8,926)
Prepaid expenses and other assets	(4,017)	591	(16,414)
Accounts payable and other accrued liabilities	5,426	(946)	5,998
Reserve for losses and loss adjustment expenses	58,049	44,330	112,215
Unearned premiums	186,649	101,176	53,116
Ceded premiums payable	108,667	15,227	10,850
Funds held under reinsurance treaty	(202)	6,367	2,857
Income taxes payable	—	—	(1,117)
Net cash provided by operating activities	169,583	87,814	57,493
Investing activities
Purchases of property and equipment	(313)	(18)	(132)
Capitalized software costs	(5,623)	(4,836)	(3,942)
Purchases of fixed maturity securities	(382,114)	(166,894)	(295,002)
Purchases of equity securities	(10,518)	(49,680)	(46,944)
Sales and maturities of fixed maturity securities	242,726	120,198	124,243
Sales of equity securities	—	41,553	45,983
Securities receivable or payable, net	(950)	1,500	(2,523)
Purchase of policy renewal rights	(15)	(11)	(7,068)
Net cash used in investing activities	(156,807)	(58,188)	(185,385)
Financing activities
Proceeds from Line of Credit	36,400	—	—
Proceeds from January 2020 stock offering, net of offering costs	—	—	35,464
Proceeds from June 2020 stock offering, net of offering costs	—	—	90,083
Proceeds from common stock issued via employee stock purchase plan	760	719	741
Proceeds from common stock issued via stock option exercises	2,272	2,092	2,041
Repurchase of common stock	(34,415)	(15,852)	—
Net cash provided by (used in) financing activities	5,017	(13,041)	128,329
Net increase in cash, cash equivalents and restricted cash	17,793	16,585	437
Cash, cash equivalents and restricted cash at beginning of period	50,371	33,786	33,349
Cash, cash equivalents and restricted cash at end of period	$68,164	$50,371	$33,786

Supplementary cash flow information:
Cash paid for income taxes	$18,890	$2,104	$7,182
Cash paid for interest	$704	$—	$—

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2022	2021
Cash and cash equivalents	$68,108	$50,284
Restricted cash	56	87
Cash and cash equivalents and restricted cash	$68,164	$50,371

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

PSIC is a property and casualty insurance company domiciled in the state of Oregon. The Company’s core focus is on the residential and commercial earthquake markets in earthquake-exposed states such as California, Oregon, Washington, and states with exposure to the New Madrid Seismic Zone. The Company also offers products tailored to broader geographic regions and perils, including Fronting Products, Inland Marine, Hawaii residential hurricane, Specialty Homeowners, Casualty, and Flood products. PSIC is licensed to underwrite insurance on an admitted basis in 37 states in the United States, as of December 31, 2022, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

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

The Company’s allowance for credit losses related to its available-for-sale securities was immaterial as of December 31, 2022 and December 31, 2021.

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

The Company recorded an allowance for uncollectable premiums of $0.1 million and $0.3 million as of December 31, 2022 and December 31, 2021, respectively, and believes that all other amounts are collectable.

Earned Premiums

Gross premiums written are recorded at policy inception and are earned as revenue ratably over the term of the respective policies. Premiums written not yet recognized as revenue are reflected as unearned premiums on the balance sheet, or as advanced premiums if received prior to the policy effective date. Premiums written where cash is not yet received are recognized as premiums receivable.

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2022 or 2021.

Deferred Policy Acquisition Costs

The costs of successfully acquiring new business, principally commission expense and premium taxes, are deferred and amortized over the terms of the policies in force, net of any ceding commissions or fronting fees and are shown as acquisition expenses in the accompanying consolidated statements of income and comprehensive income.

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

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized cost less accumulated amortization and are included as a component of prepaid expenses and other assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchases under a cloud computing arrangement and accounts for as a service contract. As such, capitalized costs are amortized over the term of the service contract, which currently ends in December 2028.

Intangible Assets

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist of customer relationships acquired from another insurer during 2020 which the Company is amortizing over a period of 8 years. Indefinite lived intangible assets consist of state licenses acquired upon formation of the Company. Intangible assets are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant. No impairments of intangible assets were recognized for the years ended December 31, 2022, 2021 or 2020.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2022, 2021 or 2020.

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

Reinsurance

The Company purchases excess of loss and quota share reinsurance to protect it against the impact of losses. The Company also writes premiums under fronting agreements where it cedes the majority of premium and risk to reinsurers in exchange for a fronting fee. Reinsurance premiums, commissions, and ceded unearned premiums are accounted for on bases consistent with the underlying terms of the reinsurance contracts and in proportion to the amount of insurance protection provided. The Company receives ceding commissions and fronting fees in connection with quota share and fronting reinsurance contracts. The ceding commissions and fronting fees are capitalized and amortized as a reduction of acquisition expenses. Amounts applicable to ceded unearned premiums are reported as assets in the accompanying consolidated balance sheets. Premiums earned and losses and loss adjustment expenses incurred are stated in the accompanying consolidated statements of income and comprehensive income net of amounts ceded to reinsurers.

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business only with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has not experienced any credit losses from reinsurance recoverables and did not have an allowance for uncollectable reinsurance recoverables as of December 31, 2022 or December 31, 2021.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2022 and 2021, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2022, 2021, or 2020.

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

The Company has not adopted any new accounting guidance during the year ended December 31, 2022.

Recently issued accounting pronouncements not yet adopted

To date, there have been no recent accounting pronouncements not yet effective that have significance, or potential significance, to the Company’s consolidated financial statements.

3. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2022	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$50,802	$2	$(2,253)	$48,551
States, territories, and possessions	5,857	49	(552)	5,354
Political subdivisions	4,919	—	(621)	4,298
Special revenue excluding mortgage/asset-backed securities	37,260	26	(4,487)	32,799
Industrial and miscellaneous	278,164	79	(24,148)	254,095
Mortgage/asset-backed securities	184,578	251	(14,862)	169,967
Total available-for-sale investments	$561,580	$407	$(46,923)	$515,064

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2021	Cost or Cost	Gains	Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$16,713	$347	$(190)	$16,870
States, territories, and possessions	3,789	288	(63)	4,014
Political subdivisions	6,295	107	(22)	6,380
Special revenue excluding mortgage/asset-backed securities	43,301	1,273	(76)	44,498
Industrial and miscellaneous	245,064	5,873	(1,891)	249,046
Mortgage/asset-backed securities	110,960	1,377	(463)	111,874
Total available-for-sale investments	$426,122	$9,265	$(2,705)	$432,682

Security holdings in an unrealized loss position

As of December 31, 2022, the Company held 543 fixed maturity securities in an unrealized loss position with a total estimated fair value of $484.7 million and total gross unrealized losses of $46.9 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment. As of December 31, 2021, the Company held 231 fixed maturity securities in an unrealized loss position with a total estimated fair value of $170.1 million and total gross unrealized losses of $2.7 million. None of the fixed maturity securities with unrealized losses has ever missed, or been delinquent on, a scheduled principal or interest payment.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$41,077	$(1,523)	$6,853	$(730)	$47,930	$(2,253)
States, territories, and possessions	3,227	(552)	—	—	3,227	(552)
Political subdivisions	4,298	(621)	—	—	4,298	(621)
Special revenue excluding mortgage/asset-backed securities	25,091	(3,287)	5,080	(1,200)	30,171	(4,487)
Industrial and miscellaneous	192,185	(15,667)	55,605	(8,481)	247,790	(24,148)
Mortgage/asset-backed securities	118,815	(9,908)	32,448	(4,954)	151,263	(14,862)
Total	$384,693	$(31,558)	$99,986	$(15,365)	$484,679	$(46,923)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2021	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$5,968	$(147)	$1,457	$(43)	$7,425	$(190)
States, territories, and possessions	1,444	(63)	—	—	1,444	(63)
Political subdivisions	1,815	(22)	—	—	1,815	(22)
Special revenue excluding mortgage/asset-backed securities	6,280	(76)	—	—	6,280	(76)
Industrial and miscellaneous	94,020	(1,468)	5,570	(423)	99,590	(1,891)
Mortgage/asset-backed securities	51,246	(412)	2,319	(51)	53,565	(463)
Total	$160,773	$(2,188)	$9,346	$(517)	$170,119	$(2,705)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss related to any of these securities. An immaterial allowance for credit losses was recorded pertaining to one investment security as of December 31, 2022 and 2021. For the remaining securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2022, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$41,686	$41,106
Due after one year through five years	182,785	170,399
Due after five years through ten years	126,990	112,822
Due after ten years	25,541	20,770
Mortgage and asset-backed securities	184,578	169,967
	$561,580	$515,064

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$(53,076)	$(10,148)	$10,835
Net increase (decrease)	$(53,076)	$(10,148)	$10,835

Net investment income summary

Net investment income is summarized as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Interest income	$13,631	$9,119	$8,554
Dividend income	739	461	489
Investment management fees and expenses	(493)	(500)	(431)
Net investment income	$13,877	$9,080	$8,612

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2022	2021	2020

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$14	$466	$501
Gains on sales of equity securities	—	1,416	62
Total realized gains	14	1,882	563
Realized losses:
Losses on sales of fixed maturity securities	(2,340)	(1)	(46)
Losses on sales of equity securities	—	—	(68)
Total realized losses	(2,340)	(1)	(114)
Net realized investment gains (losses)	(2,326)	1,881	449
Net unrealized gains (losses) on equity securities	(5,203)	(604)	1,039
Net realized and unrealized gains (losses) on investments	$(7,529)	$1,277	$1,488

Proceeds from the sale of fixed maturity securities were $19.7 million, $17.4 million and $39.8 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the consolidated balance sheets. At December 31, 2022 and 2021, the carrying value of securities on deposit with state regulatory authorities was $8.5 million and $7.5 million, respectively.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

December 31, 2022	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$48,551	$—	$48,551
States, territories, and possessions	—	5,354	—	5,354
Political subdivisions	—	4,298	—	4,298
Special revenue excluding mortgage/asset-backed securities	—	32,799	—	32,799
Industrial and miscellaneous	—	254,095	—	254,095
Mortgage/asset-backed securities	—	169,967	—	169,967
Equity securities	38,576	—	—	38,576
Cash, cash equivalents, and restricted cash	68,164	—	—	68,164
Total assets	$106,740	$515,064	$—	$621,804

December 31, 2021	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,870	$—	$16,870
States, territories, and possessions	—	4,014	—	4,014
Political subdivisions	—	6,380	—	6,380
Special revenue excluding mortgage/asset-backed securities	—	44,498	—	44,498
Industrial and miscellaneous	—	249,046	—	249,046
Mortgage/asset-backed securities	—	110,374	1,500	111,874
Equity securities	33,261	—	—	33,261
Cash, cash equivalents, and restricted cash	50,371	—	—	50,371
Total assets	$83,632	$431,182	$1,500	$516,314

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity. The carrying amount of the Company’s borrowings under the Federal Home Loan Bank (“FHLB”) line of credit approximates fair value as the Company is currently borrowing at the overnight rate, which is adjusted daily.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of December 31, 2022, the Company had no fixed income securities classified as Level 3. As of December 31, 2021, the Company had $1.5 million of fixed income securities classified as Level 3 due to the lack of availability of observable market inputs for recently purchased securities.

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$55,953	$35,481	$25,201
Additions to deferred balance:
Direct commissions	209,061	133,242	82,786
Ceding commissions and fronting fees	(109,302)	(32,249)	(19,371)
Premium taxes	10,166	8,209	7,024
Total net additions	109,925	109,202	70,439
Amortization of net policy acquisition costs	(109,138)	(88,730)	(60,159)
Balance, end of year	$56,740	$55,953	$35,481
Acquisition expenses:
Amortization of net policy acquisition costs	$109,138	$88,730	$60,159
Period costs	1,633	6,703	3,882
Total Acquisition expenses	$110,771	$95,433	$64,041

6. Intangible Assets

Intangible assets consist of the following:

	December 31,
	2022	2021

	(in thousands)
Indefinite-lived intangibles:
State insurance licenses	$744	$744
Finite-lived intangibles:
Customer relationships	10,023	10,008
Accumulated amortization on finite-lived intangibles	(2,506)	(1,251)
Total intangible assets	$8,261	$9,501

State insurance licenses consist of licenses acquired at the inception of PSIC.

Customer relationships represents the fair value of acquired policy renewal rights. The Company began amortizing this intangible asset on a straight line basis in 2021 and is amortizing it over a period of 8 years. Amortization expense for the years ended December 31, 2022 and 2021 was $1.3 million during each year.

7. Capitalized Assets

Capitalized software is included as a component of prepaid expenses and other assets in the Company’s consolidated balance sheet. The balances are as follows:

		Accumulated	Net
December 31, 2022	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$18,622	$(6,303)	$12,319

		Accumulated	Net
December 31, 2021	Cost	Amortization	Book Value

	(in thousands)
Capitalized Software	$13,205	$(3,831)	$9,374

Amortization expense relating to capitalized software for the years ended December 31, 2022, 2021 and 2020 was $2.6 million, $2.1 million, and $1.1 million, respectively.

Property and Equipment consists of the following:

		Accumulated	Net
December 31, 2022	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(694)	$185
Computer hardware	402	(205)	197
Office equipment and furniture	724	(503)	221
Total	$2,005	$(1,402)	$603

		Accumulated	Net
December 31, 2021	Cost	Depreciation	Book Value

	(in thousands)
Leasehold improvements	$879	$(576)	$303
Computer hardware	294	(148)	146
Office equipment and furniture	519	(441)	78
Total	$1,692	$(1,165)	$527

Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $0.2 million, $0.2 million, and $0.2 million respectively.

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

Operating lease costs for the years ended December 31, 2022, 2021 and 2020 were $0.8 million, $0.7 million and $0.7 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2022	(in thousands)
Operating cash outflows from operating leases	$922

December 31, 2022	($ in thousands)
Operating lease ROU assets	$1,688
Operating lease liabilities	$2,066
Weighted-average remaining lease term on operating leases	2.7	years
Weighted-average discount rate on operating leases	1.4%

Future minimum lease payments as of December 31, 2022 are as follows:

Years ending December 31,	(in thousands)
2023	966
2024	640
2025	168
2026	173
2027	240
2028	—
Total future minimum lease payments	$2,187
Less: imputed interest	(121)
Total operating lease liability	$2,066

9. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2022, 2021, and 2020. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Reserve for losses and loss adjustment expenses net of reinsurance recoverables at beginning of period	$45,419	$34,470	$3,869
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	76,289	45,042	64,179
Prior years	2,383	(3,585)	(64)
Total incurred	78,672	41,457	64,115
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	21,802	12,063	31,879
Prior years	24,769	18,445	1,635
Total payments	46,571	30,508	33,514
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	77,520	45,419	34,470
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	153,895	127,947	94,566
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$231,415	$173,366	$129,036

The foregoing reconciliation shows a loss and loss adjustment expense deficiency of $2.4 million developed in 2022 and loss and loss adjustment expense reserve redundancies of $3.6 million and $0.1 million developed in 2021 and 2020, respectively. During 2022, the net unfavorable reserve development was primarily attributable to prior year catastrophe events including certain 2020 Hurricanes, offset by favorable development related to 2021 attritional and catastrophe losses.

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

As such, the following tables show the Company’s historical homeowner and special property incurred and cumulative paid losses and LAE development, net of reinsurance, as well as IBNR loss reserves and the number of reported claims on an aggregate basis as of December 31, 2022 and for previous accident years.

The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2022 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

									As of December 31, 2022
									Incurred but	Cumulative
	Year Ended December 31,								Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Liabilities	Claims
2015	$2,048	$1,785	$1,658	$1,636	$1,642	$1,636	$1,643	$1,612	$—	567
2016		6,069	5,878	5,721	5,636	5,622	5,609	5,604	—	1,357
2017			9,354	7,418	6,630	6,388	5,587	5,681	11	3,516
2018				2,193	2,008	1,930	1,929	1,529	—	1,017
2019					914	838	807	676	36	1,386
2020						19,100	15,088	13,715	106	4,451
2021							8,453	5,765	—	4,081
2022								7,237	1,000	2,149
Total								$41,819	$1,153	18,524

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Homeowners’ Insurance (in thousands)

	Year Ended December 31,
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
2015	$860	$1,379	$1,523	$1,615	$1,634	$1,636	$1,643	$1,612
2016		4,120	5,356	5,585	5,607	5,619	5,609	5,604
2017			7,135	7,375	6,628	6,371	5,586	5,649
2018				1,550	1,853	1,922	1,922	1,529
2019					546	685	685	704
2020						13,588	13,095	13,161
2021							4,351	5,472
2022								5,310
Total								$39,041
Reserve for losses and loss adjustment expense, net of reinsurance								$2,778
(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Homeowners’ Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5 (2)	Year 6	Year 7	Year 8 (2)
Payout percentage	85.32%	16.39%	0.81%	0.88%	(9.53)%	0.35%	0.17%	(1.92)

(2) Negative payout percentages are due to timing of reinsurance payments, allocations of reinsurance between different lines of business based on actual results, and allocation of reinsurance to different periods for reinsurance treaties in effect for multiple periods. These are primarily associated with larger recoveries from catastrophe events in earlier years of operation.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

									As of December 31, 2022
									Incurred but	Cumulative
	Year Ended December 31,								Not Reported	Number of
Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022	Liabilities	Claims
2015	$630	$719	$671	$671	$678	$677	$673	$692	$—	6
2016		1,381	1,249	1,251	1,454	1,453	1,453	1,521	—	26
2017			3,071	3,475	4,014	4,264	4,974	4,987	—	110
2018				5,970	6,095	6,009	6,021	6,412	—	176
2019					3,661	3,385	3,140	3,617	62	294
2020						42,334	42,160	45,850	2,263	960
2021							21,383	19,393	758	1386
2022								35,650	10,515	1,425
Total								$118,122	$13,598	4,383

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Special Property Insurance (in thousands)

Accident Year	2015(1)	2016(1)	2017(1)	2018(1)	2019(1)	2020(1)	2021(1)	2022
2015	$265	$438	$586	$626	$666	$673	$673	$692
2016		703	1,064	1,216	1,444	1,453	1,453	1,521
2017			1,967	3,344	4,011	4,269	4,974	4,987
2018				2,859	6,036	6,009	6,021	6,414
2019					1,633	2,825	3,072	3,466
2020						18,274	36,127	42,343
2021							7,004	17,028
2022								7,337
Total								83,788
Reserve for losses and loss adjustment expense, net of reinsurance								34,334

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Special Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8
Payout percentage	38.78%	35.64%	10.79%	7.40%	6.66%	0.42%	2.24%	2.70%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2022
(in thousands)
Net outstanding liabilities:
Homeowners’ insurance	$2,778
Special property	34,334
Reinsurance- Nonproportional assumed property(1)	8,568
Other	31,840
Reserve for losses and loss adjustment expense, net of reinsurance	77,520
Reinsurance recoverable on unpaid claims:
Homeowners’ insurance	$11,339
Special property	97,231
Other	45,325
Total reinsurance recoverable on unpaid claims	153,895
Total reserve for losses and loss adjustment expenses	$231,415

(1)	Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed reinsurance business. This amount reflects gross and net reserves related to this treaty and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed quota arrangement. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

10. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company primarily utilizes excess of loss (XOL) and quota share reinsurance to protect against catastrophe and attritional losses. The Company also writes premiums under fronting agreements, whereby the majority of premium and risk is ceded to reinsurers and the Company receives a fronting fee.

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. Historically, the Company has had a retention of between $5 million and $15 million for hurricane and earthquake events. As of December 31, 2022, the Company’s catastrophe event retention is $12.5 million for all perils. As of December 31, 2022, the Company’s XOL reinsurance structure provides protection up to $2.11 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events.

In a quota share agreement, the Company transfers, or cedes, a portion of its premiums to reinsurers and, in return, the reinsurer must share an agreed upon portion of losses and pay a ceding commission to the Company. In a fronting agreement, the Company writes premium and then cedes the majority of the premium and risk in exchange for a fronting fee, which is the primary source of profit in the arrangement.

The following table shows ceded written premiums under fronting and quota share arrangements by line of business for the years ended December 31, 2022, 2021 and 2020:

The following table shows ceded written premiums under fronting and quota share arrangements by line of business for the years ended December 31, 2022, 2021 and 2020:
	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Fronting	$237,285	$11,001	$—
Inland Marine	63,627	28,389	5,339
Specialty Homeowners	4,946	27,394	22,295
Commercial Earthquake	20,467	14,447	6,929
Commercial All Risk	6,260	3,948	19,218
Others	32,609	10,822	5,495
Total	$365,193	$96,001	$59,276

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2022 and 2021, ceded unearned premiums totaled $204.1 million and $58.3 million, respectively. The increase was driven primarily by premium growth in lines subject to fronting agreements or quota shares.

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

Written premiums ceded under these catastrophe bond agreements were $28.3 million, $11.7 million and $5.0 million for the years ended December 31, 2022, 2021 and 2020, respectively.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2022, 2021 and 2020, is as follows:

	2022		2021		2020
	Written	Earned	Written	Earned	Written	Earned

	(in thousands)
Premiums Written and Earned:
Direct	$816,387	$628,973	$467,424	$384,463	$324,253	$271,887
Assumed	65,481	66,299	67,751	49,535	30,107	29,569
Ceded	(524,575)	(378,806)	(223,443)	(200,172)	(155,102)	(146,388)
Net	$357,293	$316,466	$311,732	$233,826	$199,258	$155,068

	2022
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$133,517	$38,004	$171,521
Assumed	23,574	5,998	29,572
Ceded	(91,261)	(31,159)	(122,421)
Net	$65,829	$12,843	$78,672

	2021
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$168,292	$13,295	$181,587
Assumed	17,184	1,926	19,110
Ceded	(148,106)	(11,134)	(159,240)
Net	$37,370	$4,087	$41,457

	2020
	Losses	LAE	Total

	(in thousands)
Losses and LAE Incurred:
Direct	$145,774	$18,777	$164,551
Assumed	3,485	159	3,644
Ceded	(91,969)	(12,111)	(104,080)
Net	$57,290	$6,825	$64,115

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains letters of credit from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2022 and 2021, the Company had retained $10.7 million and $10.9 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2022, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $22.9 million and $18.4 million, representing 23.9% of the total balance. For the year ended December 31, 2021, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $11.7 million and $10.4 million, representing 20.9% of the total balance. For the year ended December 31, 2020, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $9.7 million, $8.6 million and $6.0 million, representing 22.4% of the total balance.

At December 31, 2022 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $60.6 million, $53.9 million and $50.6 million representing 31.5% of the total balance. At December 31, 2021 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $21.9 million, $10.5 million and $9.2 million representing 19.3% of the total balance. All of the Company’s reinsurers are required to have an A.M. best rating of A− (excellent) or better or post collateral.

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

The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. As of December 31, 2022, the Company was in compliance with all covenants.

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

As of December 31, 2022 and 2021, there were no outstanding borrowings under this Credit Agreement. For the year ended December 31, 2022, the Company incurred $0.4 million of interest related to amortization of the commitment fee and unused line fee paid on the Credit Agreement.

FHLB Line of Credit

The Company’s PSIC subsidiary is a member of the Federal Home Loan Bank of San Francisco (“FHLB”). Membership in the FHLB provides PSIC access to collateralized advances, which can be drawn for general corporate purposes and used to enhance liquidity management. All borrowings are fully secured by a pledge of specific investment securities of PSIC and the borrowing capacity is currently equal to 10% of PSIC’s statutory admitted assets. All advances have a predetermined term and the interest rate varies based on the term of the advance.

As of December 31, 2022, the Company had $36.4 million of borrowings outstanding through the FHLB at the overnight rate of 4.65%. Interest expense on the FHLB Line of Credit was $0.5 million for the year ended December 31, 2022. There were no borrowings outstanding at December 31, 2021.

12. Stockholders’ Equity

As of December 31, 2022 and December 31, 2021, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2022 and December 31, 2021, the Company has 500,000,000 common shares authorized and 25,027,467 and 25,428,929 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $333.6 million as of December 31, 2022 and $318.9 million as of December 31, 2021.

Common stock reserved for future issuance consists of the following as of December 31, 2022:

Stock options outstanding under 2019 Equity Incentive Plan	882,892
Restricted stock units outstanding under 2019 Equity Incentive Plan	271,951
Performance stock units outstanding under 2019 Equity Incentive Plan	383,103
Shares authorized for future issuance under 2019 Equity Incentive Plan	2,594,587
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	907,850
Total	5,040,383

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Stock-Based Compensation Expense	$11,624	$5,584	$2,167

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

The following table summarizes stock option transactions for the year ended December 31, 2022:

			Weighted average
			remaining	Aggregate
	Number of	Weighted-average	contractual term	intrinsic value
	shares	exercise price	(in years)	(in thousands)
Outstanding at January 1, 2022	933,051	$29.41	7.59	$36,679
Options granted	122,539	51.99
Options exercised	(148,427)	15.31
Options canceled	(24,271)	68.13
Outstanding at December 31, 2022	882,892	$33.85	6.92	$16,990
Vested and Exercisable at December 31, 2022	658,858	$26.33	6.48	$16,001

The total intrinsic value of stock options exercised during the years ended December 31, 2022 and December 31, 2021 was $7.1 million and $8.5 million, respectively. No options were exercised prior to 2020. As of December 31, 2022, the Company had approximately $3.6 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.58 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions in each year presented:

	Year ended December 31,
	2022	2021	2020

	(in thousands)
Risk free rate of return (1)	1.69% - 4.23%	0.57% - 1.35%	0.32% - 1.52%
Expected share price volatility (2)	39.73% - 43.03%	26.06% - 39.41%	18.13% - 25.67%
Expected life in years (3)	5.89	5.89	5.63 - 6.08
Dividend yield (4)	0%	0%	0%
(1)	Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(2)	Determined based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies.
(3)	Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.
(4)	Determined to be zero as the Company does not currently plan to issue dividends.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2022:

		Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at January 1, 2022	235,696	$79.33
Granted	100,106	51.53
Vested	(57,536)	80.60
Forfeited	(6,315)	76.30
Non vested outstanding at December 31, 2022	271,951	$68.90

As of December 31, 2022, the Company had approximately $15.4 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.87 years.

Performance Stock Units (“PSUs”)

The Company issues PSUs to employees with a combination of service, performance, and market conditions.

The majority of PSUs were issued pursuant to the 2021 Executive Stock Grants, as described below. For other PSU grants, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. The PSU’s performance period is the fiscal year of the grant. At the end of the performance period, the actual results will be measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the year ended December 31, 2022:

		Weighted-average
	Number of	grant date
	shares	fair value
Non vested outstanding at January 1, 2022	358,401	$36.87
Granted	26,165	50.36
Vested	—	—
Forfeited	(1,463)	80.69
Non vested outstanding at December 31, 2022	383,103	$37.62

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the executive stock grants and the 100% achievement of the predetermined company performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets and subject to recipient service requirements. As of December 31, 2022, the Company had approximately $10.5 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 3.54 years.

2021 Executive Stock Grants

During the year ended December 31, 2021, the Company granted 192,307 RSUs and 350,000 PSUs to various executives, including the Company’s CEO. The RSUs vest over a period of five years with one fifth vesting upon the first, second and third anniversary of the grants and the remainder vesting monthly thereafter.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period. The Company’s CEO must remain as an employee through December 31, 2025, or as an employee and/or director through the fifth anniversary of the grant date the PSUs to vest. Other executives must remain as employees through December 31, 2026 for the PSUs to vest. As of December 31, 2022, none of the stock price milestones have been achieved.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 13,990 and 9,793 shares pursuant to the ESPP during the years ended December 31, 2022 and December 31, 2021, respectively.

Share repurchases

During the year ended December 31, 2021, the Company’s Board of Directors authorized a $40 million share repurchase program and the Company repurchased $15.9 million of shares under this program in 2021. On January 24, 2022, the Board of Directors approved a new share repurchase program, replacing the existing program and authorizing the repurchase by the Company of up to $100 million of its outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 621,415 shares for $34.4 million under this program during the year ended December 31, 2022. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2022	2021	2020

	(in thousands)
Balance as of January 1	$5,312	$13,246	$4,686
Other comprehensive income (loss) before reclassification	(55,270)	(9,579)	11,292
Federal income tax (expense) benefit	11,607	2,012	(2,371)
Other comprehensive income (loss) before reclassification, net of tax	(43,663)	(7,567)	8,921
Amounts reclassified from AOCI	2,325	(464)	(456)
Federal income tax expense (benefit)	(489)	97	95
Amounts reclassified from AOCI, net of tax	1,836	(367)	(361)
Other comprehensive income (loss)	(41,827)	(7,934)	8,560
Balance at end of period	$(36,515)	$5,312	$13,246

14. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, fronting, inland marine, wind, casualty, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2022		2021		2020

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting	$223,249	25.3%	$11,459	2.2%	$-	NM
Residential Earthquake	213,803	24.2%	171,048	32.0%	140,934	39.8%
Commercial Earthquake	131,677	14.9%	90,552	16.9%	58,890	16.6%
Inland Marine	105,068	11.9%	57,124	10.7%	15,423	4.3%
Commercial All Risk	51,671	5.9%	38,640	7.2%	53,933	15.2%
Casualty	35,791	4.1%	9,584	1.9%	—	NM
Hawaii Hurricane	32,967	3.7%	30,298	5.6%	13,824	3.9%
Specialty Homeowners	29,959	3.4%	67,894	12.7%	49,849	14.1%
Residential Flood	14,539	1.7%	11,652	2.2%	8,176	2.3%
Other	43,144	4.9%	46,924	8.6%	13,331	3.8%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$354,360	100.0%
NM-Not Meaningful

Gross written premiums by state are as follows:

	Year Ended December 31,
	2022		2021		2020

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$418,809	47.5%	$244,416	45.6%	$172,765	48.8%
Texas	90,459	10.3%	62,893	11.8%	67,974	19.2%
Washington	41,827	4.7%	23,608	4.4%	14,328	4.0%
Hawaii	40,157	4.5%	34,993	6.5%	16,398	4.6%
Florida	38,715	4.4%	27,386	5.1%	5,795	1.7%
Oregon	24,108	2.7%	13,677	2.6%	10,038	2.8%
Illinois	17,368	2.0%	12,133	2.3%	6,133	1.7%
North Carolina	12,776	1.5%	15,271	2.9%	11,143	3.1%
Other	197,649	22.4%	100,798	18.8%	49,786	14.1%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$354,360	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Year Ended December 31,
	2022		2021		2020

	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$489,720	55.5%	$383,064	71.6%	$324,870	91.7%
PESIC	392,148	44.5%	152,111	28.4%	29,490	8.3%
Total Gross Written Premiums	$881,868	100.0%	$535,175	100.0%	$354,360	100.0%

The Company distributes a significant portion of its Fronting, Residential Earthquake, Commercial Earthquake, and Hawaii Hurricane products through two program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies. In total, these products accounted for $417.5 million or 47.3% of the Company’s gross written premiums for the year ended December 31, 2022, $255.8 million or 48.2% of the Company’s gross written premiums for the year ended December 31, 2021, and $191.3 million or 54.0% of the Company’s gross written premiums for the year ended December 31, 2020.

15. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2022, 2021 and 2020 the Company’s contributions to the plan were $0.7 million, $0.7 million and $0.3 million, respectively.

16. Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Current	$18,842	$10,650	$(1,128)
Deferred	(3,461)	641	1,094
Income tax expense (benefit)	$15,381	$11,291	$(34)

As of December 31, 2022 and 2021, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021

	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$680	$279
State tax net operating losses	3,070	2,879
Deferred Intercompany	656	—
Unearned premiums	11,258	9,569
Capitalized organizational costs	184	214
Unrealized losses on investments	9,891	—
Deferred compensation	1,585	997
Other	1,544	1,285
Total deferred tax assets	$28,868	$15,223
Deferred tax liabilities:
Deferred acquisition costs	$(11,922)	$(11,754)
Unrealized gains on investments	—	(1,612)
Internally developed software	(1,520)	(1,969)
Other	(1,734)	(919)
Total deferred tax liabilities	(15,176)	(16,254)
Net deferred tax asset (liability) before valuation allowance	13,692	(1,031)
Valuation allowance	(3,070)	(2,879)
Total net deferred tax assets (liabilities)	$10,622	$(3,910)

The valuation allowance shown above relates to deferred tax assets associated with state net operating loss carryforwards. These carryforwards do not meet the “more likely than not” criteria under ASC 740, Income Taxes due to the limited carryforward period and the Company will continue to maintain a valuation allowance on the associated deferred tax assets as of December 31, 2022. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

As of December 31, 2022, there are no federal net operating losses or tax credit carryforwards.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2022, 2021 and 2020:

	Years Ended December 31,
	2022		2021		2020

	($ in thousands)
Expense computed at federal tax rate	$14,186	21.00%	$11,999	21.00%	$1,321	21.00%
Stock-based compensation	153	0.23%	(1,067)	(1.87)%	(1,538)	(24.44)%
Dividend received deduction and tax‑exempt interest	(101)	(0.15)%	(81)	(0.14)%	(67)	(1.06)%
Valuation allowance	191	0.28%	2,199	3.85%	606	9.63%
Other	952	1.41%	(1,759)	(3.08)%	(356)	(5.67)%
Income tax expense (benefit)	$15,381	22.77%	$11,291	19.76%	$(34)	(0.54)%

For the year ended December 31, 2022, the difference relates primarily to non-deductible executive compensation expense and state taxes. For the year ended December 31, 2021, the difference relates primarily to a benefit from the permanent component of employee stock option exercises and state taxes. For the year ended December 31, 2020, the difference relates primarily the permanent component of employee stock option exercises. For the years ended December 31, 2021 and Decembers 31, 2020, the Company increased its valuation allowance relating to deferred tax assets associated with state net operating losses.

As of December 31, 2022 and 2021, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s income tax returns for 2019 through 2021 remain subject to examination by the tax authorities.

17. Earnings Per Share

The following table sets forth the computation of earnings per share of common stock:

	Year ended December 31,
	2022	2021	2020

	(in thousands, except shares and per share data)
Net income	$52,170	$45,847	$6,257
Weighted average common shares outstanding:
Basic	25,243,397	25,459,514	24,872,251
Common Share equivalents	552,611	652,390	726,396
Diluted	25,796,008	26,111,904	25,598,647

Earnings per share:
Basic	$2.07	$1.80	$0.25
Diluted	$2.02	$1.76	$0.24

Common share equivalents relate to outstanding stock options, RSUs, and PSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method.

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

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC and PESIC as of December 31, 2022, 2021 and 2020 and for the years then ended are summarized as follows:

	December 31,
	2022	2021	2020

	(in thousands)
Statutory net income (loss)	$76,222	$51,410	$1,753
Statutory capital and surplus	314,508	271,977	213,721

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2022 and 2021, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2022 and 2021 was approximately $1.2 million and $1.2 million, respectively. Actual statutory capital and surplus at December 31, 2022 and 2021 was $15.6 million and $15.7 million, respectively. PSRE had statutory net income of $.2 million, $1.4 million and $0.9 million for 2022, 2021 and 2020, respectively.

PSRE had stockholders’ equity of $15.5 million and $17.0 million on a GAAP basis at December 31, 2022 and 2021, respectively. The principal difference between statutory capital and surplus and stockholders’ equity presented in accordance with GAAP are prepaid expenses, which are non-admitted assets for Bermuda statutory purposes. In the third and fourth quarter of 2021, PSRE distributed $15.0 million and $10.0 million in dividends to the Company. No dividends were paid in 2022.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2022 and 2021, the Company met the minimum liquidity ratio requirement.

19. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $78.2 million in 2023 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may not pay a dividend or distribution in 2023 without approval of the Arizona Insurance Commissioner due to incurring a statutory net loss in 2022.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2023 is calculated to be approximately $3.9 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

20. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit

As of December 31, 2022, the Company has six irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to a total of $5.7 million and may renew if the Company continues to assume premium from these insurance companies. The letters of credit are collateralized by either the Company’s available-for-sale investments or the Credit Agreement.

In addition, the Company established a Regulation 114 Trust account for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. As of December 31, 2022 the trust had a market value of $37.2 million.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31,	December 31,
	2022	2021
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $51,993 in 2022, $50,916 in 2021)	$45,511	$49,221
Equity securities, at fair value: (cost: $1,725 in 2022, $1,725 in 2021)	1,626	1,839
Total investments	47,136	51,060
Cash and cash equivalents	781	4,437
Accrued investment income	320	313
Prepaid expenses and other assets	2,267	966
Receivables from subsidiaries	3,689	2,322
Investment in subsidiaries	405,524	365,018
Total assets	$459,718	$424,116
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$7,359	$4,672
Payables to subsidiaries	57,324	11,102
Federal income tax payable	10,282	10,265
Deferred tax liabilities	—	3,908
Total liabilities	74,965	29,947
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2022 and December 31, 2021, 0 shares issued and outstanding as of December 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 25,027,467 and 25,428,929 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	3	3
Additional paid‑in capital	333,557	318,902
Accumulated other comprehensive income (loss)	(36,514)	5,312
Retained earnings	87,708	69,952
Total stockholders' equity	384,753	394,169
Total liabilities and stockholders' equity	$459,718	$424,116

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Net investment income	$1,048	$555	$939
Net realized and unrealized gains (losses) on investments	(320)	217	63
Total revenues	728	772	1,002
Expenses:
Other operating expenses	33,292	19,480	8,696
Income (loss) before income taxes	(32,564)	(18,708)	(7,694)
Income tax expense (benefit)	(8,464)	11,039	(34)
Loss before equity in net income of subsidiaries	(24,100)	(29,747)	(7,660)
Equity in net income of subsidiaries	76,270	75,594	13,917
Net income	52,170	45,847	6,257
Other comprehensive income:
Net unrealized gains (losses) on securities available for sale	(3,997)	580	1,075
Equity in other comprehensive income (loss) of subsidiaries, net of taxes	(37,830)	(8,514)	7,485
Total comprehensive income	$10,343	$37,913	$14,817

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$52,170	$45,847	$6,257
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(76,270)	(75,594)	(13,917)
Stock-based compensation expense	8,820	4,755	—
Net realized and unrealized losses on investments	320	(217)	(63)
Amortization of premium on fixed maturity securities	347	443	350
Deferred income tax expense	7,210	634	1,094
Changes in operating assets and liabilities:	36,449	13,596	7,772
Net cash provided by (used in) operating activities	29,046	(10,536)	1,493
Investing activities
Purchases of fixed maturity securities	(9,807)	(2,177)	(71,048)
Sales and maturities of fixed maturity securities	8,488	11,396	6,651
Cash paid to subsidiaries	—	(15,595)	(59,789)
Cash received from subsidiaries	—	27,100	—
Net cash provided by (used in) investing activities	(1,319)	20,724	(124,186)
Financing activities
Proceeds from January 2020 stock offering, net of offering costs	—	—	35,464
Proceeds from June 2020 stock offering, net of offering costs	—	—	90,083
Proceeds from common stock issued via equity incentive plans	3,032	2,811	2,782
Repurchase of common stock	(34,415)	(15,852)	—
Net cash provided by (used in) financing activities	(31,383)	(13,041)	128,329
Net (decrease) increase in cash and cash equivalents	(3,656)	(2,853)	5,636
Cash and cash equivalents at beginning of period	4,437	7,290	1,654
Cash and cash equivalents at end of period	$781	$4,437	$7,290
Supplementary cash flow information:
Cash paid for income taxes	$18,890	$2,104	$7,182
Cash paid for interest	$704	$—	$—

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2022
Valuation Allowance for deferred tax assets	$2,879	$191	$—	$3,070
Valuation Allowance for premium receivable	$315	$188	407	$96
Year Ended December 31, 2021
Valuation Allowance for deferred tax assets	$680	$2,199	$—	$2879
Valuation Allowance for premium receivable	$203	$285	173	$315

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2022, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2022. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2022, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules- All financial statement schedules are filed as part of this report under Item 8- Financial Statements.

(3) Exhibits

Exhibit Number	Exhibit Description

3.1

Certificate of Amendment to Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2022).

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).
4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021)
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
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

21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2023.

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

Signature	Title	Date

/s/ Mac Armstrong Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 1, 2023

/s/ T. Christopher Uchida T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2023

/s/ Daryl Bradley Daryl Bradley	Director	March 1, 2023

/s/ Robert E. Dowdell Robert E. Dowdell	Director	March 1, 2023

/s/ Catriona M. Fallon Catriona M. Fallon	Director	March 1, 2023

/s/ Daina Middleton Daina Middleton	Director	March 1, 2023

/s/ Martha Notaras Martha Notaras	Director	March 1, 2023

/s/ Richard H. Taketa Richard H. Taketa	Lead Independent Director	March 1, 2023