Form 10-Q
period 2023-03-31
Palomar Holdings, Inc.
filed 2023-05-08
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

Number of shares of the registrant’s common shares outstanding at May 5, 2023: 24,857,872

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $594,736 in 2023; $561,580 in 2022)	$554,489	$515,064
Equity securities, at fair value (cost: $42,352 in 2023; $42,352 in 2022)	39,356	38,576
Total investments	593,845	553,640
Cash and cash equivalents	80,295	68,108
Restricted cash	65	56
Accrued investment income	4,077	3,777
Premiums receivable	187,910	162,858
Deferred policy acquisition costs, net of ceding commissions and fronting fees	54,187	56,740
Reinsurance recoverable on paid losses and loss adjustment expenses	45,801	39,718
Reinsurance recoverable on unpaid losses and loss adjustment expenses	183,601	153,895
Ceded unearned premiums	232,425	204,084
Prepaid expenses and other assets	41,291	44,088
Deferred tax assets, net	9,005	10,622
Property and equipment, net	540	603
Intangible assets, net	7,948	8,261
Total assets	$1,440,990	$1,306,450
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$19,401	$25,760
Reserve for losses and loss adjustment expenses	264,967	231,415
Unearned premiums	496,182	471,314
Ceded premium payable	173,035	146,127
Funds held under reinsurance treaty	11,356	10,680
Borrowings from credit agreements	71,400	36,400
Total liabilities	1,036,341	921,696
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,942,196 and 25,027,467 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	337,492	333,558
Accumulated other comprehensive loss	(31,041)	(36,515)
Retained earnings	98,195	87,708
Total stockholders' equity	404,649	384,754
Total liabilities and stockholders' equity	$1,440,990	$1,306,450

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2023	2022
Revenues:
Gross written premiums	$250,112	$170,934
Ceded written premiums	(170,344)	(89,552)
Net written premiums	79,768	81,382
Change in unearned premiums	3,473	(5,350)
Net earned premiums	83,241	76,032
Net investment income	5,120	2,579
Net realized and unrealized gains (losses) on investments	146	(1,278)
Commission and other income	695	777
Total revenues	89,202	78,110
Expenses:
Losses and loss adjustment expenses	20,652	14,954
Acquisition expenses, net of ceding commissions and fronting fees	25,679	28,054
Other underwriting expenses	19,222	15,925
Interest expense	1,020	93
Total expenses	66,573	59,026
Income before income taxes	22,629	19,084
Income tax expense	5,316	4,547
Net income	17,313	14,537
Other comprehensive income (loss), net:
Net unrealized gains (losses) on securities available for sale	5,474	(18,463)
Net comprehensive income (loss)	$22,787	$(3,926)
Per Share Data:
Basic earnings per share	$0.69	$0.57
Diluted earnings per share	$0.68	$0.56

Weighted-average common shares outstanding:
Basic	24,969,703	25,362,179
Diluted	25,442,902	25,899,290

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	25,428,929	3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(18,463)	—	(18,463)
Stock-based compensation	—	—	2,760	—	—	2,760
Issuance of common stock via employee stock purchase plan	6,078	—	333	—	—	333
Issuance of common stock via equity incentive plan	15,625	—	53	—	—	53
Repurchases of common stock	(219,061)	—	—	—	(12,989)	(12,989)
Net income	—	—	—	—	14,537	14,537
Balance at March 31, 2022	25,231,571	$3	$322,048	$(13,151)	$71,500	$380,400

Balance at December 31, 2022	25,027,467	3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax	—	—	—	5,474	—	5,474
Stock-based compensation	—	—	3,450	—	—	3,450
Issuance of common stock via employee stock purchase plan	7,724	—	394	—	—	394
Issuance of common stock via equity incentive plan	41,685	—	90	—	—	90
Repurchases of common stock	(134,680)	—	—	—	(6,826)	(6,826)
Net income	—	—	—	—	17,313	17,313
Balance at March 31, 2023	24,942,196	$3	$337,492	$(31,041)	$98,195	$404,649

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net cash provided by operating activities	$17,437	$49,190
Investing activities
Purchases of property and equipment	—	(7)
Capitalized software costs	(1,658)	(1,389)
Purchases of fixed maturity securities	(54,871)	(73,921)
Purchases of equity securities	—	(10,002)
Sales and maturities of fixed maturity securities	21,679	38,159
Change in securities receivable or payable, net	950	(7,843)
Payment of additional costs associated with purchase of policy renewal rights	—	(15)
Net cash used in investing activities	(33,900)	(55,018)
Financing activities
Proceeds from line of credit	35,000	15,000
Proceeds from common stock issued via employee stock purchase plan	394	333
Proceeds from common stock issued via stock option exercises	91	53
Repurchases of common stock	(6,826)	(12,989)
Net cash provided by financing activities	28,659	2,397
Net increase (decrease) in cash, cash equivalents and restricted cash	12,196	(3,432)
Cash, cash equivalents and restricted cash at beginning of period	68,164	50,371
Cash, cash equivalents and restricted cash at end of period	$80,360	$46,939
Supplementary cash flow information:
Cash paid for income taxes	$1	$—
Cash paid for interest	$1,017	$—

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2023	2022
	(unaudited)
Cash and cash equivalents	$80,295	$68,108
Restricted cash	65	56
Cash and cash equivalents and restricted cash	$80,360	$68,164

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly-owned subsidiaries. These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 1, 2023 (the “2022 Annual Report on Form 10-K”).

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended March 31, 2023.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available-for-sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$51,405	$7	$(1,763)	$—	$49,649
States, territories, and possessions	5,852	128	(466)	—	5,514
Political subdivisions	4,915	—	(481)	—	4,434
Special revenue excluding mortgage/asset-backed securities	37,698	112	(3,569)	—	34,241
Corporate and other	302,810	363	(21,233)	(896)	281,044
Mortgage/asset-backed securities	192,056	454	(12,903)	—	179,607
Total available-for-sale investments	$594,736	$1,064	$(40,415)	$(896)	$554,489

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022	Cost or Cost	Gains	Losses	Credit Losses	Value

	(in thousands)
Fixed maturities:
U.S. Governments	$50,802	$2	$(2,253)	$—	$48,551
States, territories, and possessions	5,857	49	(552)	—	5,354
Political subdivisions	4,919	—	(621)	—	4,298
Special revenue excluding mortgage/asset-backed securities	37,260	26	(4,487)	—	32,799
Corporate and other	278,164	79	(23,912)	(236)	254,095
Mortgage/asset-backed securities	184,578	251	(14,862)	—	169,967
Total available-for-sale investments	$561,580	$407	$(46,687)	$(236)	$515,064

Security holdings in an unrealized loss position

As of March 31, 2023, the Company held 538 fixed maturity securities in an unrealized loss position with a total estimated fair value of $497.9 million and total gross unrealized losses of $40.4 million. As of December 31, 2022, the Company held 543 fixed maturity securities in an unrealized loss position with a total estimated fair value of $484.7 million and total gross unrealized losses of $46.9 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2023	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$25,586	$(391)	$23,438	$(1,372)	$49,024	$(1,763)
States, territories, and possessions	3,310	(466)	—	—	3,310	(466)
Political subdivisions	454	(21)	3,980	(460)	4,434	(481)
Special revenue excluding mortgage/asset-backed securities	8,050	(595)	22,928	(2,974)	30,978	(3,569)
Corporate and other	136,179	(6,630)	120,285	(14,603)	256,464	(21,233)
Mortgage/asset-backed securities	77,660	(3,414)	76,058	(9,489)	153,718	(12,903)
Total	$251,239	$(11,517)	$246,689	$(28,898)	$497,928	$(40,415)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses

	(in thousands)
Fixed maturity securities:
U.S. Governments	$41,077	$(1,523)	$6,853	$(730)	$47,930	$(2,253)
States, territories, and possessions	3,227	(552)	—	—	3,227	(552)
Political subdivisions	4,298	(621)	—	—	4,298	(621)
Special revenue excluding mortgage/asset-backed securities	25,091	(3,287)	5,080	(1,200)	30,171	(4,487)
Corporate and other	192,185	(15,667)	55,605	(8,481)	247,790	(24,148)
Mortgage/asset-backed securities	118,815	(9,908)	32,448	(4,954)	151,263	(14,862)
Total	$384,693	$(31,558)	$99,986	$(15,365)	$484,679	$(46,923)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

The Company has recorded an allowance for credit losses for two investment securities. Based on the Company’s review as of March 31, 2023, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2023, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value

	(in thousands)
Due within one year	$47,423	$45,867
Due after one year through five years	184,515	173,737
Due after five years through ten years	139,084	127,547
Due after ten years	31,658	27,731
Mortgage and asset-backed securities	192,056	179,607
	$594,736	$554,489

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Interest income	$5,060	$2,558
Dividend income	181	155
Investment expense	(121)	(134)
Net investment income	$5,120	$2,579

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$28	$2
Gains on sales of equity securities	—	—
Total realized gains	28	2
Realized losses:
Losses on sales of fixed maturity securities	(3)	—
Losses on sales of equity securities	—	—
Total realized losses	(3)	—
Net realized investment gains	25	2
Change in allowance for credit losses	(659)	—
Net unrealized gains (losses) on equity securities	780	(1,280)
Net realized and unrealized gains (losses) on investments	$146	$(1,278)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $5.1 million and $4.8 million for the three months ended March 31, 2023 and 2022, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the balance sheet. As of March 31, 2023 and December 31, 2022, the carrying value of securities on deposit with state regulatory authorities was $9.6 million and $8.5 million, respectively.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022.

March 31, 2023	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$49,649	$—	$49,649
States, territories, and possessions	—	5,514	—	5,514
Political subdivisions	—	4,434	—	4,434
Special revenue excluding mortgage/asset-backed securities	—	34,241	—	34,241
Corporate and other	—	281,044	—	281,044
Mortgage/asset-backed securities	—	179,607	—	179,607
Equity securities	39,356	—	—	39,356
Cash, cash equivalents, and restricted cash	80,360	—	—	80,360
Total assets	$119,716	$554,489	$—	$674,205

December 31, 2022	Level 1	Level 2	Level 3	Total

	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$48,551	$—	$48,551
States, territories, and possessions	—	5,354	—	5,354
Political subdivisions	—	4,298	—	4,298
Special revenue excluding mortgage/asset-backed securities	—	32,799	—	32,799
Corporate and other	—	254,095	—	254,095
Mortgage/asset-backed securities	—	169,967	—	169,967
Equity securities	38,576	—	—	38,576
Cash, cash equivalents, and restricted cash	68,164	—	—	68,164
Total assets	$106,740	$515,064	$—	$621,804

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity. The carrying amount of the Company’s borrowings under the Federal Home Loan Bank (“FHLB”) line of credit and U.S. Bank credit agreement (the “Credit Agreement”) approximate fair value as the Company is currently borrowing at a variable rate which frequently reprices at market rates.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of March 31, 2023 and December 31, 2022, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$77,520	$45,419
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	17,300	13,449
Prior years	3,352	1,505
Total incurred	20,652	14,954
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	1,393	1,490
Prior years	15,413	7,497
Total payments	16,806	8,987
Reserve for losses and LAE net of reinsurance recoverables at end of period	81,366	51,386
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	183,601	113,726
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$264,967	$165,112

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $3.4 and $1.5 million during the three months ended March 31, 2023 and 2022, respectively.

Adverse prior year development during the three months ended March 31, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses. Adverse prior year development during the three months ended March 31, 2022 was primarily due to higher than anticipated severity of attritional losses from prior years.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2023:

Stock options outstanding under 2019 Equity Incentive Plan	873,346
Restricted stock units outstanding under 2019 Equity Incentive Plan	355,234
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	426,359
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,143,477
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,140,126
Total	5,938,542

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three months ended March 31,
	2023	2022

	(in thousands)
Stock-Based Compensation	$3,450	$2,760

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

The following table summarizes stock option transactions for the three months ended March 31, 2023:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	882,892	$33.85	-	$-
Options granted	-	-
Options exercised	(5,957)	15.24
Options canceled	(3,589)	64.91
Outstanding at March 31, 2023	873,346	$33.85	6.63	$23,374
Vested and Exercisable at March 31, 2023	724,939	$28.15	6.33	$22,598

As of March 31, 2023, the Company had approximately $2.9 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.47 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the three months ended March 31, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	271,951	$68.90
Granted	123,396	51.32
Released	(35,728)	59.92
Forfeited	(4,385)	52.83
Non-vested outstanding at March 31, 2023	355,234	$63.89

As of March 31, 2023, the Company had approximately $19.7 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.8 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of March 31, 2023, none of the stock price milestones have been achieved.

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. Prior to 2023, the PSU’s performance period was the fiscal year of the grant. Beginning in 2023, the PSU’s performance period is primarily a three-year period beginning with the grant date. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the three months ended March 31, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	383,103	$37.62
Granted	44,354	51.25
Vested	—	—
Forfeited	(1,098)	55.36
Non-vested outstanding at March 31, 2023	426,359	$38.99

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of March 31, 2023, the Company had approximately $12.5 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 3.23 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 7,724 shares pursuant to the ESPP during the three months ended March 31, 2023.

Share repurchases

In January 2022, the Board of Directors approved a new share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 134,680 shares for $6.8 million during the three months ended March 31, 2023. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Three Months Ended March 31,
	2023	2022

	(in thousands)
Beginning Balance	$(36,515)	$5,312

Other comprehensive income (loss) before reclassification	6,956	(23,368)
Federal income tax expense	(1,460)	4,907
Other comprehensive income (loss) before reclassification, net of tax	5,496	(18,461)

Amounts reclassified from AOCI	(28)	(2)
Federal income tax expense	6	—
Amounts reclassified from AOCI, net of tax	(22)	(2)

Other comprehensive income (loss)	5,474	(18,463)
Balance at end of period	$(31,041)	$(13,151)

7. Underwriting Information

The Company has a single reportable segment and offers primarily property and casualty insurance products. The Company also writes premiums under fronting agreements where it cedes the majority of the premium and risk in exchange for a fronting fee. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2023		2022

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Fronting Premiums	$91,755	36.7%	$29,845	17.5%
Residential Earthquake	55,725	22.3%	46,336	27.1%
Commercial Earthquake	37,770	15.1%	25,144	14.7%
Inland Marine	31,049	12.4%	18,237	10.7%
Casualty	11,733	4.7%	5,007	2.9%
Commercial All Risk	8,376	3.3%	11,210	6.6%
Hawaii Hurricane	8,073	3.2%	6,914	4.0%
Residential Flood	4,235	1.7%	2,993	1.8%
Specialty Homeowners	(59)	—%	16,284	9.5%
Other	1,455	0.6%	8,964	5.2%
Total Gross Written Premiums	$250,112	100.0%	$170,934	100.0%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2023		2022

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$131,889	52.7%	$68,718	40.2%
Texas	23,210	9.3%	18,979	11.1%
Florida	12,096	4.8%	4,962	2.9%
Washington	11,972	4.8%	6,881	4.0%
Hawaii	10,105	4.0%	8,540	5.0%
Oregon	6,780	2.7%	4,373	2.6%
Illinois	4,702	1.9%	4,273	2.5%
New York	3,871	1.5%	2,380	1.4%
Other	45,487	18.3%	51,828	30.3%
Total Gross Written Premiums	$250,112	100.0%	$170,934	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended March 31,
	2023		2022

	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$150,704	60.3%	$104,004	60.8%
PESIC	99,408	39.7%	66,930	39.2%
Total Gross Written Premiums	$250,112	100.0%	$170,934	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended March 31, 2023, the Company’s income tax rate of 23.5% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended March 31, 2022, the Company’s income tax rate of 23.8% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three months ended March 31,
	2023	2022

	(in thousands, except shares and per share data)
Net income	$17,313	$14,537
Weighted average common shares outstanding:
Basic	24,969,703	25,362,179
Common Share equivalents	473,198	537,111
Diluted	25,442,902	25,899,290

Earnings per share:
Basic	$0.69	$0.57
Diluted	$0.68	$0.56

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

As of March 31, 2023, the Company’s catastrophe event retention is $12.5 million for all perils. As of March 31, 2023, the Company’s XOL reinsurance structure provides protection up to $2.15 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events.

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

11. Credit Agreements

U.S. Bank Credit Agreement

In December 2021, the Company entered into a Credit Agreement with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at the Company’s discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. In addition to interest on funds borrowed, the Company must pay an unused line fee of 0.25% on any amounts not borrowed.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of March 31, 2023, the Company was in compliance with all debt covenants.

As of March 31, 2023, the Company had $35.0 million of borrowings outstanding on the Credit Agreement at a rate of 6.55%. Interest expense on the Credit Agreement was $0.6 million for the three months ended March 31, 2023.

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

As of March 31, 2023, the Company had $36.4 million of borrowings outstanding through the FHLB at the overnight rate of 5.04%. Interest expense on the FHLB line of credit was $0.4 million for the three months ended March 31, 2023.

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

The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

We seek to continuously grow our income by developing product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Since 2021, we have introduced several new products including General Casualty, Fronting, Professional Liability, and Excess Property to diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions and fronting fees we receive on business ceded under quota share and fronting reinsurance agreements. In addition, acquisition expenses include premium-related taxes and other fees. Acquisition expenses related to each policy we write are deferred and expensed pro rata over the term of the policy. We earn fronting fees consistent with how we earn premiums on the underlying insurance policies, on a pro rata basis over the terms of the policies.

Other Underwriting Expenses

Other underwriting expenses represent the general and administrative expenses of our insurance operations including employee salaries and benefits, software and technology costs, office rent, stock-based compensation, licenses and fees, and professional services fees such as legal, accounting, and actuarial services.

Interest Expense

Interest expense consists of interest incurred on borrowings from our U.S. Bank credit agreement and FHLB line of credit and the unused line fee and amortization of the commitment fee on our U.S. Bank credit agreement.

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

Results of Operations

Three months ended March 31, 2023 compared to three months ended March 31, 2022

The following table summarizes our results for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022	Change	% Change

	($ in thousands, except per share data)
Gross written premiums	$250,112	$170,934	$79,178	46.3%
Ceded written premiums	(170,344)	(89,552)	(80,792)	90.2%
Net written premiums	79,768	81,382	(1,614)	(2.0)%
Net earned premiums	83,241	76,032	7,209	9.5%
Commission and other income	695	777	(82)	(10.6)%
Total underwriting revenue (1)	83,936	76,809	7,127	9.3%
Losses and loss adjustment expenses	20,652	14,954	5,698	38.1%
Acquisition expenses, net of ceding commissions and fronting fees	25,679	28,054	(2,375)	(8.5)%
Other underwriting expenses	19,222	15,925	3,297	20.7%
Underwriting income (1)	18,383	17,876	507	2.8%
Interest expense	(1,020)	(93)	(927)	NM
Net investment income	5,120	2,579	2,541	98.5%
Net realized and unrealized gains (losses) on investments	146	(1,278)	1,424	(111.4)%
Income before income taxes	22,629	19,084	3,545	18.6%
Income tax expense	5,316	4,547	769	16.9%
Net income	$17,313	$14,537	$2,776	19.1%
Adjustments:
Net realized and unrealized (gains) losses on investments(2)	(146)	1,278	(1,424)	(111.4)%
Expenses associated with transactions	—	86	(86)	(100.0)%
Stock-based compensation expense	3,450	2,760	690	25.0%
Amortization of intangibles	313	315	(2)	(0.6)%
Expenses associated with catastrophe bond	50	200	(150)	(75.0)%
Tax impact	(540)	(592)	52	(8.8)%
Adjusted net income (1)(2)	$20,440	$18,584	$1,856	10.0%
Key Financial and Operating Metrics
Annualized return on equity	17.5%	15.0%
Annualized adjusted return on equity (1)	20.7%	19.2%
Loss ratio	24.8%	19.7%
Expense ratio	53.1%	56.8%
Combined ratio	77.9%	76.5%
Adjusted combined ratio (1)	73.3%	72.1%
Diluted earnings per share	$0.68	$0.56
Diluted adjusted earnings per share (1)	$0.80	$0.72
Catastrophe losses	$1,806	$481
Catastrophe loss ratio (1)	2.2%	0.6%
Adjusted combined ratio excluding catastrophe losses (1)	71.2%	71.4%
Adjusted underwriting income (1)	$22,196	$21,237	$959	4.5%
NM - not meaningful

(1)	Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

(2)	We now include the impact of net realized and unrealized losses and gains on investments as an adjustment to our net income. As this balance is primarily driven by equity market fluctuations rather than our underlying business performance, we believe adding this adjustment provides a more meaningful comparison of our performance. We have also changed the prior year adjusted net income to conform to this presentation.

Gross Written Premiums

Gross written premiums increased $79.2 million, or 46.3% to $250.1 million for the three months ended March 31, 2023 compared to $170.9 million for the three months ended March 31, 2022. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2023		2022

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$91,755	36.7%	$29,845	17.5%	$61,910	207.4%
Residential Earthquake	55,725	22.3%	46,336	27.1%	9,389	20.3%
Commercial Earthquake	37,770	15.1%	25,144	14.7%	12,626	50.2%
Inland Marine	31,049	12.4%	18,237	10.7%	12,812	70.3%
Casualty	11,733	4.7%	5,007	2.9%	6,726	134.3%
Commercial All Risk	8,376	3.3%	11,210	6.6%	(2,834)	(25.3)%
Hawaii Hurricane	8,073	3.2%	6,914	4.0%	1,159	16.8%
Residential Flood	4,235	1.7%	2,993	1.8%	1,242	41.5%
Specialty Homeowners	(59)	—%	16,284	9.5%	(16,343)	(100.4)%
Other	1,455	0.6%	8,964	5.2%	(7,509)	(83.8)%
Total Gross Written Premiums	$250,112	100.0%	$170,934	100.0%	$79,178	46.3%

During the fourth quarter of 2021, we launched our fronting business, known as PLMR-FRONT. In a fronting agreement, we cede the majority of gross written premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. We have subsequently entered several fronting partnerships which drove the above increase in premiums. The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships.

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums and contributed to the increase in Fronting premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended March 31,
	2023		2022

	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$150,704	60.3%	$104,004	60.8%	$46,700	44.9%
PESIC	99,408	39.7%	66,930	39.2%	32,478	48.5%
Total Gross Written Premiums	$250,112	100.0%	$170,934	100.0%	$79,178	46.3%

Ceded Written Premiums

Ceded written premiums increased $80.8 million, or 90.2%, to $170.3 million for the three months ended March 31, 2023 from $89.6 million for the three months ended March 31, 2022. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense mainly due to growth in exposure.

Ceded written premiums as a percentage of gross written premiums increased to 68.1% for the three months ended March 31, 2023 from 52.4% for the three months ended March 31, 2022. This increase was primarily due to increased fronting and quota share cessions as previously described.

Net Written Premiums

Net written premiums decreased $1.6 million, or 2.0%, to $79.8 million for the three months ended March 31, 2023 from $81.4 million for the three months ended March 31, 2022. The decrease was primarily due to increased ceded written premiums from growth in lines of business subject to a quota share, such as Inland Marine, Casualty, and Commercial Earthquake. In addition, ceding increased due to the conversion of our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. XOL reinsurance expense also increased due to growth in exposure.

Net Earned Premiums

Net earned premiums increased $7.2 million, or 9.5%, to $83.2 million for the three months ended March 31, 2023 from $76.0 million for the three months ended March 31, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change

	($ in thousands)
Gross earned premiums	$225,243	$138,924	$86,319	62.1%
Ceded earned premiums	(142,002)	(62,892)	(79,110)	125.8%
Net earned premiums	$83,241	$76,032	$7,209	9.5%

Net earned premium ratio	37.0%	54.7%

Commission and Other Income

Commission and other income decreased $0.1 million to $0.7 million for the three months ended March 31, 2023 from $0.8 million for the three months ended March 31, 2022. The balance decreased due to a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $5.7 million, or 38.1% to $20.7 million for the three months ended March 31, 2023 from $15.0 million for the three months ended March 31, 2022. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change

	($ in thousands)
Catastrophe losses	$1,806	$481	$1,325	275.5%
Non-catastrophe losses	18,846	14,473	4,373	30.2%
Total losses and loss adjustment expenses	$20,652	$14,954	$5,698	38.1%

Our catastrophe loss ratio was 2.2% during the three months ended March 31, 2023. Catastrophe losses were primarily related to flood losses, offset by favorable development on prior year catastrophe events.

Our catastrophe loss ratio was 0.6% during the three months ended March 31, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our non-catastrophe loss ratio was 22.6% for the three months ended March 31, 2023 compared to 19.1% during the three months ended March 31, 2022. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Casualty, and Inland Marine.

Acquisition Expenses

Acquisition expenses decreased $2.3 million, or 8.5%, to $25.7 million for the three months ended March 31, 2023 from $28.0 million for the three months ended March 31, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher earned premiums which resulted in higher commissions and premium-related taxes. Acquisition expenses as a percentage of gross earned premiums were 11.4% for the three months ended March 31, 2023 compared to 20.2% for the three months ended March 31, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $3.3 million, or 20.7%, to $19.2 million for the three months ended March 31, 2023 from $15.9 million for the three months ended March 31, 2022. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.5% for the three months ended March 31, 2023 compared to 11.5% for the three months ended March 31, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds other underwriting expenses as a percentage of gross earned premiums were 6.8% for the three months ended March 31, 2023 compared to 9.0% for the three months ended March 31, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.5 million, or 98.5%, to $5.1 million for the three months ended March 31, 2023 from $2.6 million for the three months ended March 31, 2022. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2023 and higher yields on invested assets.

The Company incurred $0.1 million of net realized and unrealized gains on investments for the three months ended March 31, 2023 compared to $1.3 million of net realized and unrealized losses for the three months ended March 31, 2022 due primarily to lower unrealized losses on our equity securities during the period ended March 31, 2023. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2023	2022	Change	% Change

	($ in thousands)
Interest income	$5,060	$2,558	$2,502	97.8%
Dividend income	181	155	26	16.8%
Investment management fees and expenses	(121)	(134)	13	(9.7)%
Net investment income	5,120	2,579	2,541	98.5%
Net realized and unrealized gains (losses) on investments	146	(1,278)	1,424	NM
Total	$5,266	$1,301	$3,965	304.8%
NM- not meaningful

Income Tax Expense

Income tax expense increased $0.8 million, or 16.9% to $5.3 million for the three months ended March 31, 2023 from $4.5 million for the three months ended March 31, 2022 due to higher pre-tax income for the period ended March 31, 2023. During the three months ended March 31, 2023, our income tax rate of 23.5% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended March 31, 2022, our income tax rate of 23.8% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Total revenue	$89,202	$78,110
Net investment income	(5,120)	(2,579)
Net realized and unrealized (gains) losses on investments	(146)	1,278
Underwriting revenue	$83,936	$76,809

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Income before income taxes	$22,629	$19,084
Net investment income	(5,120)	(2,579)
Net realized and unrealized (gains) losses on investments	(146)	1,278
Interest expense	1,020	93
Underwriting income	$18,383	$17,876
Expenses associated with transactions	—	86
Stock-based compensation expense	3,450	2,760
Amortization of intangibles	313	315
Expenses associated with catastrophe bond	50	200
Adjusted underwriting income	$22,196	$21,237

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands)
Net income	$17,313	$14,537
Adjustments:
Net realized and unrealized (gains) losses on investments	(146)	1,278
Expenses associated with transactions	—	86
Stock-based compensation expense	3,450	2,760
Amortization of intangibles	313	315
Expenses associated with catastrophe bond	50	200
Tax impact	(540)	(592)
Adjusted net income	$20,440	$18,584

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	($ in thousands)

Annualized adjusted net income	$81,761	$74,336
Average stockholders' equity	$394,701	$387,284
Annualized adjusted return on equity	20.7%	19.2%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$64,858	$58,156
Denominator: Net earned premiums	$83,241	$76,032
Combined ratio	77.9%	76.5%
Adjustments to numerator:
Expenses associated with transactions	$—	$(86)
Stock-based compensation expense	(3,450)	(2,760)
Amortization of intangibles	(313)	(315)
Expenses associated with catastrophe bond	(50)	(200)
Adjusted combined ratio	73.3%	72.1%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	(in thousands, except per share data)

Adjusted net income	$20,440	$18,584
Weighted-average common shares outstanding, diluted	25,442,902	25,899,290
Diluted adjusted earnings per share	$0.80	$0.72

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

Catastrophe loss ratio is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	($ in thousands)
Numerator: Losses and loss adjustment expenses	$20,652	$14,954
Denominator: Net earned premiums	$83,241	$76,032
Loss ratio	24.8%	19.7%

Numerator: Catastrophe losses	$1,806	$481
Denominator: Net earned premiums	$83,241	$76,032
Catastrophe loss ratio	2.2%	0.6%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2023	2022

	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$64,858	$58,156
Denominator: Net earned premiums	$83,241	$76,032
Combined ratio	77.9%	76.5%
Adjustments to numerator:
Expenses associated with transactions	$—	$(86)
Stock-based compensation expense	(3,450)	(2,760)
Amortization of intangibles	(313)	(315)
Expenses associated with catastrophe bond	(50)	(200)
Catastrophe losses	(1,806)	(481)
Adjusted combined ratio excluding catastrophe losses	71.2%	71.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2023	2022

	(in thousands)
Stockholders' equity	$404,649	$384,754
Intangible assets	(7,948)	(8,261)
Tangible stockholders' equity	$396,701	$376,493

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

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three months ended
	March 31,
	2023	2022

	($ in thousands)
Cash provided by (used in):
Operating activities	$17,437	$49,190
Investing activities	(33,900)	(55,018)
Financing activities	28,659	2,397
Change in cash, cash equivalents, and restricted cash	$12,196	$(3,431)

Our cash flow from operating activities was positive during the three months ended March 31, 2023 and 2022 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended March 31, 2023 and 2022 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash provided by financing activities for three months ended March 31, 2023 was related to $35.0 million in borrowings from our lines of credit, the receipt of $0.1 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan, offset by the repurchase of $6.8 million of our common stock. Cash provided by financing activities for three months ended March 31, 2022 was related to $15.0 million in borrowings from our FHLB line of credit, the receipt of $0.1 million in proceeds from stock option exercises and the receipt of $0.3 million in proceeds from our employee stock purchase plan, offset by the repurchase of $13.0 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $674.2 million in cash and investment securities available at March 31, 2023. We also have the ability to access additional capital through pursuing third-party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 134,680 shares for $6.8 million under this program during the three months ended March 31, 2023 and $58.8 million remains available for future repurchases.

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

As of March 31, 2023, we had $35.0 million of borrowings outstanding through the Credit Agreement.

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

As of March 31, 2023, we had $36.4 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At March 31, 2023 total stockholders’ equity was $404.6 million and tangible stockholders’ equity was $396.7 million, compared to total stockholders’ equity of $384.8 million and tangible stockholders’ equity of $376.5 million as of December 31, 2022. Stockholder’s equity increased primarily due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities and was partially offset by share repurchases made during the period.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2023, the majority of our investment portfolio, or $554.5 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $39.4 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $80.3 million at March 31, 2023. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.93 and 3.81 years and an average rating of “A1/A+” and “A1/A+” at March 31, 2023 and December 31, 2022, respectively. Our fixed income investment portfolio had a book yield of 3.40% as of March 31, 2023, compared to 3.30% as of December 31, 2022.

At March 31, 2023 and December 31, 2022 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2023	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$51,405	$49,649	9.0%
States, territories, and possessions	5,852	5,514	1.0%
Political subdivisions	4,915	4,434	0.8%
Special revenue excluding mortgage/asset-backed securities	37,698	34,241	6.2%
Corporate and other	302,810	281,044	50.7%
Mortgage/asset-backed securities	192,056	179,607	32.3%
Total available-for-sale investments	$594,736	$554,489	100.0%

	Amortized	Fair	% of Total
December 31, 2022	Cost or Cost	Value	Fair Value

	($ in thousands)
Fixed maturities:
U.S. Governments	$50,802	$48,551	9.4%
States, territories, and possessions	5,857	5,354	1.1%
Political subdivisions	4,919	4,298	0.8%
Special revenue excluding mortgage/asset-backed securities	37,260	32,799	6.4%
Corporate and other	278,164	254,095	49.3%
Mortgage/asset-backed securities	184,578	169,967	33.0%
Total available-for-sale investments	$561,580	$515,064	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2023 and December 31, 2022:

	Estimated	% of
March 31, 2023	Fair Value	Total

	($ in thousands)
Rating
AAA	$191,117	34.5%
AA	58,882	10.6%
A	186,946	33.7%
BBB	106,397	19.2%
BB	9,151	1.7%
B	481	0.1%
CCC & Below	1,515	0.2%
	$554,489	100.0%

	Estimated	% of
December 31, 2022	Fair Value	Total

	($ in thousands)
Rating
AAA	$182,620	35.4%
AA	55,438	10.8%
A	171,292	33.3%
BBB	95,402	18.5%
BB	10,047	1.9%
B	236	0.1%
CCC & Below	29	—%
	$515,064	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2023 were as follows:

	Amortized	Fair	% of Total
March 31, 2023	Cost	Value	Fair Value

	($ in thousands)
Due within one year	$47,423	$45,867	8.3%
Due after one year through five years	184,515	173,737	31.3%
Due after five years through ten years	139,084	127,547	23.0%
Due after ten years	31,658	27,731	5.0%
Mortgage and asset-backed securities	192,056	179,607	32.4%
	$594,736	$554,489	100.0%

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

The Company is currently seeking to expand its catastrophe XOL coverage through a catastrophe bond offering, which is expected to close in the second quarter of 2023, and may seek similar catastrophe bond offerings in the future. There can be no assurances that the catastrophe bond offering will close in the expected timeline, on acceptable terms, or at all.

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.15 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

In addition, to provide further coverage against the potential for frequent catastrophe events, the Company has historically obtained aggregate reinsurance coverage. During the three months ended March 31, 2023 and 2022, we maintained $25 million of aggregate XOL reinsurance limit. This coverage, applying within our per occurrence retention, has an attachment point of $30 million and applies across all perils including but not limited to earthquakes, hurricanes, convective storms, and floods above a qualifying level of $2.0 million in ultimate net loss. Based on our strategic plan to reduce volatility and contract our exposure to continental U.S. hurricane risk, we made the decision not to renew this aggregate cover after it expires on March 31, 2023 as we believe its utility has diminished. We intend to pursue alternative forms of risk transfer that provide protection from multiple severe events.

Subsequent to March 31, 2023, we secured $187.5 million of incremental XOL limit from a syndicated panel of long-term trading partners which will incept between April 1, 2023 and June 1, 2023 and provide coverage through June 1, 2024.

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2022 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2022 Annual Report on Form 10-K

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 78.8% rated “A−” or better. At March 31, 2023, 2.0% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, these risks include, but are not limited to, the following:

Risks related to our business and industry:

●	Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders' equity, and limit our ability to underwrite new insurance policies;
●	Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
●	Our loss reserves are established based on estimates and may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition;
●	The inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us;
●	Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;
●	We rely on a select group of brokers and program administrators, and such relationships may not continue.
●	There is intense competition for business in our industry;

Risks Related to the Economic Environment:

●	Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;

Risks Related to Technology:

●	The failure of our information technology and telecommunications systems could adversely affect our business;

●	Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

●	We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;
●	Unexpected changes in the interpretation of our coverage or provisions, including loss limitations and exclusions, in our policies could have a material adverse effect on our financial condition or results of operations;
●	We incur significant costs as a result of operating as a public company, and our management is required to devote substantial time to complying with public company regulations; and

Risks Related to Ownership of our Common Stock:

●	Our operating results and stock price may be volatile, or may decline regardless of our operating performance, and holders of our common stock could lose all or part of their investment.

Risks Related to Our Business and Industry

Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies.

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods and other severe events. We have experienced significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

Our catastrophe event retention is currently $12.5 million for all perils. Our reinsurance coverage exhausts at $2.15 billion for earthquake events, $1.01 billion for Hawaii hurricane events, and $250 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Furthermore, our earthquake policies do not provide coverage for fire damage arising from an earthquake. While we believe this risk transfer program reduces volatility in our earnings, one or more severe catastrophe events could result in claims that substantially exceed the limits of our reinsurance coverage. Furthermore, catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy the liability to our policyholders. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2023, we had $229.4 million of aggregate reinsurance recoverables. These risks could cause us to incur increased net losses, and, therefore, adversely affect our financial condition.

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

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or otherwise, our loss exposure could increase, which would increase our potential losses related to catastrophe or non-catastrophe events. If we are unwilling to bear an increase in loss exposure, we could have to reduce our written premiums, both of which could materially adversely affect our business, financial condition, and results of operations.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles, regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of losses that one would expect based on computer or actuarial modeling techniques. These estimates, models, data, and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of March 31, 2023, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 47% and 10% of our gross written premiums for the year ended December 31, 2022 and 53% and 9% for the three months ended March 31, 2023. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, and Fronting products through relationships with certain program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2022, our largest program administrator distributed $322.4 million or 36.6% of our gross written premiums and our second largest program administrator distributed $95.1 million, or 10.8% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2022.

For the three months ended March 31, 2023, our largest program administrator distributed $72.0 million or 28.6% of our gross written premiums, our second largest program administrator distributed $41.1 million, or 16.4% of our gross written premiums, and our third largest program administrator distributed $28.9 million, or 11.6% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the three months ended March 31, 2023.

Our largest program administrator, Arrowhead General Insurance Agency, distributes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive agreement with for the states of California, Oregon and Washington. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Certain new, proposed or potential industry or legislative developments could further increase competition in our industry. For example, an increase in capital-raising by companies with whom we compete could result in new entrants to our markets and an excess of capital in the industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence and severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies, volatility in investment performance and gains and losses on our equity securities, and the cost of reinsurance coverage.

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

Our primary market risk exposures relate to changes in interest rates and credit quality considerations. Future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Increasing interest rates may also cause a decline or impairment of the fair value of certain securities due to the impact of increasing interest rates on the issuer’s business. Some fixed maturity securities have call or prepayment options, which create possible reinvestment risk in declining rate environments. Other fixed maturity securities, such as mortgage-backed and asset-backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

The value of our investment portfolio is subject to the risk that certain investments may default or become impaired due to deterioration in the financial condition of one or more issuers of the securities we hold, or due to deterioration in the financial condition of an insurer that guarantees an issuer’s payments on such investments. Such deteriorations may be caused or magnified by interest rate fluctuations. Downgrades in the credit ratings of fixed maturities also have a significant negative effect on the market valuation of such securities.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $39.4 million as of March 31, 2023.

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

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expense reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment reserves, a significant catastrophe event, or unfavorable trends in litigation could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

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

Security breaches or cyber-attacks could expose us to liability and damage our reputation and business.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 37 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of and $0.6 million in 2022 and $0.1 million for the three months ended March 31, 2023. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

As a public company, we incur certain legal, accounting, and other expenses that we would not incur as a private company. We are subject to the reporting requirements of the Exchange Act, which require, among other things, that we file with the SEC annual, quarterly, and current reports with respect to our business and financial condition and therefore we need to have the ability to prepare financial statements that comply with all SEC reporting requirements on a timely basis. In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management and our independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. Our compliance with Section 404 requires that we incur substantial accounting expense and expend significant management efforts. We must maintain accounting and finance staff and consultants with appropriate public company reporting, technical accounting, and internal control knowledge to satisfy the ongoing requirements of Section 404 and provide internal audit services.

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

Our quarterly operating results are likely to fluctuate in the future as a publicly traded company. In addition, securities markets worldwide have experienced, and are likely to continue to experience, significant price and volume fluctuations. This market volatility, as well as general economic, market or political conditions, could subject the market price of our shares to wide price fluctuations regardless of our operating performance. Although we believe we have adequate sources of liquidity over the short- and long-term, the success of our operations, the global economic outlook, and the pace of sustainable growth in our markets, among other factors, could impact our business and liquidity. You should consider an investment in our common stock to be risky, and you should invest in our common stock only if you can withstand a significant loss and wide fluctuation in the market value of your investment. The market price of our common stock is likely to continue to be subject to significant fluctuations in response to the factors described in this “Risk Factors” section and other factors, many of which are beyond our control. Among the factors that could affect our stock price are:

•	market conditions in the broader stock market;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	introduction of new products or services by us or our competitors;

•	issuance of new or changed securities analysts’ reports or recommendations;
•	results of operations that vary from expectations of securities analysis and investors;
•	short sales, hedging and other derivative transactions in our common stock;
•	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•	strategic actions by us or our competitors;
•	announcement by us, our competitors or our acquisition targets;
•	sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•	additions or departures in our Board or Directors, senior management or other key personnel;
•	regulatory, legal or political developments;
•	public response to press releases or other public announcements by us or third parties, including our filings with the SEC;
•	litigation and governmental investigations;
•	changing economic conditions;
•	changes in accounting principles;
•	any indebtedness we may incur or securities we may issue in the future;
•	default under agreements governing our indebtedness;
•	exposure to capital and credit market risks that adversely affect our investment portfolio or our capital resources;
•	changes in our credit ratings;
•	changes in corporate tax rates;
•	interest or exchange rate fluctuations; and
•	other events or factors, including those from natural disasters, war, pandemics, acts of terrorism, cyber-attacks or responses to these events.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

On January 24, 2022, the Company’s Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase of up to $100 million of outstanding shares of common stock through the period ending on March 31, 2024. The approved plan replaced the Company’s previous $40 million share repurchase program.

Under the share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. The Company purchased 134,680 shares for $6.8 million at an average price of $50.65 per share under this program during the three months ended March 31, 2023. Approximately $58.8 million remains available for future repurchases.

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

Palomar Holdings, Inc.

Date: May 8, 2023	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 8, 2023	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)