Form 10-Q
period 2023-06-30
Palomar Holdings, Inc.
filed 2023-08-03
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 001-38873

Palomar Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-3972551
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7979 Ivanhoe Avenue, Suite 500 La Jolla, California	92037
(Address of principal executive offices)	(Zip Code)

(619) 567-5290

Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	PLMR	The Nasdaq Stock Market LLC

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

Number of shares of the registrant’s common shares outstanding at August 1, 2023: 24,741,788

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at June 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Six Months Ended June 30, 2023 and 2022	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2023 and 2022	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $605,040 in 2023; $561,580 in 2022)	$560,121	$515,064
Equity securities, at fair value (cost: $43,297 in 2023; $42,352 in 2022)	41,428	38,576
Total investments	601,549	553,640
Cash and cash equivalents	58,310	68,108
Restricted cash	294	56
Accrued investment income	4,568	3,777
Premiums receivable	243,002	162,858
Deferred policy acquisition costs, net of ceding commissions and fronting fees	55,913	56,740
Reinsurance recoverable on paid losses and loss adjustment expenses	39,101	39,718
Reinsurance recoverable on unpaid losses and loss adjustment expenses	216,783	153,895
Ceded unearned premiums	242,452	204,084
Prepaid expenses and other assets	60,125	44,088
Deferred tax assets, net	10,617	10,622
Property and equipment, net	498	603
Goodwill and intangible assets, net	13,095	8,261
Total assets	$1,546,307	$1,306,450
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$24,838	$25,760
Reserve for losses and loss adjustment expenses	298,083	231,415
Unearned premiums	528,289	471,314
Ceded premium payable	199,611	146,127
Funds held under reinsurance treaty	10,378	10,680
Borrowings from credit agreements	71,400	36,400
Total liabilities	1,132,599	921,696
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,794,269 and 25,027,467 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	341,413	333,558
Accumulated other comprehensive loss	(34,726)	(36,515)
Retained earnings	107,018	87,708
Total stockholders' equity	413,708	384,754
Total liabilities and stockholders' equity	$1,546,307	$1,306,450

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues:
Gross written premiums	$274,296	$218,689	$524,407	$389,623
Ceded written premiums	(169,109)	(122,627)	(339,453)	(212,179)
Net written premiums	105,187	96,062	184,954	177,444
Change in unearned premiums	(22,080)	(15,797)	(18,607)	(21,147)
Net earned premiums	83,107	80,265	166,347	156,297
Net investment income	5,541	3,140	10,661	5,719
Net realized and unrealized gains (losses) on investments	1,127	(4,735)	1,273	(6,014)
Commission and other income	621	990	1,316	1,767
Total revenues	90,396	79,660	179,597	157,769
Expenses:
Losses and loss adjustment expenses	17,905	14,398	38,557	29,351
Acquisition expenses, net of ceding commissions and fronting fees	26,057	28,663	51,736	56,718
Other underwriting expenses	22,350	18,195	41,572	34,119
Interest expense	1,064	111	2,084	204
Total expenses	67,376	61,367	133,949	120,392
Income before income taxes	23,020	18,293	45,648	37,377
Income tax expense	5,458	3,704	10,774	8,251
Net income	17,562	14,589	34,874	29,126
Other comprehensive income (loss), net:
Net unrealized gains (losses) on securities available for sale	(3,685)	(14,065)	1,789	(32,528)
Net comprehensive income (loss)	$13,877	$524	$36,663	$(3,402)
Per Share Data:
Basic earnings per share	$0.71	$0.58	$1.40	$1.15
Diluted earnings per share	$0.69	$0.57	$1.37	$1.13

Weighted-average common shares outstanding:
Basic	24,833,852	25,211,924	24,901,403	25,283,222
Diluted	25,309,526	25,746,780	25,384,409	25,817,442

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(32,528)	—	(32,528)
Stock-based compensation	—	—	5,463	—	—	5,463
Issuance of common stock via employee stock purchase plan	6,078	—	333	—	—	333
Issuance of common stock via equity incentive plan	132,137	—	1,775	—	—	1,775
Repurchases of common stock	(347,013)	—	—	—	(20,273)	(20,273)
Net income	—	—	—	—	29,126	29,126
Balance at June 30, 2022	25,220,131	$3	$326,473	$(27,216)	$78,805	$378,065

Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax	—	—	—	1,789	—	1,789
Stock-based compensation	—	—	7,147	—	—	7,147
Issuance of common stock via employee stock purchase plan	7,724	—	394	—	—	394
Issuance of common stock via equity incentive plan	60,240	—	314	—	—	314
Repurchases of common stock	(301,162)	—	—	—	(15,564)	(15,564)
Net income	—	—	—	—	34,874	34,874
Balance at June 30, 2023	24,794,269	$3	$341,413	$(34,726)	$107,018	$413,708

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net cash provided by operating activities	$23,203	$82,799
Investing activities
Purchases of property and equipment	(19)	(267)
Capitalized software costs	(3,809)	(2,757)
Purchases of fixed maturity securities	(120,203)	(203,616)
Purchases of equity securities	(945)	(10,156)
Sales and maturities of fixed maturity securities	76,655	115,314
Change in securities receivable or payable, net	950	—
Acquisitions, net of cash acquired	(5,536)	(15)
Net cash used in investing activities	(52,907)	(101,497)
Financing activities
Proceeds from line of credit	35,000	23,000
Proceeds from common stock issued via employee stock purchase plan	394	333
Proceeds from common stock issued via stock option exercises	314	1,775
Repurchases of common stock	(15,564)	(20,273)
Net cash provided by financing activities	20,144	4,835
Net increase (decrease) in cash, cash equivalents and restricted cash	(9,560)	(13,863)
Cash, cash equivalents and restricted cash at beginning of period	68,164	50,371
Cash, cash equivalents and restricted cash at end of period	$58,604	$36,508
Supplementary cash flow information:
Cash paid for income taxes	$15,652	$13,085
Cash paid for interest	$2,041	$106

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2023	2022
	(unaudited)
Cash and cash equivalents	$58,310	$68,108
Restricted cash	294	56
Cash and cash equivalents and restricted cash	$58,604	$68,164

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the six months ended June 30, 2023.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$45,975	$—	$(2,178)	$—	$43,797
States, territories, and possessions	5,847	53	(457)	—	5,443
Political subdivisions	4,436	—	(479)	—	3,957
Special revenue excluding mortgage/asset-backed securities	35,788	69	(3,784)	—	32,073
Corporate and other	301,975	420	(23,790)	(904)	277,701
Mortgage/asset-backed securities	211,019	251	(14,120)	—	197,150
Total available-for-sale investments	$605,040	$793	$(44,808)	$(904)	$560,121

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$50,802	$2	$(2,253)	$—	$48,551
States, territories, and possessions	5,857	49	(552)	—	5,354
Political subdivisions	4,919	—	(621)	—	4,298
Special revenue excluding mortgage/asset-backed securities	37,260	26	(4,487)	—	32,799
Corporate and other	278,164	79	(23,912)	(236)	254,095
Mortgage/asset-backed securities	184,578	251	(14,862)	—	169,967
Total available-for-sale investments	$561,580	$407	$(46,687)	$(236)	$515,064

Security holdings in an unrealized loss position

As of June 30, 2023, the Company held 551 fixed maturity securities in an unrealized loss position with a total estimated fair value of $508.5 million and total gross unrealized losses of $44.8 million. As of December 31, 2022, the Company held 543 fixed maturity securities in an unrealized loss position with a total estimated fair value of $484.7 million and total gross unrealized losses of $46.9 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$11,832	$(343)	$31,166	$(1,835)	$42,998	$(2,178)
States, territories, and possessions	1,711	(36)	1,605	(421)	3,316	(457)
Political subdivisions	—	—	3,958	(478)	3,958	(478)
Special revenue excluding mortgage/asset-backed securities	1,640	(36)	27,438	(3,749)	29,078	(3,785)
Corporate and other	89,468	(3,501)	169,532	(20,289)	259,000	(23,790)
Mortgage/asset-backed securities	75,525	(2,586)	94,616	(11,534)	170,141	(14,120)
Total	$180,176	$(6,502)	$328,315	$(38,306)	$508,491	$(44,808)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$41,077	$(1,523)	$6,853	$(730)	$47,930	$(2,253)
States, territories, and possessions	3,227	(552)	—	—	3,227	(552)
Political subdivisions	4,298	(621)	—	—	4,298	(621)
Special revenue excluding mortgage/asset-backed securities	25,091	(3,287)	5,080	(1,200)	30,171	(4,487)
Corporate and other	192,185	(15,667)	55,605	(8,481)	247,790	(24,148)
Mortgage/asset-backed securities	118,815	(9,908)	32,448	(4,954)	151,263	(14,862)
Total	$384,693	$(31,558)	$99,986	$(15,365)	$484,679	$(46,923)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

The Company has recorded an allowance for credit losses for two investment securities. Based on the Company’s review as of June 30, 2023, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2023, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$45,887	$44,464
Due after one year through five years	167,430	156,746
Due after five years through ten years	144,598	130,308
Due after ten years	36,106	31,453
Mortgage and asset-backed securities	211,019	197,150
	$605,040	$560,121

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest income	$5,456	$3,082	$10,516	$5,640
Dividend income	210	185	391	340
Investment expense	(125)	(127)	(246)	(261)
Net investment income	$5,541	$3,140	$10,661	$5,719

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$37	$7	$65	$10
Gains on sales of equity securities	—	—	—	—
Total realized gains	37	7	65	10
Realized losses:
Losses on sales of fixed maturity securities	(29)	(116)	(32)	(116)
Losses on sales of equity securities	—	—	—	—
Total realized losses	(29)	(116)	(32)	(116)
Net realized investment gains	8	(109)	33	(106)
Change in allowance for credit losses	(8)	—	(667)	—
Net unrealized gains (losses) on equity securities	1,127	(4,626)	1,907	(5,908)
Net realized and unrealized gains (losses) on investments	$1,127	$(4,735)	$1,273	$(6,014)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $1.9 million and $1.0 million for the three months ended June 30, 2023 and 2022, respectively.

Proceeds from the sale of fixed maturity securities were $7.1 million and $5.8 million for the six months ended June 30, 2023 and 2022, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of June 30, 2023 and December 31, 2022, the carrying value of securities on deposit with state regulatory authorities was $8.6 million and $8.5 million, respectively.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022.

June 30, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$43,797	$—	$43,797
States, territories, and possessions	—	5,443	—	5,443
Political subdivisions	—	3,957	—	3,957
Special revenue excluding mortgage/asset-backed securities	—	32,073	—	32,073
Corporate and other	—	277,701	—	277,701
Mortgage/asset-backed securities	—	197,150	—	197,150
Equity securities	41,428	—	—	41,428
Cash, cash equivalents, and restricted cash	58,604	—	—	58,604
Total assets	$100,032	$560,121	$—	$660,153

December 31, 2022	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$48,551	$—	$48,551
States, territories, and possessions	—	5,354	—	5,354
Political subdivisions	—	4,298	—	4,298
Special revenue excluding mortgage/asset-backed securities	—	32,799	—	32,799
Corporate and other	—	254,095	—	254,095
Mortgage/asset-backed securities	—	169,967	—	169,967
Equity securities	38,576	—	—	38,576
Cash, cash equivalents, and restricted cash	68,164	—	—	68,164
Total assets	$106,740	$515,064	$—	$621,804

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of June 30, 2023 and December 31, 2022, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$81,366	$51,386	$77,520	$45,419
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	18,539	14,350	35,839	27,799
Prior years	(634)	48	2,718	1,552
Total incurred	17,905	14,398	38,557	29,351
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	6,176	4,399	7,569	5,889
Prior years	11,795	5,615	27,208	13,112
Total payments	17,971	10,014	34,777	19,001
Reserve for losses and LAE net of reinsurance recoverables at end of period	81,300	55,769	81,300	55,769
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	216,783	107,898	216,783	107,898
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$298,083	$163,667	$298,083	$163,667

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $0.6 million and insignificant adverse prior year development during the three months June 30, 2023 and 2022, respectively.

The Company experienced adverse prior year development of $2.7 million and adverse prior year development of $1.6 million during the six months June 30, 2023 and 2022, respectively.

Favorable prior year development during the three months ended June 30, 2023 was primarily due to lower than anticipated severity of catastrophe losses, offset by higher than anticipated severity of attritional losses. Adverse prior year development during the three months ended June 30, 2022 was primarily due to higher than anticipated severity of catastrophe losses from prior years offset by favorable development on attritional losses.

Adverse prior year development during the six months ended June 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses. Adverse prior year development during the three months ended June 30, 2022 was primarily due to higher than anticipated severity of attritional and catastrophe losses from prior years.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2023:

Stock options outstanding under 2019 Equity Incentive Plan	857,569
Restricted stock units outstanding under 2019 Equity Incentive Plan	363,242
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	426,931
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,132,062
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,140,126
Total	5,919,930

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock-Based Compensation	$3,697	$2,704	$7,147	$5,463

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

The following table summarizes stock option transactions for the six months ended June 30, 2023:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	882,892	$33.85	—	$—
Options granted	—	—
Options exercised	(17,659)	17.81
Options canceled	(7,664)	68.75
Outstanding at June 30, 2023	857,569	$33.86	6.4	$24,922
Vested and Exercisable at June 30, 2023	744,833	$29.30	6.2	$24,381

As of June 30, 2023, the Company had approximately $2.3 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.4 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the six months ended June 30, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	271,951	$68.90
Granted	142,374	51.37
Released	(42,581)	60.40
Forfeited	(8,502)	53.15
Non-vested outstanding at June 30, 2023	363,242	$63.39

As of June 30, 2023, the Company had approximately $18.5 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.6 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of June 30, 2023, none of the stock price milestones have been achieved.

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

The following table summarizes PSU transactions for the three months ended June 30, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	383,103	$37.62
Granted	46,029	51.36
Vested	—	—
Forfeited	(2,201)	54.98
Non-vested outstanding at June 30, 2023	426,931	$39.01

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of June 30, 2023, the Company had approximately $11.4 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 3.0 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 7,724 shares pursuant to the ESPP during the six months ended June 30, 2023.

Share repurchases

In January 2022, the Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 301,162 shares for $15.6 million at an average price of $53.4 per share under this program during the six months ended June 30, 2023. Approximately $50.0 million remains available for future repurchases. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Six Months Ended June 30,
	2023	2022
	(in thousands)
Beginning Balance	$(36,515)	$5,312

Other comprehensive income (loss) before reclassification	2,300	(41,276)
Federal income tax expense (benefit)	(483)	8,668
Other comprehensive income (loss) before reclassification, net of tax	1,817	(32,608)

Amounts reclassified from AOCI	(36)	101
Federal income tax expense (benefit)	8	(21)
Amounts reclassified from AOCI, net of tax	(28)	80

Other comprehensive income (loss)	1,789	(32,528)
Balance at end of period	$(34,726)	$(27,216)

7. Underwriting Information

The Company has a single reportable segment and offers primarily property and casualty insurance products. The Company also writes premiums under fronting agreements where it cedes the majority of the premium and risk in exchange for a fronting fee. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting Premiums	$80,211	29.2%	$42,154	19.3%	$171,967	32.8%	$71,999	18.5%
Residential Earthquake	65,102	23.7%	54,090	24.7%	120,827	23.0%	100,426	25.8%
Commercial Earthquake	42,826	15.6%	33,103	15.1%	80,597	15.4%	58,247	14.9%
Inland Marine	35,539	13.0%	23,134	10.6%	66,588	12.7%	41,371	10.6%
Casualty	14,988	5.5%	7,804	3.6%	26,722	5.1%	12,804	3.3%
Commercial All Risk	11,770	4.3%	21,213	9.7%	20,146	3.8%	31,791	8.2%
Hawaii Hurricane	9,595	3.5%	8,240	3.8%	17,667	3.4%	15,154	3.9%
Residential Flood	5,469	2.0%	3,583	1.6%	9,705	1.9%	6,577	1.7%
Specialty Homeowners	(38)	(0.0)%	13,891	6.4%	(97)	(0.0)%	30,176	7.7%
Other	8,834	3.2%	11,477	5.2%	10,285	1.9%	21,078	5.4%
Total Gross Written Premiums	$274,296	100.0%	$218,689	100.0%	$524,407	100.0%	$389,623	100.0%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$157,057	57.3%	$93,130	42.6%	$288,946	55.1%	$161,848	41.5%
Texas	25,231	9.2%	26,286	12.0%	48,441	9.2%	45,265	11.6%
Washington	13,645	5.0%	8,937	4.1%	25,617	4.9%	15,818	4.1%
Florida	12,664	4.6%	14,809	6.8%	24,760	4.7%	19,771	5.1%
Hawaii	12,228	4.5%	10,191	4.7%	22,333	4.3%	18,731	4.8%
Oregon	5,907	2.2%	4,371	2.0%	12,687	2.4%	8,745	2.2%
Illinois	4,471	1.6%	4,676	2.1%	9,173	1.7%	8,949	2.3%
Utah	3,938	1.4%	2,316	1.1%	7,053	1.3%	4,191	1.1%
Other	39,155	14.3%	53,973	24.7%	85,397	16.4%	106,305	27.3%
Total Gross Written Premiums	$274,296	100.0%	$218,689	100.0%	$524,407	100.0%	$389,623	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$159,846	58.3%	$116,338	53.2%	$310,550	59.2%	$220,342	56.6%
PESIC	114,450	41.7%	102,351	46.8%	213,857	40.8%	169,281	43.4%
Total Gross Written Premiums	$274,296	100.0%	$218,689	100.0%	$524,407	100.0%	$389,623	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended June 30, 2023, the Company’s income tax rate of 23.7% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended June 30, 2022, the Company’s income tax rate of 20.2% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

For the six months ended June 30, 2023, the Company’s tax rate of 23.6% was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the six months ended June 30, 2022, the Company’s tax rate of 22.1% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$17,562	$14,589	$34,874	$29,126
Weighted average common shares outstanding:
Basic	24,833,852	25,211,924	24,901,403	25,283,222
Common Share equivalents	475,674	534,856	483,006	534,220
Diluted	25,309,526	25,746,780	25,384,409	25,817,442

Earnings per share:
Basic	$0.71	$0.58	$1.40	$1.15
Diluted	$0.69	$0.57	$1.37	$1.13

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

As of June 30, 2023, the Company’s catastrophe event retention is $17.5 million for all perils and the Company’s XOL reinsurance structure provides protection up to $2.66 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of June 30, 2023, the Company was in compliance with all debt covenants.

As of June 30, 2023, the Company had no borrowings outstanding on the Credit Agreement.

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

As of June 30, 2023, the Company had $71.4 million of borrowings outstanding through the FHLB at the overnight rate of 5.28%. Interest expense on the FHLB line of credit was $0.8 million and $1.3 million for the three and six months ended June 30, 2023, respectively.

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

The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

Our ceded written premiums can be impacted significantly in certain periods due to changes in quota share agreements. In periods where we modify a quota share agreement, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends. Our XOL costs as a percentage of gross earned premiums also may vary each period due to changes in cost of XOL between contract periods, changes of premium in-force during the XOL contract period, or due to acceleration of XOL charges or the need to purchase additional reinsurance due to losses. In addition, the volume of premiums ceded in fronting agreements each period may vary due to the timing of entering new fronting partnerships and terminations of fronting partnerships.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires. In addition, many of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

●	The occurrence, frequency, and severity of catastrophe events in the areas where we underwrite policies relating to these perils;

●	The occurrence, frequency, and severity of non‑catastrophe attritional losses;

●	The mix of business written by us;

●	The reinsurance agreements we have in place at the time of a loss;

●	The geographic location and characteristics of the policies we underwrite;

●	Changes in the legal or regulatory environment related to the business we write;

●	Trends in legal defense costs;

●	Inflation in housing and construction costs; and

●	Increases in amounts awarded by courts and juries.

Losses and loss adjustment expenses are based on an actuarial analysis of the estimated losses, including losses incurred during the period and changes in estimates from prior periods. Losses and loss adjustment expenses may be paid out over multiple years.

Acquisition Expenses

Acquisition expenses are principally comprised of the commissions we pay retail agents, program administrators and wholesale brokers, net of ceding commissions and fronting fees we receive on business ceded under quota share and fronting reinsurance agreements. In addition, acquisition expenses include premium‑related taxes and other fees. Acquisition expenses related to each policy we write are deferred and expensed pro rata over the term of the policy. We earn fronting fees consistent with how we earn premiums on the underlying insurance policies, on a pro-rata basis over the terms of the policies.

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

Annualized adjusted return on equity is a non‑GAAP financial measure defined as adjusted net income expressed on an annualized basis as a percentage of average beginning and ending stockholders’ equity during the period. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of return on equity calculated using unadjusted GAAP numbers to adjusted return on equity.

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

Catastrophe loss ratio is a non‑GAAP financial measure defined as the ratio of catastrophe losses to net earned premiums. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of loss ratio calculated using unadjusted GAAP numbers to catastrophe loss ratio.

Adjusted combined ratio excluding catastrophe losses is a non‑GAAP financial measure defined as adjusted combined ratio excluding the impact of catastrophe losses. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of combined ratio calculated using unadjusted GAAP numbers to adjusted combined ratio excluding catastrophe losses.

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

Results of Operations

Three months ended June 30, 2023 compared to three months ended June 30, 2022

The following table summarizes our results for the three months ended June 30, 2023 and 2022:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$274,296	$218,689	$55,607	25.4%
Ceded written premiums	(169,109)	(122,627)	(46,482)	37.9%
Net written premiums	105,187	96,062	9,125	9.5%
Net earned premiums	83,107	80,265	2,842	3.5%
Commission and other income	621	990	(369)	(37.3)%
Total underwriting revenue (1)	83,728	81,255	2,473	3.0%
Losses and loss adjustment expenses	17,905	14,398	3,507	24.4%
Acquisition expenses, net of ceding commissions and fronting fees	26,057	28,663	(2,606)	(9.1)%
Other underwriting expenses	22,350	18,195	4,155	22.8%
Underwriting income (1)	17,416	19,999	(2,583)	(12.9)%
Interest expense	(1,064)	(111)	(953)	NM
Net investment income	5,541	3,140	2,401	76.5%
Net realized and unrealized gains (losses) on investments	1,127	(4,735)	5,862	(123.8)%
Income before income taxes	23,020	18,293	4,727	25.8%
Income tax expense	5,458	3,704	1,754	47.4%
Net income	$17,562	$14,589	$2,973	20.4%
Adjustments:
Net realized and unrealized (gains) losses on investments(2)	(1,127)	4,735	(5,862)	(123.8)%
Stock-based compensation expense	3,697	2,704	993	36.7%
Amortization of intangibles	389	313	76	24.3%
Expenses associated with catastrophe bond	1,590	1,792	(202)	(11.3)%
Tax impact	(317)	(1,689)	1,372	(81.2)%
Adjusted net income (1)(2)	$21,794	$22,444	$(650)	(2.9)%
Key Financial and Operating Metrics
Annualized return on equity	17.2%	15.4%
Annualized adjusted return on equity (1)	21.3%	23.7%
Loss ratio	21.5%	17.9%
Expense ratio	57.5%	57.1%
Combined ratio	79.0%	75.1%
Adjusted combined ratio (1)	72.2%	69.1%
Diluted earnings per share	$0.69	$0.57
Diluted adjusted earnings per share (1)	$0.86	$0.87
Catastrophe losses	$2,159	$548
Catastrophe loss ratio (1)	2.6%	0.7%
Adjusted combined ratio excluding catastrophe losses (1)	69.6%	68.4%
Adjusted underwriting income (1)	$23,092	$24,808	$(1,716)	(6.9)%

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

Gross Written Premiums

Gross written premiums increased $55.6 million, or 25.4% to $274.3 million for the three months ended June 30, 2023 compared to $218.7 million for the three months ended June 30, 2022. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$80,211	29.2%	$42,154	19.3%	$38,057	90.3%
Residential Earthquake	65,102	23.7%	54,090	24.7%	11,012	20.4%
Commercial Earthquake	42,826	15.6%	33,103	15.1%	9,723	29.4%
Inland Marine	35,539	13.0%	23,134	10.6%	12,405	53.6%
Casualty	14,988	5.5%	7,804	3.6%	7,184	92.1%
Commercial All Risk	11,770	4.3%	21,213	9.7%	(9,443)	(44.5)%
Hawaii Hurricane	9,595	3.5%	8,240	3.8%	1,355	16.4%
Residential Flood	5,469	2.0%	3,583	1.6%	1,886	52.6%
Specialty Homeowners	(38)	(0.0)%	13,891	6.4%	(13,929)	(100.3)%
Other	8,834	3.2%	11,477	5.2%	(2,643)	(23.0)%
Total Gross Written Premiums	$274,296	100.0%	$218,689	100.0%	$55,607	25.4%

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

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums and contributed to the increase in Fronting premiums shown above.  In addition, we have recently made underwriting changes to reduce our exposure to continental U.S. hurricane events.  These underwriting changes contributed to the decline in Commercial All Risk premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$159,846	58.3%	$116,338	53.2%	$43,508	37.4%
PESIC	114,450	41.7%	102,351	46.8%	12,099	11.8%
Total Gross Written Premiums	$274,296	100.0%	$218,689	100.0%	$55,607	25.4%

Ceded Written Premiums

Ceded written premiums increased $46.5 million, or 37.9%, to $169.1 million for the three months ended June 30, 2023 from $122.6 million for the three months ended June 30, 2022. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased excess of loss (“XOL”) reinsurance expense primarily due to growth in exposure, in addition to higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums increased to 61.7% for the three months ended June 30, 2023 from 56.1% for the three months ended June 30, 2022. This increase was primarily due to increased fronting and quota share cessions as previously described.

Net Written Premiums

Net written premiums increased $9.1 million, or 9.5%, to $105.2 million for the three months ended June 30, 2023 from $96.1 million for the three months ended June 30, 2022. The increase was primarily due to an increase in gross written premiums, primarily in our Residential Earthquake and Inland Marine lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $2.8 million, or 3.5%, to $83.1 million for the three months ended June 30, 2023 from $80.3 million for the three months ended June 30, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Gross earned premiums	$242,189	$158,142	$84,047	53.1%
Ceded earned premiums	(159,082)	(77,877)	(81,205)	104.3%
Net earned premiums	$83,107	$80,265	$2,842	3.5%

Net earned premium ratio	34.3%	50.8%

The decline in net earned premium ratio shown above was primarily caused by an increase to fronting premiums whereby the majority of premium and exposure is ceded in exchange for a fronting fee which is recognized as an offset to acquisition expenses.

Commission and Other Income

Commission and other income decreased $0.4 million to $0.6 million for the three months ended June 30, 2023 from $1.0 million for the three months ended June 30, 2022. The balance decreased due to a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $3.5 million, or 24.4% to $17.9 million for the three months ended June 30, 2023 from $14.4 million for the three months ended June 30, 2022. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Catastrophe losses	$2,159	$548	$1,611	294.0%
Non-catastrophe losses	15,746	13,850	1,896	13.7%
Total losses and loss adjustment expenses	$17,905	$14,398	$3,507	24.4%

Our catastrophe loss ratio was 2.6% during the three months ended June 30, 2023. Catastrophe losses for the quarter were primarily related to severe convective storms, offset by favorable development on prior year catastrophe events.

Our catastrophe loss ratio was 0.7% during the three months ended June 30, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our non-catastrophe loss ratio was 18.9% for the three months ended June 30, 2023 compared to 17.2% during the three months ended June 30, 2022. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Casualty, and Inland Marine.

Acquisition Expenses

Acquisition expenses decreased $2.6 million, or 9.1%, to $26.1 million for the three months ended June 30, 2023 from $28.7 million for the three months ended June 30, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 10.8% for the three months ended June 30, 2023 compared to 18.1% for the three months ended June 30, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $4.2 million, or 22.8%, to $22.4 million for the three months ended June 30, 2023 from $18.2 million for the three months ended June 30, 2022. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 9.2% for the three months ended June 30, 2023 compared to 11.5% for the three months ended June 30, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.9% for the three months ended June 30, 2023 compared to 8.5% for the three months ended June 30, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.4 million, or 76.5%, to $5.5 million for the three months ended June 30, 2023 from $3.1 million for the three months ended June 30, 2022. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2023 and higher yields on invested assets.

The Company incurred $1.1 million of net realized and unrealized gains on investments for the three months ended June 30, 2023 compared to $4.7 million of net realized and unrealized losses for the three months ended June 30, 2022 due primarily to gains on our equity securities during the period ended June 30, 2023 versus losses during the period ended June 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Interest income	$5,456	$3,082	$2,374	77.0%
Dividend income	210	185	25	13.5%
Investment management fees and expenses	(125)	(127)	2	(1.6)%
Net investment income	5,541	3,140	2,401	76.5%
Net realized and unrealized gains (losses) on investments	1,127	(4,735)	5,862	(123.8)%
Total	$6,668	$(1,595)	$8,263	NM
NM- not meaningful

Income Tax Expense

Income tax expense increased $1.8 million, or 47.4% to $5.5 million for the three months ended June 30, 2023 from $3.7 million for the three months ended June 30, 2022 due to higher pre-tax income and a higher tax rate for the period ended June 30, 2023. During the three months ended June 30, 2023, our income tax rate of 23.7% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended June 30, 2022, our income tax rate of 20.2% was lower than the statutory rate of 21% due primarily to the permanent component of employee stock option exercises.

Results of Operations

Six months ended June 30, 2023 compared to six months ended June 30, 2022

The following table summarizes our results for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$524,407	$389,623	$134,784	34.6%
Ceded written premiums	(339,453)	(212,179)	(127,274)	60.0%
Net written premiums	184,954	177,444	7,510	4.2%
Net earned premiums	166,347	156,297	10,050	6.4%
Commission and other income	1,316	1,767	(451)	(25.5)%
Total underwriting revenue (1)	167,663	158,064	9,599	6.1%
Losses and loss adjustment expenses	38,557	29,351	9,206	31.4%
Acquisition expenses, net of ceding commissions and fronting fees	51,736	56,718	(4,982)	(8.8)%
Other underwriting expenses	41,572	34,119	7,453	21.8%
Underwriting income (1)	35,798	37,876	(2,078)	(5.5)%
Interest expense	(2,084)	(204)	(1,880)	NM
Net investment income	10,661	5,719	4,942	86.4%
Net realized and unrealized gains (losses) on investments	1,273	(6,014)	7,287	(121.2)%
Income before income taxes	45,648	37,377	8,271	22.1%
Income tax expense	10,774	8,251	2,523	30.6%
Net income	$34,874	$29,126	$5,748	19.7%
Adjustments:
Net realized and unrealized (gains) losses on investments(2)	(1,273)	6,014	(7,287)	(121.2)%
Expenses associated with transactions	—	85	(85)	(100.0)%
Stock-based compensation expense	7,147	5,463	1,684	30.8%
Amortization of intangibles	703	628	75	11.9%
Expenses associated with catastrophe bond	1,640	1,992	(352)	(17.7)%
Tax impact	(857)	(2,282)	1,425	(62.4)%
Adjusted net income (1)(2)	$42,234	$41,026	$1,208	2.9%
Key Financial and Operating Metrics
Annualized return on equity	17.5%	15.1%
Annualized adjusted return on equity (1)	21.2%	21.3%
Loss ratio	23.2%	18.8%
Expense ratio	55.3%	57.0%
Combined ratio	78.5%	75.8%
Adjusted combined ratio (1)	72.8%	70.5%
Diluted earnings per share	$1.37	$1.13
Diluted adjusted earnings per share (1)	$1.66	$1.59
Catastrophe losses	$3,965	$1,029
Catastrophe loss ratio (1)	2.4%	0.7%
Adjusted combined ratio excluding catastrophe losses (1)	70.4%	69.9%
Adjusted underwriting income (1)	$45,288	$46,044	$(756)	(1.6)%

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

Gross Written Premiums

Gross written premiums increased $134.8 million, or 34.6% to $524.4 million for the six months ended June 30, 2023 compared to $389.6 million for the six months ended June 30, 2022. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2023		2022
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$171,967	32.8%	$71,999	18.5%	$99,968	138.8%
Residential Earthquake	120,827	23.0%	100,426	25.8%	20,401	20.3%
Commercial Earthquake	80,597	15.4%	58,247	14.9%	22,350	38.4%
Inland Marine	66,588	12.7%	41,371	10.6%	25,217	61.0%
Casualty	26,722	5.1%	12,804	3.3%	13,918	108.7%
Commercial All Risk	20,146	3.8%	31,791	8.2%	(11,645)	(36.6)%
Hawaii Hurricane	17,667	3.4%	15,154	3.9%	2,513	16.6%
Residential Flood	9,705	1.9%	6,577	1.7%	3,128	47.6%
Specialty Homeowners	(97)	(0.0)%	30,176	7.7%	(30,273)	(100.3)%
Other	10,285	1.9%	21,078	5.4%	(10,793)	(51.2)%
Total Gross Written Premiums	$524,407	100.0%	$389,623	100.0%	$134,784	34.6%

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

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes caused the decline in Specialty Homeowners premiums and contributed to the increase in Fronting premiums shown above. In addition, we have recently made underwriting changes to reduce our exposure to continental U.S. hurricane events.  These underwriting changes contributed to the decline in Commercial All Risk premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$310,550	59.2%	$220,342	56.6%	$90,208	40.9%
PESIC	213,857	40.8%	169,281	43.4%	44,576	26.3%
Total Gross Written Premiums	$524,407	100.0%	$389,623	100.0%	$134,784	34.6%

Ceded Written Premiums

Ceded written premiums increased $127.3 million, or 60.0%, to $339.5 million for the six months ended June 30, 2023 from $212.2 million for the six months ended June 30, 2022. The increase was primarily due to increased premium ceded under fronting agreements due to growth in fronting premiums written and growth in the volume of written premiums subject to quota shares. In addition, we incurred increased XOL reinsurance expense due to growth in exposure, in addition to higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums increased to 64.7% for the six months ended June 30, 2023 from 54.5% for the six months ended June 30, 2022. This increase was primarily due to increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $7.5 million, or 4.2%, to $185.0 million for the six months ended June 30, 2023 from $177.4 million for the six months ended June 30, 2022. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake and Inland Marine lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $10.1 million, or 6.4%, to $166.3 million for the six months ended June 30, 2023 from $156.3 million for the six months ended June 30, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Gross earned premiums	$467,432	$297,067	$170,365	57.3%
Ceded earned premiums	(301,085)	(140,770)	(160,315)	113.9%
Net earned premiums	$166,347	$156,297	$10,050	6.4%

Net earned premium ratio	35.6%	52.6%

The decline in earned premium ratio shown above was primarily caused by an increase to fronting premiums whereby the majority of premium and exposure is ceded in exchange for a fronting fee which is recognized as an offset to acquisition expenses.

Commission and Other Income

Commission and other income decreased by $0.5 million, or 25.5%, to $1.3 million for the six months ended June 30, 2023, from $1.8 million for the six months ended June 30, 2022. The balance decreased due to a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $9.2 million to $38.6 million for the six months ended June 30, 2023 from $29.4 million for the six months ended June 30, 2022. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Catastrophe losses	$3,965	$1,029	$2,936	285.3%
Non-catastrophe losses	34,592	28,322	6,270	22.1%
Total losses and loss adjustment expenses	$38,557	$29,351	$9,206	31.4%

Our catastrophe loss ratio was 2.4% during the six months ended June 30, 2023. Catastrophe losses were related to floods occurring during the first quarter and severe convective storms occurring during the second quarter.

Our catastrophe loss ratio was 0.7% during the six months ended June 30, 2022. Catastrophe losses were related to unfavorable development on prior year catastrophe events.

Our non-catastrophe loss ratio was 20.8% for the six months ended June 30, 2023 compared to 18.1% during the six months ended June 30, 2022. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Casualty, and Inland Marine.

Acquisition Expenses

Acquisition expenses decreased $5.0 million, or 8.8%, to $51.7 million for the six months ended June 30, 2023 from $56.7 million for the six months ended June 30, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 11.1% for the six months ended June 30, 2023 compared to 19.1% for the six months ended June 30, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $7.5 million, or 21.8%, to $41.6 million for the six months ended June 30, 2023 from $34.1 million for the six months ended June 30, 2022. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.9% for the six months ended June 30, 2023 compared to 11.5% for the six months ended June 30, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.9% for the six months ended June 30, 2023 compared to 8.7% for the six months ended June 30, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $4.9 million, or 86.4%, to $10.7 million for the six months ended June 30, 2023 from $5.7 million for the six months ended June 30, 2022. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2023 and higher yields on invested assets.

The Company incurred $1.3 million of net realized and unrealized gains on investments for the six months ended June 30, 2023 compared to $6.0 million of net realized and unrealized losses for the six months ended June 30, 2022 due primarily to gains on our equity securities during the period ended June 30, 2023 compared to losses during the period ended June 30, 2022. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2023	2022	Change	% Change
	($ in thousands)
Interest income	$10,516	$5,640	$4,876	86.5%
Dividend income	391	340	51	15.0%
Investment management fees and expenses	(246)	(261)	15	(5.7)%
Net investment income	10,661	5,719	4,942	86.4%
Net realized and unrealized gains (losses) on investments	1,273	(6,014)	7,287	(121.2)%
Total	$11,934	$(295)	$12,229	NM

Income Tax Expense

Income tax expense increased $2.5 million or 30.6% to $10.8 million for the six months ended June 30, 2023 from $8.3 million for the six months ended June 30, 2022 due to higher pre-tax income and a higher effective tax rate during the six months ended June 30, 2023. During the six months ended June 30, 2023, our income tax rate of 23.6% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the six months ended June 30, 2022 our income tax rate of 22.1% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Total revenue	$90,396	$79,660	$179,597	$157,769
Net investment income	(5,541)	(3,140)	(10,661)	(5,719)
Net realized and unrealized (gains) losses on investments	(1,127)	4,735	(1,273)	6,014
Underwriting revenue	$83,728	$81,255	$167,663	$158,064

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

We define adjusted underwriting income as underwriting income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook. We use this metric as we believe it gives our management and other users of our financial information useful insight into our underlying business performance. Adjusted underwriting income should not be viewed as a substitute for pre‑tax income calculated in accordance with GAAP. Other companies may define adjusted underwriting income differently.

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Income before income taxes	$23,020	$18,293	$45,648	$37,377
Net investment income	(5,541)	(3,140)	(10,661)	(5,719)
Net realized and unrealized (gains) losses on investments	(1,127)	4,735	(1,273)	6,014
Interest expense	1,064	111	2,084	204
Underwriting income	$17,416	$19,999	$35,798	$37,876
Expenses associated with transactions	—	—	—	85
Stock-based compensation expense	3,697	2,704	7,147	5,463
Amortization of intangibles	389	313	703	628
Expenses associated with catastrophe bond	1,590	1,792	1,640	1,992
Adjusted underwriting income	$23,092	$24,808	$45,288	$46,044

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$17,562	$14,589	$34,874	$29,126
Adjustments:
Net realized and unrealized (gains) losses on investments	(1,127)	4,735	(1,273)	6,014
Expenses associated with transactions	—	—	—	85
Stock-based compensation expense	3,697	2,704	7,147	5,463
Amortization of intangibles	389	313	703	628
Expenses associated with catastrophe bond	1,590	1,792	1,640	1,992
Tax impact	(317)	(1,689)	(857)	(2,282)
Adjusted net income	$21,794	$22,444	$42,234	$41,026

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Annualized adjusted net income	$87,176	$89,776	$84,468	$82,052
Average stockholders' equity	$409,178	$379,232	$399,230	$386,117
Annualized adjusted return on equity	21.3%	23.7%	21.2%	21.3%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$65,691	$60,266	$130,549	$118,421
Denominator: Net earned premiums	$83,107	$80,265	$166,347	$156,297
Combined ratio	79.0%	75.1%	78.5%	75.8%
Adjustments to numerator:
Expenses associated with transactions	$—	$—	$—	$(85)
Stock-based compensation expense	(3,697)	(2,704)	(7,147)	(5,463)
Amortization of intangibles	(389)	(313)	(703)	(628)
Expenses associated with catastrophe bond	(1,590)	(1,792)	(1,640)	(1,992)
Adjusted combined ratio	72.2%	69.1%	72.8%	70.5%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$21,794	$22,444	$42,234	$41,026
Weighted-average common shares outstanding, diluted	25,309,526	25,746,780	25,384,409	25,817,442
Diluted adjusted earnings per share	$0.86	$0.87	$1.66	$1.59

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$17,905	$14,398	$38,557	$29,351
Denominator: Net earned premiums	$83,107	$80,265	$166,347	$156,297
Loss ratio	21.5%	17.9%	23.2%	18.8%

Numerator: Catastrophe losses	$2,159	$548	$3,965	$1,029
Denominator: Net earned premiums	$83,107	$80,265	$166,347	$156,297
Catastrophe loss ratio	2.6%	0.7%	2.4%	0.7%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$65,691	$60,266	$130,549	$118,421
Denominator: Net earned premiums	$83,107	$80,265	$166,347	$156,297
Combined ratio	79.0%	75.1%	78.5%	75.8%
Adjustments to numerator:
Expenses associated with transactions	$—	$—	$—	$(85)
Stock-based compensation expense	(3,697)	(2,704)	(7,147)	(5,463)
Amortization of intangibles	(389)	(313)	(703)	(628)
Expenses associated with catastrophe bond	(1,590)	(1,792)	(1,640)	(1,992)
Catastrophe losses	(2,159)	(548)	(3,965)	(1,029)
Adjusted combined ratio excluding catastrophe losses	69.6%	68.4%	70.4%	69.9%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2023	2022
	(in thousands)
Stockholders' equity	$413,708	$384,754
Goodwill and intangible assets	(13,095)	(8,261)
Tangible stockholders' equity	$400,613	$376,493

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

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
	2023	2022
	($ in thousands)
Cash provided by (used in):
Operating activities	$23,203	$82,799
Investing activities	(52,907)	(101,497)
Financing activities	20,144	4,835
Change in cash, cash equivalents, and restricted cash	$(9,560)	$(13,863)

Our cash flow from operating activities was positive during the six months ended June 30, 2023 and 2022 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended June 30, 2023 and 2022 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash provided by financing activities for three months ended June 30, 2023 was related to $35.0 million in borrowings from our lines of credit, the receipt of $0.3 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan, offset by the repurchase of $15.6 million of our common stock. Cash provided by financing activities for three months ended June 30, 2022 was related to $23.0 million in borrowings from our FHLB line of credit, the receipt of $1.8 million in proceeds from stock option exercises and the receipt of $0.3 million in proceeds from our employee stock purchase plan, offset by the repurchase of $20.3 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $660.2 million in cash and investment securities available at June 30, 2023. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 301,162 shares for $15.6 million under this program during the six months ended June 30, 2023 and $50.0 million remains available for future repurchases.

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

As of June 30, 2023, we had no borrowings outstanding through the Credit Agreement.

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

As of June 30, 2023, we had $71.4 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At June 30, 2023 total stockholders’ equity was $413.7 million and tangible stockholders’ equity was $400.6 million, compared to total stockholders’ equity of $384.8 million and tangible stockholders’ equity of $376.5 million as of December 31, 2022. Stockholder’s equity increased primarily due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities and was partially offset by share repurchases made during the period.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2023, the majority of our investment portfolio, or $560.1 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $41.4 million of equity securities. In addition, we maintained a non‑restricted cash and cash equivalent balance of $58.3 million at June 30, 2023. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.86 and 3.81 years and an average rating of “A1/A+” and “A1/A+” at June 30, 2023 and December 31, 2022, respectively. Our fixed income investment portfolio had a book yield of 3.60% as of June 30, 2023, compared to 3.30% as of December 31, 2022.

At June 30, 2023 and December 31, 2022 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2023	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$45,975	$43,797	7.8%
States, territories, and possessions	5,847	5,443	1.0%
Political subdivisions	4,436	3,957	0.7%
Special revenue excluding mortgage/asset-backed securities	35,788	32,073	5.7%
Corporate and other	301,975	277,701	49.6%
Mortgage/asset-backed securities	211,019	197,150	35.2%
Total available-for-sale investments	$605,040	$560,121	100.0%

	Amortized	Fair	% of Total
December 31, 2022	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$50,802	$48,551	9.4%
States, territories, and possessions	5,857	5,354	1.0%
Political subdivisions	4,919	4,298	0.8%
Special revenue excluding mortgage/asset-backed securities	37,260	32,799	6.4%
Corporate and other	278,164	254,095	49.3%
Mortgage/asset-backed securities	184,578	169,967	33.0%
Total available-for-sale investments	$561,580	$515,064	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2023 and December 31, 2022:

	Estimated	% of
June 30, 2023	Fair Value	Total
	($ in thousands)
Rating
AAA	$198,099	35.4%
AA	55,034	9.8%
A	188,574	33.7%
BBB	109,177	19.5%
BB	7,055	1.3%
B	480	0.1%
CCC & Below	1,702	0.2%
	$560,121	100.0%

	Estimated	% of
December 31, 2022	Fair Value	Total
	($ in thousands)
Rating
AAA	$182,620	35.4%
AA	55,438	10.8%
A	171,292	33.3%
BBB	95,402	18.5%
BB	10,047	1.9%
B	236	0.1%
CCC & Below	29	—%
	$515,064	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2023 were as follows:

	Amortized	Fair	% of Total
June 30, 2023	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$45,887	$44,464	7.9%
Due after one year through five years	167,430	156,746	28.0%
Due after five years through ten years	144,598	130,308	23.3%
Due after ten years	36,106	31,453	5.6%
Mortgage and asset-backed securities	211,019	197,150	35.2%
	$605,040	$560,121	100.0%

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

We use treaty reinsurance and, on a limited basis, facultative reinsurance coverage. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Our treaty reinsurance program primarily consists of catastrophe XOL coverage, in which the reinsurer(s) agree to assume all or a portion of the ceding company’s losses relating to a group of policies occurring in relation to specified events, subject to customary exclusions, in excess of a specified amount. Additionally, we buy program specific reinsurance coverage for specific lines of business on a quota share, property per risk or a facultative basis. In quota share reinsurance, the reinsurer agrees to assume a specified percentage of the ceding company’s losses arising out of a defined class of business in exchange for a corresponding percentage of premiums, net of a ceding commission. Property per risk coverage is similar to catastrophe XOL coverage except that the treaty applies in individual property losses rather than in the aggregate for all claims associated with a single catastrophic loss occurrence. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. We use facultative reinsurance selectively to supplement limits or to cover risks or perils excluded from other reinsurance contracts.

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

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

Our catastrophe event retention is currently $17.5 million for all perils. Our reinsurance coverage exhausts at $2.66 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 78.9% rated “A−” or better. At June 30, 2023, 1.6% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Our business is concentrated in California and Texas and we are exposed more significantly to California and Texas loss activity and regulatory environments;

●	We rely on a select group of brokers and program administrators, and such relationships may not continue;

●	There is intense competition for business in our industry;

Risks Related to the Economic Environment:

●	Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;

Risks Related to Technology:

●	The failure of our information technology and telecommunications systems could adversely affect our business;

●	Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

●	We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;

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

Our reinsurance coverage currently exhausts at $2.66 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $17.5 million for all perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2023, we had $255.9 million of aggregate reinsurance recoverables.

Our loss reserves are established based on estimates which may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition

The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We seek to establish adequate reserves; however, our ultimate liability may be greater than our estimate.

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

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in our Annual Report on Form 10-K.

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

The reinsurance market historically has been a cyclical market characterized by periods of sufficient or excess capital (soft market cycle) as well as shortages of capital (hard market cycle). Market conditions have limited, and in some cases prevented, insurers from obtaining the types and amounts of reinsurance they consider adequate for their business needs. As a result, we may not be able to purchase reinsurance in the areas and for the amounts we desire or on terms we deem acceptable or at all. Hard market cycles may increase our cost of reinsurance, force us to increase our loss retention, or limit the amount of reinsurance we are able to purchase, all of which would have an adverse impact on our business and results of operations.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

We may seek similar catastrophe bond offerings in the future. However, there can be no assurance that we will be able to complete such offerings on acceptable terms, if at all.

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or otherwise, our loss exposure may increase, which would increase our potential losses related to catastrophe or non-catastrophe events. If we are unwilling to bear an increase in loss exposure, we may have to reduce our written premiums.  These outcomes could adversely affect our business, financial condition, and results of operations.

In addition, as we grow our written premiums and enter new lines of business we will seek new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to reduce the risk associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business would have a negative impact on our ability to grow our written premiums and maintain our current level of profitability.

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

We run many model simulations to understand the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

•	The models do not address all the possible hazard characteristics of a catastrophe peril (e.g., the precise path and wind speed of a hurricane);

•	The models may not accurately reflect the true frequency or severity of events;

•	The models may not accurately reflect a risk’s vulnerability or susceptibility to damage for a given event characteristic;

•	The models may not account for unusual or unprecedented catastrophe events;

•	The models may not adequately consider the impact of inflation on the magnitude of modeled losses;

•	The models may not accurately represent loss potential to insurance or reinsurance contract coverage limits, terms and conditions; and

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2023, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). Subsequent to our quarter-end on June 30, 2023, the Company's financial strength rating was upgraded to "A-" (Excellent) (Outlook Positive) on July 14, 2023. A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 47% and 10% of our gross written premiums for the year ended December 31, 2022 and 57% and 9% for the six months ended June 30, 2023. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

In particular, our future success is substantially dependent on the continued service of our Founder, Chief Executive Officer and Chairman, Mac Armstrong, and our Chief Financial Officer, Christopher Uchida. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

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

For the six months ended June 30, 2023, our largest program administrator distributed $164.3 million or 31.3% of our gross written premiums and our second largest program administrator distributed $77.2 million, or 14.7% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the six months ended June 30, 2023.

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

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we regularly meet and communicate with our brokers, monitor broker behavior, and review broker financial information on an as‑needed basis. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline, and our financial condition and results of operations could be materially and adversely affected.

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

Most of our insurance policies are written for a one‑year term. In our financial forecasting process, we make assumptions about the rates of renewal of our prior year’s policies. The insurance and reinsurance industries have historically been cyclical businesses with intense competition, often based on price. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected. In addition, the volume of fronting premiums written may vary significantly in future periods due to the timing of entering large fronting partnerships and terminations of large fronting partnerships.

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

We seek to underwrite products and make investments to achieve favorable returns on tangible stockholders’ equity over the long term. Our opportunistic nature and focus on long‑term growth in tangible equity may result in fluctuations in gross written premiums, reinsurance expenses, loss expenses, and other underwriting expenses from period to period as we concentrate on underwriting contracts that we believe will generate better long‑term, rather than short‑term, results. Accordingly, our short‑term results of operations may not be indicative of our long‑term prospects.

Our Credit Agreement contains restrictions and covenants that limit our flexibility in operating our business and any debt borrowed under our Credit Agreement exposes us to additional risk and may adversely affect our financial condition and future financial results.

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with certain lenders which provides a revolving credit facility of up to $100.0 million. Borrowings under the Credit Agreement may impact our business and financial condition by:

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

Our primary market risk exposures relate to changes in interest rates and credit quality considerations. Future increases in interest rates could cause the values of our fixed maturity securities portfolios to decline, with the magnitude of the decline depending on the duration of securities included in our portfolio and the amount by which interest rates increase. Interest rate fluctuations can also impact the business and results of operations of the companies that issue fixed maturity securities and may cause a decline in fair value of their securities. Some fixed maturity securities have call or prepayment options, which create reinvestment risk in declining rate environments. Other fixed maturity securities, such as mortgage‑backed and asset‑backed securities, carry prepayment risk or, in a rising interest rate environment, may not prepay as quickly as expected.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $41.4 million as of June 30, 2023.

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

Multiple areas of our business rely on certain third‑party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third‑party software in the future. Unforeseen issues may arise in third-party software platforms which may have an adverse impact on our operations. Integration of new third‑party software or modifications to our existing third-party software may require substantial investment of our time and resources. The inability to integrate or operate third-party software successfully or the inadequacy of third-party software may have a material adverse impact on our operations. In addition, the cost of third-party software is significant and we expect it to increase in the future. If we have issues with the functionality or expense of third-party software, we may not be able to find acceptable alternatives in a timely manner or at all. Many of the risks associated with the use of third‑party software cannot be eliminated, and these risks could negatively affect our business.

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

Our U.S. insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable California, Oregon and Arizona statutes and regulations. As a result of such status, certain transactions between our U.S. insurance subsidiaries and one or more of their affiliates, such as a tax sharing agreement or cost sharing arrangement, may not be effected unless the insurer has provided notice of that transaction to the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, at least 30 days prior to engaging in the transaction and the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, has not disapproved such transaction within the 30‑day time period. These prior notification requirements may result in business delays and additional business expenses. If any of our U.S. insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations in California, Oregon or Arizona, as applicable, we may be subject to significant fines and penalties and our working relationship with the California Department of Insurance, the Oregon Division of Financial Regulation, or the Arizona Department of Insurance, as applicable, may be impaired.

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

Our U.S. insurance subsidiaries are subject to risk‑based capital requirements, based upon the “risk based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Arizona, Oregon and California law. These requirements establish the minimum amount of risk‑based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk‑based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 37 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of and $0.6 million in 2022 and $0.2 million for the six months ended June 30, 2023. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC and PSRE. State insurance laws, including the laws of Oregon, California, Arizona, and the laws of Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon, California and Arizona is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g) and Arizona Revised Statute 20-481. Under Oregon statute, dividend payments from PSIC are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC and PESIC may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

Our purchases of our equity securities in the second quarter of fiscal year 2023 were:

	Total Number of		Total Number of Shares Purchased as	Approximate Dollar Value of Shares that May
	Shares Purchased	Average Price Paid Per Share (1)	Part of Publicly Announced Plans	I
				($ in thousands)
April 1, 2023 to April 30, 2023	84,547	$54.02	84,547	$54,187
May 1, 2023 to May 31, 2023	68,061	49.52	68,061	50,815
June 1, 2023 to June 30, 2023	13,874	54.96	13,874	50,022
Total	166,482		166,482

(1) Average Price Paid Per Share excludes cash paid for commissions.

(2) On January 24, 2022, the Company’s Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase of up to $100 million of outstanding shares of common stock through the period ending on March 31, 2024. The approved plan replaced the Company’s previous $40 million share repurchase program.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Form Executive Employment Agreement

On July 28, 2023, our Compensation Committee of the Board of Directors (the “Compensation Committee”) approved a new form of executive employment agreement (the “Form Agreement”), to be entered into by our executive officers (excluding Mr. Armstrong). We intend to enter into the Form Agreement with each of our executive officers prior to December 31, 2023. The Form Agreement provides, among other things, the executive’s annual base salary and target bonus amount, each subject to review and adjustment by the Compensation Committee.

The Form Agreement also provides benefits in connection with a termination of the executive’s employment under specified circumstances. Under the terms of the Form Agreement, if we terminate the executive’s employment other than for “cause” or the executive terminates his or her employment for “good reason”(each as defined in the Form Agreement), the executive will be entitled to receive, subject to his or her timely execution and non-revocation of a separation agreement and release of claims in a form reasonably satisfactory to us and his or her continued adherence to the non-solicitation provision of the Form Agreement, (i) severance payments in an amount equal to his or her then-current base salary for a period of 12 months plus the pro rata amount such executive’s target bonus based on the month of termination payable in accordance with our regularly scheduled payroll; (ii) reimbursements for the executive’s and his or her eligible dependents’ COBRA premiums for up to 12 months; and (iii) in the event that the executive has been continuously employed by the Company for at least 36 months prior to termination (and such termination occurs outside a change in control (as defined in the Form Agreement)), then any unvested equity awards that are subject to vest based on the passage of time that would have vested within 12 months of the termination date shall vest (such payments under (i), (ii) and (iii), the “Severance Pay”).

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

Item 6. Exhibits

Exhibit Number	Description

10.11	Form of Executive Employment Agreement (Named Executive Officers)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (embedded within the Inline XBRL document)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: August 3, 2023	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 3, 2023	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)