Form 10-Q
period 2023-09-30
Palomar Holdings, Inc.
filed 2023-11-02
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

Number of shares of the registrant’s common shares outstanding at October 31, 2023: 24,731,300

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2023 (Unaudited) and December 31, 2022	3
	Condensed Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2023 and 2022	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2023 and 2022	6
	Notes to Condensed Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	45
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	70
Item 3.	Defaults Upon Senior Securities	70
Item 4.	Mine Safety Disclosures	70
Item 5.	Other Information	70
Item 6.	Exhibits	71
	Signatures	72

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2023	2022
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $647,579 in 2023; $561,580 in 2022)	$591,907	$515,064
Equity securities, at fair value (cost: $43,002 in 2023; $42,352 in 2022)	39,835	38,576
Equity method investment	2,923	—
Total investments	634,665	553,640
Cash and cash equivalents	53,026	68,108
Restricted cash	262	56
Accrued investment income	4,864	3,777
Premiums receivable	242,082	162,858
Deferred policy acquisition costs, net of ceding commissions and fronting fees	58,967	56,740
Reinsurance recoverable on paid losses and loss adjustment expenses	48,004	39,718
Reinsurance recoverable on unpaid losses and loss adjustment expenses	232,170	153,895
Ceded unearned premiums	259,760	204,084
Prepaid expenses and other assets	65,753	44,088
Deferred tax assets, net	13,643	10,622
Property and equipment, net	433	603
Goodwill and intangible assets, net	12,705	8,261
Total assets	$1,626,334	$1,306,450
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$32,532	$25,760
Reserve for losses and loss adjustment expenses	324,348	231,415
Unearned premiums	570,453	471,314
Ceded premium payable	211,025	146,127
Funds held under reinsurance treaty	14,042	10,680
Borrowings from credit agreements	52,600	36,400
Total liabilities	1,205,000	921,696
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,730,885 and 25,027,467 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	345,673	333,558
Accumulated other comprehensive loss	(43,221)	(36,515)
Retained earnings	118,879	87,708
Total stockholders' equity	421,334	384,754
Total liabilities and stockholders' equity	$1,626,334	$1,306,450

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues:
Gross written premiums	$313,998	$253,128	$838,406	$642,751
Ceded written premiums	(203,336)	(161,930)	(542,789)	(374,109)
Net written premiums	110,662	91,198	295,617	268,642
Change in unearned premiums	(24,845)	(13,256)	(43,453)	(34,403)
Net earned premiums	85,817	77,942	252,164	234,239
Net investment income	6,029	3,744	16,690	9,462
Net realized and unrealized losses on investments	(1,376)	(2,356)	(103)	(8,369)
Commission and other income	465	1,362	1,781	3,129
Total revenues	90,935	80,692	270,532	238,461
Expenses:
Losses and loss adjustment expenses	16,139	30,900	54,696	60,251
Acquisition expenses, net of ceding commissions and fronting fees	27,004	27,210	78,740	83,928
Other underwriting expenses	22,390	17,114	63,962	51,233
Interest expense	867	270	2,952	475
Total expenses	66,400	75,494	200,350	195,887
Income before income taxes	24,535	5,198	70,182	42,574
Income tax expense	6,103	912	16,877	9,163
Net income	18,432	4,286	53,305	33,411
Other comprehensive income (loss), net:
Net unrealized losses on securities available for sale	(8,494)	(15,412)	(6,706)	(47,941)
Net comprehensive income (loss)	$9,938	$(11,126)	$46,599	$(14,530)
Per Share Data:
Basic earnings per share	$0.75	$0.17	$2.15	$1.32
Diluted earnings per share	$0.73	$0.17	$2.10	$1.29

Weighted-average common shares outstanding:
Basic	24,740,455	25,209,368	24,847,164	25,258,333
Diluted	25,244,828	25,787,625	25,340,602	25,808,387

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169
Other comprehensive loss, net of tax	—	—	—	(47,941)	—	(47,941)
Stock-based compensation	—	—	8,556	—	—	8,556
Issuance of common stock via employee stock purchase plan	13,990	—	759	—	—	759
Issuance of common stock via equity incentive plan	185,765	—	2,164	—	—	2,164
Repurchases of common stock	(399,198)	—	—	—	(23,273)	(23,273)
Net income	—	—	—	—	33,411	33,411
Balance at September 30, 2022	25,229,486	$3	$330,381	$(42,629)	$80,090	$367,845

Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive loss, net of tax	—	—	—	(6,706)	—	(6,706)
Stock-based compensation	—	—	10,737	—	—	10,737
Issuance of common stock via employee stock purchase plan	17,080	—	799	—	—	799
Issuance of common stock via equity incentive plan	105,239	—	579	—	—	579
Repurchases of common stock	(418,901)	—	—	—	(22,134)	(22,134)
Net income	—	—	—	—	53,305	53,305
Balance at September 30, 2023	24,730,885	$3	$345,673	$(43,221)	$118,879	$421,334

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net cash provided by operating activities	$93,836	$94,544
Investing activities
Purchases of property and equipment	(15)	(307)
Capitalized software costs	(5,324)	(4,138)
Purchases of fixed maturity securities	(190,560)	(279,064)
Purchases of equity securities	(945)	(10,277)
Purchase of equity method investment	(3,000)	—
Sales and maturities of fixed maturity securities	104,505	172,380
Sales of equity securities	295	—
Change in securities receivable or payable, net	(3,576)	—
Acquisitions, net of cash acquired	(5,536)	(16)
Net cash used in investing activities	(104,156)	(121,422)
Financing activities
Proceeds from line of credit, net of repayments	16,200	26,400
Proceeds from common stock issued via employee stock purchase plan	799	2,164
Proceeds from common stock issued via stock option exercises	579	760
Repurchases of common stock	(22,134)	(23,273)
Net cash (used in) provided by financing activities	(4,556)	6,051
Net decrease in cash, cash equivalents and restricted cash	(14,876)	(20,827)
Cash, cash equivalents and restricted cash at beginning of period	68,164	50,371
Cash, cash equivalents and restricted cash at end of period	$53,288	$29,544
Supplementary cash flow information:
Cash paid for income taxes	$21,093	$18,870
Cash paid for interest	$2,428	$351

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2023	2022
	(unaudited)
Cash and cash equivalents	$53,026	$68,108
Restricted cash	262	56
Cash and cash equivalents and restricted cash	$53,288	$68,164

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California domiciled property and casualty insurance agency, Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”), and a Delaware incorporated management company, Palomar Underwriters Exchange Organization, Inc. ("PUEO"), that provides services to Laulima Exchange (“Laulima”), a Hawaii domiciled reciprocal exchange, as its attorney-in-fact.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly‑owned subsidiaries. The condensed consolidated financial statements also include the accounts of Laulima, as Laulima is a variable interest entity ("VIE") for which the Company is the primary beneficiary.  Currently Laulima does not hold a material amount of assets or liabilities.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the nine months ended September 30, 2023.

Recently issued accounting pronouncements not yet adopted

There are not currently any recent accounting pronouncements or pending accounting guidance that have significance, or potential significance, to the Company’s consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$44,783	$—	$(2,093)	$—	$42,690
States, territories, and possessions	5,842	—	(629)	—	5,213
Political subdivisions	4,433	—	(585)	—	3,848
Special revenue excluding mortgage/asset-backed securities	33,236	—	(5,368)	—	27,868
Corporate and other	305,998	175	(28,336)	(904)	276,933
Mortgage/asset-backed securities	253,287	316	(18,248)	—	235,355
Total available-for-sale investments	$647,579	$491	$(55,259)	$(904)	$591,907

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2022	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$50,802	$2	$(2,253)	$—	$48,551
States, territories, and possessions	5,857	49	(552)	—	5,354
Political subdivisions	4,919	—	(621)	—	4,298
Special revenue excluding mortgage/asset-backed securities	37,260	26	(4,487)	—	32,799
Corporate and other	278,164	79	(23,912)	(236)	254,095
Mortgage/asset-backed securities	184,578	251	(14,862)	—	169,967
Total available-for-sale investments	$561,580	$407	$(46,687)	$(236)	$515,064

Security holdings in an unrealized loss position

As of September 30, 2023, the Company held 578 fixed maturity securities in an unrealized loss position with a total estimated fair value of $549.4 million and total gross unrealized losses of $55.3 million. As of December 31, 2022, the Company held 543 fixed maturity securities in an unrealized loss position with a total estimated fair value of $484.7 million and total gross unrealized losses of $46.9 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$2,338	$(12)	$40,352	$(2,081)	$42,690	$(2,093)
States, territories, and possessions	2,041	(30)	3,172	(599)	5,213	(629)
Political subdivisions	—	—	3,848	(585)	3,848	(585)
Special revenue excluding mortgage/asset-backed securities	2,617	(148)	25,251	(5,220)	27,868	(5,368)
Corporate and other	66,836	(3,296)	197,097	(25,040)	263,933	(28,336)
Mortgage/asset-backed securities	88,543	(2,414)	117,318	(15,834)	205,861	(18,248)
Total available-for-sale investments	$162,375	$(5,900)	$387,038	$(49,359)	$549,413	$(55,259)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$41,077	$(1,523)	$6,853	$(730)	$47,930	$(2,253)
States, territories, and possessions	3,227	(552)	—	—	3,227	(552)
Political subdivisions	4,298	(621)	—	—	4,298	(621)
Special revenue excluding mortgage/asset-backed securities	25,091	(3,287)	5,080	(1,200)	30,171	(4,487)
Corporate and other	192,185	(15,667)	55,605	(8,481)	247,790	(24,148)
Mortgage/asset-backed securities	118,815	(9,908)	32,448	(4,954)	151,263	(14,862)
Total available-for-sale investments	$384,693	$(31,558)	$99,986	$(15,365)	$484,679	$(46,923)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2022 Annual Report on Form 10-K.

The Company has recorded an allowance for credit losses for two investment securities. Based on the Company’s review as of September 30, 2023, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2023, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$42,127	$40,783
Due after one year through five years	183,123	170,789
Due after five years through ten years	131,751	114,833
Due after ten years	37,291	30,147
Mortgage and asset-backed securities	253,287	235,355
	$647,579	$591,907

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Interest income	$5,952	$3,688	$16,468	$9,328
Dividend income	211	178	602	518
Investment expense	(134)	(122)	(380)	(384)
Net investment income	$6,029	$3,744	$16,690	$9,462

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$—	$2	$65	$10
Gains on sales of equity securities	—	—	—	—
Total realized gains	—	2	65	10
Realized losses:
Losses on sales of fixed maturity securities	—	(195)	(32)	(309)
Losses on sales of equity securities	—	—	—	—
Total realized losses	—	(195)	(32)	(309)
Net realized investment gains	—	(193)	33	(299)
Change in allowance for credit losses	—	—	(667)	—
Net unrealized (losses) gains on equity securities	(1,299)	(2,163)	608	(8,070)
Net unrealized losses on equity method investment	(77)	—	(77)	—
Net realized and unrealized gains (losses) on investments	$(1,376)	$(2,356)	$(103)	$(8,369)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were insignificant for the three months ended September 30, 2023 and 2022, respectively.

Proceeds from the sale of fixed maturity securities were $9.8 million and $5.8 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of September 30, 2023 and December 31, 2022, the carrying value of securities on deposit with state regulatory authorities was $8.6 million and $8.5 million, respectively.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022.

September 30, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$42,690	$—	$42,690
States, territories, and possessions	—	5,213	—	5,213
Political subdivisions	—	3,848	—	3,848
Special revenue excluding mortgage/asset-backed securities	—	27,868	—	27,868
Corporate and other	—	276,933	—	276,933
Mortgage/asset-backed securities	—	235,355	—	235,355
Equity securities	39,835	—	—	39,835
Cash, cash equivalents, and restricted cash	53,288	—	—	53,288
Total assets	$93,123	$591,907	$—	$685,030

December 31, 2022	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$48,551	$—	$48,551
States, territories, and possessions	—	5,354	—	5,354
Political subdivisions	—	4,298	—	4,298
Special revenue excluding mortgage/asset-backed securities	—	32,799	—	32,799
Corporate and other	—	254,095	—	254,095
Mortgage/asset-backed securities	—	169,967	—	169,967
Equity securities	38,576	—	—	38,576
Cash, cash equivalents, and restricted cash	68,164	—	—	68,164
Total assets	$106,740	$515,064	$—	$621,804

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of September 30, 2023 and December 31, 2022, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$81,300	$55,769	$77,520	$45,419
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	15,116	30,904	50,954	58,703
Prior years	1,023	(4)	3,742	1,548
Total incurred	16,139	30,900	54,696	60,251
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	6,646	7,873	14,215	13,762
Prior years	(1,385)	4,548	25,823	17,660
Total payments	5,261	12,421	40,038	31,422
Reserve for losses and LAE net of reinsurance recoverables at end of period	92,178	74,248	92,178	74,248
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	232,170	131,575	232,170	131,575
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$324,348	$205,823	$324,348	$205,823

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $1.0 million and insignificant prior year development during the three months ended  September 30, 2023 and 2022, respectively.

The Company experienced adverse prior year development of $3.7 million and adverse prior year development of $1.5 million during the nine months ended  September 30, 2023 and 2022, respectively.

Adverse prior year development during the three months ended September 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses.

Adverse prior year development during the nine months ended September 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses. Adverse prior year development during the nine months ended September 30, 2022 was primarily due to higher than anticipated severity of attritional and catastrophe losses.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2023:

Stock options outstanding under 2019 Equity Incentive Plan	838,706
Restricted stock units outstanding under 2019 Equity Incentive Plan	339,505
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	424,393
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,134,739
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,130,770
Total	5,868,113

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Stock-Based Compensation	$3,589	$3,092	$10,737	$8,556

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

The following table summarizes stock option transactions for the nine months ended September 30, 2023:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2023	882,892	$33.85	—	$—
Options granted	—	—
Options exercised	(32,882)	17.61
Options canceled	(11,304)	66.08
Outstanding at September 30, 2023	838,706	$34.05	6.0	$19,368
Vested and Exercisable at September 30, 2023	753,678	$30.74	5.8	$19,308

As of September 30, 2023, the Company had approximately $1.8 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.2 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the nine months ended September 30, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	271,951	$68.90
Granted	157,972	51.34
Released	(72,357)	66.37
Forfeited	(18,061)	52.27
Non-vested outstanding at September 30, 2023	339,505	$62.15

As of September 30, 2023, the Company had approximately $16.8 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.3 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of September 30, 2023, none of the stock price milestones have been achieved.

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

The following table summarizes PSU transactions for the three months ended September 30, 2023:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2023	383,103	$37.62
Granted	46,029	51.36
Vested	—	—
Forfeited	(4,739)	54.30
Non-vested outstanding at September 30, 2023	424,393	$38.93

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2023, the Company had approximately $10.2 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.7 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company's 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 17,080 shares pursuant to the ESPP during the nine months ended September 30, 2023.

Share repurchases

In January 2022, Company's the Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 418,901 shares for $22.1 million at an average price of $54.4 per share under this program during the nine months ended September 30, 2023. Approximately $43.5 million remains available for future repurchases. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2023	2022
	(in thousands)
Beginning Balance	$(36,515)	$5,312

Other comprehensive (loss) before reclassification	(8,453)	(60,983)
Federal income tax (benefit) expense	1,775	12,806
Other comprehensive (loss) before reclassification, net of tax	(6,678)	(48,177)

Amounts reclassified from AOCI	(36)	299
Federal income tax expense (benefit)	8	(63)
Amounts reclassified from AOCI, net of tax	(28)	236

Other comprehensive (loss)	(6,706)	(47,941)
Balance at end of period	$(43,221)	$(42,629)

7. Underwriting Information

The Company has a single reportable segment and offers primarily property and casualty insurance products. The Company also writes premiums under fronting agreements where it cedes the majority of the premium and risk in exchange for a fronting fee. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting Premiums	$106,581	33.9%	$82,232	32.5%	$278,548	33.2%	$154,232	24.0%
Residential Earthquake	69,220	22.0%	59,569	23.5%	190,048	22.7%	159,995	24.9%
Commercial Earthquake	44,166	14.1%	32,647	12.9%	124,763	14.9%	90,894	14.1%
Inland Marine	37,252	11.9%	30,842	12.2%	103,841	12.4%	72,214	11.2%
Casualty	20,165	6.4%	12,888	5.1%	50,144	6.0%	25,697	4.0%
Hawaii Hurricane	11,051	3.5%	9,425	3.7%	28,718	3.4%	24,579	3.8%
Commercial All Risk	6,624	2.1%	9,224	3.6%	26,769	3.2%	41,647	6.5%
Residential Flood	5,259	1.7%	3,871	1.5%	14,964	1.8%	10,448	1.6%
Specialty Homeowners	(2)	(0.0)%	(94)	(0.0)%	(99)	(0.0)%	30,082	4.7%
Other	13,682	4.4%	12,524	5.0%	20,710	2.4%	32,963	5.2%
Total Gross Written Premiums	$313,998	100.0%	$253,128	100.0%	$838,406	100.0%	$642,751	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$163,806	52.2%	$131,016	51.8%	$450,752	53.8%	$292,865	45.6%
Texas	24,336	7.7%	26,234	10.4%	72,777	8.7%	71,499	11.1%
Washington	17,792	5.7%	13,573	5.4%	43,409	5.2%	29,391	4.6%
Hawaii	13,490	4.3%	10,998	4.3%	35,824	4.3%	29,729	4.6%
Florida	11,549	3.7%	7,445	2.9%	36,309	4.3%	27,216	4.2%
Oregon	8,536	2.7%	7,738	3.1%	21,223	2.5%	16,483	2.6%
Illinois	6,502	2.1%	4,204	1.7%	15,675	1.9%	13,153	2.0%
Tennessee	5,562	1.8%	1,810	0.7%	9,233	1.1%	4,247	0.7%
Other	62,425	19.8%	50,110	19.8%	153,204	18.2%	158,168	24.6%
Total Gross Written Premiums	$313,998	100.0%	$253,128	100.0%	$838,406	100.0%	$642,751	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$186,693	59.5%	$136,814	54.0%	$497,216	59.3%	$357,156	55.6%
PESIC	127,305	40.5%	116,314	46.0%	341,190	40.7%	285,595	44.4%
Total Gross Written Premiums	$313,998	100.0%	$253,128	100.0%	$838,406	100.0%	$642,751	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended September 30, 2023, the Company’s income tax rate of 24.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended September 30, 2022, the Company’s income tax rate of 17.5% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

For the nine months ended September 30, 2023, the Company’s tax rate of 24.0% was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the nine months ended September 30, 2022, the Company’s tax rate of 21.5% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$18,432	$4,286	$53,305	$33,411
Weighted average common shares outstanding:
Basic	24,740,455	25,209,368	24,847,164	25,258,333
Common Share equivalents	504,373	578,257	493,438	550,054
Diluted	25,244,828	25,787,625	25,340,602	25,808,387

Earnings per share:
Basic	$0.75	$0.17	$2.15	$1.32
Diluted	$0.73	$0.17	$2.10	$1.29

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

As of September 30, 2023, the Company’s catastrophe event retention is $17.5 million for all perils and the Company’s XOL reinsurance structure provides protection up to $2.68 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of September 30, 2023, the Company was in compliance with all debt covenants.

As of September 30, 2023 and  December 31, 2022, the Company had no borrowings outstanding on the Credit Agreement.

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

As of September 30, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB at the overnight rate of 5.69%. Interest expense on the FHLB line of credit was $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively.

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

The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2023, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on March 1, 2023.

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

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, and unrealized gains and losses on equity securities and equity method investments. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Results of Operations

Three months ended September 30, 2023 compared to three months ended September 30, 2022

The following table summarizes our results for the three months ended September 30, 2023 and 2022:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$313,998	$253,128	$60,870	24.0%
Ceded written premiums	(203,336)	(161,930)	(41,406)	25.6%
Net written premiums	110,662	91,198	19,464	21.3%
Net earned premiums	85,817	77,942	7,875	10.1%
Commission and other income	465	1,362	(897)	(65.9)%
Total underwriting revenue (1)	86,282	79,304	6,978	8.8%
Losses and loss adjustment expenses	16,139	30,900	(14,761)	(47.8)%
Acquisition expenses, net of ceding commissions and fronting fees	27,004	27,210	(206)	(0.8)%
Other underwriting expenses	22,390	17,114	5,276	30.8%
Underwriting income (1)	20,749	4,080	16,669	NM
Interest expense	(867)	(270)	(597)	221.1%
Net investment income	6,029	3,744	2,285	61.0%
Net realized and unrealized losses on investments	(1,376)	(2,356)	980	(41.6)%
Income before income taxes	24,535	5,198	19,337	NM
Income tax expense	6,103	912	5,191	NM
Net income	$18,432	$4,286	$14,146	NM
Adjustments:
Net realized and unrealized losses on investments (2)	1,376	2,356	(980)	(41.6)%
Expenses associated with transactions	229	45	184	NM
Stock-based compensation expense	3,589	3,092	497	16.1%
Amortization of intangibles	390	313	77	24.6%
Tax impact	(725)	(871)	146	(16.8)%
Adjusted net income (1)(2)	$23,291	$9,221	$14,070	152.6%
Key Financial and Operating Metrics
Annualized return on equity	17.7%	4.6%
Annualized adjusted return on equity (1)	22.3%	9.9%
Loss ratio	18.8%	39.6%
Expense ratio	57.0%	55.1%
Combined ratio	75.8%	94.8%
Adjusted combined ratio (1)	70.9%	90.3%
Diluted earnings per share	$0.73	$0.17
Diluted adjusted earnings per share (1)	$0.92	$0.36
Catastrophe losses	$(533)	$12,500
Catastrophe loss ratio (1)	(0.6)%	16.0%
Adjusted combined ratio excluding catastrophe losses (1)	71.5%	74.3%
Adjusted underwriting income (1)	$24,957	$7,530	$17,427	231.4%
NM - not meaningful

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

Gross Written Premiums

Gross written premiums increased $60.9 million, or 24.0% to $314.0 million for the three months ended September 30, 2023 compared to $253.1 million for the three months ended September 30, 2022. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$106,581	33.9%	$82,232	32.5%	$24,349	29.6%
Residential Earthquake	69,220	22.0%	59,569	23.5%	9,651	16.2%
Commercial Earthquake	44,166	14.1%	32,647	12.9%	11,519	35.3%
Inland Marine	37,252	11.9%	30,842	12.2%	6,410	20.8%
Casualty	20,165	6.4%	12,888	5.1%	7,277	56.5%
Hawaii Hurricane	11,051	3.5%	9,425	3.7%	1,626	17.3%
Commercial All Risk	6,624	2.1%	9,224	3.6%	(2,600)	(28.2)%
Residential Flood	5,259	1.7%	3,871	1.5%	1,388	35.9%
Other	13,680	4.4%	12,430	5.0%	1,250	10.1%
Total Gross Written Premiums	$313,998	100.0%	$253,128	100.0%	$60,870	24.0%

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement.  The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships.

We have recently made underwriting changes to reduce our exposure to continental U.S. hurricane events.  These underwriting changes contributed to the decline in Commercial All Risk premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$186,693	59.5%	$136,814	54.0%	$49,879	36.5%
PESIC	127,305	40.5%	116,314	46.0%	10,991	9.4%
Total Gross Written Premiums	$313,998	100.0%	$253,128	100.0%	$60,870	24.0%

Ceded Written Premiums

Ceded written premiums increased $41.4 million, or 25.6%, to $203.3 million for the three months ended September 30, 2023 from $161.9 million for the three months ended September 30, 2022. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased XOL reinsurance expense due to growth in exposure and higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums increased to 64.8% for the three months ended September 30, 2023 from 64.0% for the three months ended September 30, 2022. This increase was primarily due to increased fronting and quota share cessions as previously described.

Net Written Premiums

Net written premiums increased $19.5 million, or 21.3%, to $110.7 million for the three months ended September 30, 2023 from $91.2 million for the three months ended September 30, 2022. The increase was primarily due to an increase in gross written premiums, primarily in our Residential and Commercial Earthquake lines partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $7.9 million, or 10.1%, to $85.8 million for the three months ended September 30, 2023 from $77.9 million for the three months ended September 30, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Gross earned premiums	$271,786	$186,938	$84,848	45.4%
Ceded earned premiums	(185,969)	(108,996)	(76,973)	70.6%
Net earned premiums	$85,817	$77,942	$7,875	10.1%

Net earned premium ratio	31.6%	41.7%

The decline in net earned premium ratio shown above was primarily caused by an increase to fronting premiums whereby the majority of premium and exposure is ceded in exchange for a fronting fee which is recognized as an offset to acquisition expenses.

Commission and Other Income

Commission and other income decreased $0.9 million to $0.5 million for the three months ended September 30, 2023 from $1.3 million for the three months ended September 30, 2022. The balance decreased due to a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $14.8 million, or 47.8% to $16.1 million for the three months ended September 30, 2023 from $30.9 million for the three months ended September 30, 2022. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Catastrophe losses	$(533)	$12,500	$(13,033)	(104.3)%
Non-catastrophe losses	16,672	18,400	(1,728)	(9.4)%
Total losses and loss adjustment expenses	$16,139	$30,900	$(14,761)	(47.8)%

Our catastrophe loss ratio was -0.6% during the three months ended September 30, 2023. Catastrophe loss activity for the quarter was primarily related to favorable development on severe convective storms that occurred during the second quarter of 2023 and favorable development on prior year hurricanes.

Our catastrophe loss ratio was 16.0% during the three months ended September 30, 2022. Catastrophe losses for the quarter were related to Hurricane Ian which primarily impacted our Commercial All Risk line of business.

Our non-catastrophe loss ratio was 19.4% for the three months ended September 30, 2023 compared to 23.6% during the three months ended September 30, 2022. Non-catastrophe losses decreased due mainly to lower attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Casualty, and Inland Marine.

Acquisition Expenses

Acquisition expenses decreased $0.2 million, or 0.8%, to $27.0 million for the three months ended September 30, 2023 from $27.2 million for the three months ended September 30, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 9.9% for the three months ended September 30, 2023 compared to 14.6% for the three months ended September 30, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $5.3 million, or 30.8%, to $22.4 million for the three months ended September 30, 2023 from $17.1 million for the three months ended September 30, 2022. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.2% for the three months ended September 30, 2023 compared to 9.2% for the three months ended September 30, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 6.7% for the three months ended September 30, 2023 compared to 7.3% for the three months ended September 30, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.3 million, or 61.0%, to $6.0 million for the three months ended September 30, 2023 from $3.7 million for the three months ended September 30, 2022. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2023 and higher yields on invested assets.

The Company incurred $1.4 million of net realized and unrealized losses on investments for the three months ended September 30, 2023 compared to $2.4 million of net realized and unrealized losses for the three months ended September 30, 2022 In both periods, the balance was primarily driven by unrealized losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Interest income	$5,952	$3,688	$2,264	61.4%
Dividend income	211	178	33	18.5%
Investment management fees and expenses	(134)	(122)	(12)	9.8%
Net investment income	6,029	3,744	2,285	61.0%
Net realized and unrealized losses on investments	(1,376)	(2,356)	980	(41.6)%
Total	$4,653	$1,388	$3,265	235.2%

Income Tax Expense

Income tax expense increased $5.2 million to $6.1 million for the three months ended September 30, 2023 from $0.9 million for the three months ended September 30, 2022 due to higher pre-tax income and a higher tax rate for the period ended September 30, 2023. During the three months ended September 30, 2023, our income tax rate of 24.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended September 30, 2022, our income tax rate of 17.5% was lower than the statutory rate of 21% due primarily to the permanent component of employee stock option exercises.

Results of Operations

Nine months ended September 30, 2023 compared to nine months ended September 30, 2022

The following table summarizes our results for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$838,406	$642,751	$195,655	30.4%
Ceded written premiums	(542,789)	(374,109)	(168,680)	45.1%
Net written premiums	295,617	268,642	26,975	10.0%
Net earned premiums	252,164	234,239	17,925	7.7%
Commission and other income	1,781	3,129	(1,348)	(43.1)%
Total underwriting revenue (1)	253,945	237,368	16,577	7.0%
Losses and loss adjustment expenses	54,696	60,251	(5,555)	(9.2)%
Acquisition expenses, net of ceding commissions and fronting fees	78,740	83,928	(5,188)	(6.2)%
Other underwriting expenses	63,962	51,233	12,729	24.8%
Underwriting income (1)	56,547	41,956	14,591	34.8%
Interest expense	(2,952)	(475)	(2,477)	NM
Net investment income	16,690	9,462	7,228	76.4%
Net realized and unrealized losses on investments	(103)	(8,369)	8,266	(98.8)%
Income before income taxes	70,182	42,574	27,608	64.8%
Income tax expense	16,877	9,163	7,714	84.2%
Net income	$53,305	$33,411	$19,894	59.5%
Adjustments:
Net realized and unrealized losses on investments (2)	103	8,369	(8,266)	(98.8)%
Expenses associated with transactions	229	130	99	76.2%
Stock-based compensation expense	10,737	8,556	2,181	25.5%
Amortization of intangibles	1,092	942	150	15.9%
Expenses associated with catastrophe bond	1,640	1,992	(352)	(17.7)%
Tax impact	(1,582)	(3,153)	1,571	(49.8)%
Adjusted net income (1)(2)	$65,524	$50,247	$15,277	30.4%
Key Financial and Operating Metrics
Annualized return on equity	17.6%	11.7%
Annualized adjusted return on equity (1)	21.7%	17.6%
Loss ratio	21.7%	25.7%
Expense ratio	55.9%	56.4%
Combined ratio	77.6%	82.1%
Adjusted combined ratio (1)	72.1%	77.1%
Diluted earnings per share	$2.10	$1.29
Diluted adjusted earnings per share (1)	$2.59	$1.95
Catastrophe losses	$3,432	$13,529
Catastrophe loss ratio (1)	1.4%	5.8%
Adjusted combined ratio excluding catastrophe losses (1)	70.8%	71.4%
Adjusted underwriting income (1)	$70,245	$53,576	$16,669	31.1%
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

Gross Written Premiums

Gross written premiums increased $195.7 million, or 30.4% to $838.4 million for the nine months ended September 30, 2023 compared to $642.8 million for the nine months ended September 30, 2022. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2023		2022
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product
Fronting Premiums	$278,548	33.2%	$154,232	24.0%	$124,316	80.6%
Residential Earthquake	190,048	22.7%	159,995	24.9%	30,053	18.8%
Commercial Earthquake	124,763	14.9%	90,894	14.1%	33,869	37.3%
Inland Marine	103,841	12.4%	72,214	11.2%	31,627	43.8%
Casualty	50,144	6.0%	25,697	4.0%	24,447	95.1%
Hawaii Hurricane	28,718	3.4%	24,579	3.8%	4,139	16.8%
Commercial All Risk	26,769	3.2%	41,647	6.5%	(14,878)	(35.7)%
Residential Flood	14,964	1.8%	10,448	1.6%	4,516	43.2%
Specialty Homeowners	(99)	(0.0)%	30,082	4.7%	(30,181)	(100.3)%
Other	20,710	2.4%	32,963	5.2%	(12,253)	(37.2)%
Total Gross Written Premiums	$838,406	100.0%	$642,751	100.0%	$195,655	30.4%

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement.  The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships.

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2023		2022
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$497,216	59.3%	$357,156	55.6%	$140,060	39.2%
PESIC	341,190	40.7%	285,595	44.4%	55,595	19.5%
Total Gross Written Premiums	$838,406	100.0%	$642,751	100.0%	$195,655	30.4%

Ceded Written Premiums

Ceded written premiums increased $168.7 million, or 45.1%, to $542.8 million for the nine months ended September 30, 2023 from $374.1 million for the nine months ended September 30, 2022. The increase was primarily due to increased premiums ceded under fronting agreements due to growth in fronting premiums written and growth in the volume of written premiums subject to quota shares. In addition, we incurred increased XOL reinsurance expense due to growth in exposure and higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums increased to 64.7% for the nine months ended September 30, 2023 from 58.2% for the nine months ended September 30, 2022. This increase was primarily due to increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $27.0 million, or 10.0%, to $295.6 million for the nine months ended September 30, 2023 from $268.6 million for the nine months ended September 30, 2022. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake and Inland Marine lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $17.9 million, or 7.7%, to $252.2 million for the nine months ended September 30, 2023 from $234.2 million for the nine months ended September 30, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Gross earned premiums	$739,219	$484,005	$255,214	52.7%
Ceded earned premiums	(487,055)	(249,766)	(237,289)	95.0%
Net earned premiums	$252,164	$234,239	$17,925	7.7%

Net earned premium ratio	34.1%	48.4%

The decline in earned premium ratio shown above was primarily caused by an increase to fronting premiums whereby the majority of premium and exposure is ceded in exchange for a fronting fee which is recognized as an offset to acquisition expenses.

Commission and Other Income

Commission and other income decreased by $1.3 million, or 43.1%, to $1.8 million for the nine months ended September 30, 2023, from $3.1 million for the nine months ended September 30, 2022. The balance decreased due to a decrease in commissions from a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $5.6 million to $54.7 million for the nine months ended September 30, 2023 from $60.3 million for the nine months ended September 30, 2022. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Catastrophe losses	$3,432	$13,529	$(10,097)	(74.6)%
Non-catastrophe losses	51,264	46,722	4,542	9.7%
Total losses and loss adjustment expenses	$54,696	$60,251	$(5,555)	(9.2)%

Our catastrophe loss ratio was 1.4% during the nine months ended September 30, 2023. Catastrophe losses were related to floods occurring during the first quarter and severe convective storms occurring during the second quarter.

Our catastrophe loss ratio was 5.8% during the nine months ended September 30, 2022. Catastrophe losses were primarily related to Hurricane Ian which primarily impacted our Commercial All Risk line of business.

Our non-catastrophe loss ratio was 20.3% for the nine months ended September 30, 2023 compared to 19.9% during the nine months ended September 30, 2022. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Commercial All Risk, Casualty, and Inland Marine.

Acquisition Expenses

Acquisition expenses decreased $5.2 million, or 6.2%, to $78.7 million for the nine months ended September 30, 2023 from $83.9 million for the nine months ended September 30, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 10.7% for the nine months ended September 30, 2023 compared to 17.3% for the nine months ended September 30, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $12.7 million, or 24.8%, to $64.0 million for the nine months ended September 30, 2023 from $51.2 million for the nine months ended September 30, 2022. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.7% for the nine months ended September 30, 2023 compared to 10.6% for the nine months ended September 30, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.8% for the nine months ended September 30, 2023 compared to 8.2% for the nine months ended September 30, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $7.2 million, or 76.4%, to $16.7 million for the nine months ended September 30, 2023 from $9.5 million for the nine months ended September 30, 2022. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2023 and higher yields on invested assets.

The Company incurred $0.1 million of net realized and unrealized losses on investments for the nine months ended September 30, 2023 compared to $8.4 million of net realized and unrealized losses for the nine months ended September 30, 2022. In both periods, the balance was primarily driven by unrealized losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2023	2022	Change	% Change
	($ in thousands)
Interest income	$16,468	$9,328	$7,140	76.5%
Dividend income	602	518	84	16.2%
Investment management fees and expenses	(380)	(384)	4	(1.0)%
Net investment income	16,690	9,462	7,228	76.4%
Net realized and unrealized losses on investments	(103)	(8,369)	8,266	(98.8)%
Total	$16,587	$1,093	$15,494	NM

Income Tax Expense

Income tax expense increased $7.7 million or 84.2% to $16.9 million for the nine months ended September 30, 2023 from $9.2 million for the nine months ended September 30, 2022 due to higher pre-tax income and a higher effective tax rate during the nine months ended September 30, 2023. During the nine months ended September 30, 2023, our income tax rate of 24.0% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the nine months ended September 30, 2022 our income tax rate of 21.5% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Total revenue	$90,935	$80,692	$270,532	$238,461
Net investment income	(6,029)	(3,744)	(16,690)	(9,462)
Net realized and unrealized losses on investments	1,376	2,356	103	8,369
Underwriting revenue	$86,282	$79,304	$253,945	$237,368

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Income before income taxes	$24,535	$5,198	$70,182	$42,574
Net investment income	(6,029)	(3,744)	(16,690)	(9,462)
Net realized and unrealized losses on investments	1,376	2,356	103	8,369
Interest expense	867	270	2,952	475
Underwriting income	$20,749	$4,080	$56,547	$41,956
Expenses associated with transactions	229	45	229	130
Stock-based compensation expense	3,589	3,092	10,737	8,556
Amortization of intangibles	390	313	1,092	942
Expenses associated with catastrophe bond	—	—	1,640	1,992
Adjusted underwriting income	$24,957	$7,530	$70,245	$53,576

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Net income	$18,432	$4,286	$53,305	$33,411
Adjustments:
Net realized and unrealized losses on investments	1,376	2,356	103	8,369
Expenses associated with transactions	229	45	229	130
Stock-based compensation expense	3,589	3,092	10,737	8,556
Amortization of intangibles	390	313	1,092	942
Expenses associated with catastrophe bond	—	—	1,640	1,992
Tax impact	(725)	(871)	(1,582)	(3,153)
Adjusted net income	$23,291	$9,221	$65,524	$50,247

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)

Annualized adjusted net income	$93,164	$36,884	$87,365	$66,996
Average stockholders' equity	$417,521	$372,955	$403,044	$381,007
Annualized adjusted return on equity	22.3%	9.9%	21.7%	17.6%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$65,068	$73,862	$195,617	$192,283
Denominator: Net earned premiums	$85,817	$77,942	$252,164	$234,239
Combined ratio	75.8%	94.8%	77.6%	82.1%
Adjustments to numerator:
Expenses associated with transactions	$(229)	$(45)	$(229)	$(130)
Stock-based compensation expense	(3,589)	(3,092)	(10,737)	(8,556)
Amortization of intangibles	(390)	(313)	(1,092)	(942)
Expenses associated with catastrophe bond	—	—	(1,640)	(1,992)
Adjusted combined ratio	70.9%	90.3%	72.1%	77.1%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$23,291	$9,221	$65,524	$50,247
Weighted-average common shares outstanding, diluted	25,244,828	25,787,625	25,340,602	25,808,387
Diluted adjusted earnings per share	$0.92	$0.36	$2.59	$1.95

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$16,139	$30,900	$54,696	$60,251
Denominator: Net earned premiums	$85,817	$77,942	$252,164	$234,239
Loss ratio	18.8%	39.6%	21.7%	25.7%

Numerator: Catastrophe losses	$(533)	$12,500	$3,432	$13,529
Denominator: Net earned premiums	$85,817	$77,942	$252,164	$234,239
Catastrophe loss ratio	(0.6)%	16.0%	1.4%	5.8%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$65,068	$73,862	$195,617	$192,283
Denominator: Net earned premiums	$85,817	$77,942	$252,164	$234,239
Combined ratio	75.8%	94.8%	77.6%	82.1%
Adjustments to numerator:
Expenses associated with transactions	$(229)	$(45)	$(229)	$(130)
Stock-based compensation expense	(3,589)	(3,092)	(10,737)	(8,556)
Amortization of intangibles	(390)	(313)	(1,092)	(942)
Expenses associated with catastrophe bond	—	—	(1,640)	(1,992)
Catastrophe losses	533	(12,500)	(3,432)	(13,529)
Adjusted combined ratio excluding catastrophe losses	71.5%	74.3%	70.8%	71.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2023	2022
	(in thousands)
Stockholders' equity	$421,334	$384,754
Goodwill and intangible assets	(12,705)	(8,261)
Tangible stockholders' equity	$408,629	$376,493

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

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
	2023	2022
	($ in thousands)
Cash provided by (used in):
Operating activities	$93,836	$94,544
Investing activities	(104,156)	(121,422)
Financing activities	(4,556)	6,051
Change in cash, cash equivalents, and restricted cash	$(14,876)	$(20,827)

Our cash flow from operating activities was positive during the nine months ended September 30, 2023 and 2022 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the nine months ended September 30, 2023 and 2022 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash used in financing activities for nine months ended September 30, 2023 was related to $16.2 million in borrowings from our lines of credit, the receipt of $0.6 million in proceeds from stock option exercises and the receipt of $0.8 million in proceeds from our employee stock purchase plan, offset by the repurchase of $22.1 million of our common stock. Cash provided by financing activities for nine months ended September 30, 2022 was related to $26.4 million in borrowings from our FHLB line of credit, the receipt of $0.8 million in proceeds from stock option exercises and the receipt of $2.2 million in proceeds from our employee stock purchase plan, offset by the repurchase of $23.3 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $688.0 million in cash and investment securities available at September 30, 2023. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 418,901 shares for $22.1 million under this program during the nine months ended September 30, 2023 and $43.5 million remains available for future repurchases.

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

As of September 30, 2023, we had no borrowings outstanding through the Credit Agreement.

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

As of September 30, 2023, we had $52.6 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At September 30, 2023 total stockholders’ equity was $421.3 million and tangible stockholders’ equity was $408.6 million, compared to total stockholders’ equity of $384.8 million and tangible stockholders’ equity of $376.5 million as of December 31, 2022. Stockholder’s equity increased primarily due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities and was partially offset by share repurchases made during the period.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2023, the majority of our investment portfolio, or $591.9 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $39.8 million of equity securities and $2.9 million of equity method investments. In addition, we maintained a non‑restricted cash and cash equivalent balance of $53.0 million at September 30, 2023. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.61 and 3.81 years and an average rating of “Aa3/A+” and “A1/A+” at September 30, 2023 and December 31, 2022, respectively. Our fixed income investment portfolio had a book yield of 3.90% as of September 30, 2023, compared to 3.30% as of December 31, 2022.

At September 30, 2023 and December 31, 2022 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2023	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$44,783	$42,690	7.2%
States, territories, and possessions	5,842	5,213	0.9%
Political subdivisions	4,433	3,848	0.6%
Special revenue excluding mortgage/asset-backed securities	33,236	27,868	4.7%
Corporate and other	305,998	276,933	46.8%
Mortgage/asset-backed securities	253,287	235,355	39.8%
Total available-for-sale investments	$647,579	$591,907	100.0%

	Amortized	Fair	% of Total
December 31, 2022	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$50,802	$48,551	9.4%
States, territories, and possessions	5,857	5,354	1.0%
Political subdivisions	4,919	4,298	0.9%
Special revenue excluding mortgage/asset-backed securities	37,260	32,799	6.4%
Corporate and other	278,164	254,095	49.3%
Mortgage/asset-backed securities	184,578	169,967	33.0%
Total available-for-sale investments	$561,580	$515,064	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2023 and December 31, 2022:

	Estimated	% of
September 30, 2023	Fair Value	Total
	($ in thousands)
Rating
AAA	$91,315	15.4%
AA	193,822	32.7%
A	186,750	31.6%
BBB	110,265	18.6%
BB	6,491	1.1%
B	1,703	0.3%
CCC & Below	1,561	0.3%
	$591,907	100.0%

	Estimated	% of
December 31, 2022	Fair Value	Total
	($ in thousands)
Rating
AAA	$182,620	35.4%
AA	55,438	10.8%
A	171,292	33.3%
BBB	95,402	18.5%
BB	10,047	1.9%
B	236	0.1%
CCC & Below	29	—%
	$515,064	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2023 were as follows:

	Amortized	Fair	% of Total
September 30, 2023	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$42,127	$40,783	6.9%
Due after one year through five years	183,123	170,789	28.9%
Due after five years through ten years	131,751	114,833	19.4%
Due after ten years	37,291	30,147	5.1%
Mortgage and asset-backed securities	253,287	235,355	39.8%
	$647,579	$591,907	100.0%

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

Our catastrophe event retention is currently $17.5 million for all perils. Our reinsurance coverage exhausts at $2.68 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 79.7% rated “A−” or better. At September 30, 2023, 1.7% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.

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

Our reinsurance coverage currently exhausts at $2.68 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $17.5 million for all perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2023, we had $280.2 million of aggregate reinsurance recoverables.

Our loss reserves are established based on estimates which may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition.

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

Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns, and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.

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

We buy multiple types of reinsurance including treaty excess of loss (“XOL”) coverage and program specific reinsurance coverage on a quota share, property per risk or a facultative basis. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. Our catastrophe XOL treaties are divided into multiple layers.

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

In addition, as we grow our written premiums and enter new lines of business we will seek new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to reduce the risk associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business could negatively impact our ability to grow our written premiums and maintain our desired level of profitability.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles, regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of expected losses based on computer or actuarial modeling techniques. These estimates, models, data, and scenarios may not produce accurate predictions; consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

In addition, output from our risk modeling software is based on third-party data that we believe to be accurate and reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance to value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials such as lumber and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios, and our business, financial condition, and results of operations could be materially adversely affected. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of September 30, 2023, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Positive) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”).  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

These and other factors could result in a downgrade of our financial strength rating. A downgrade or withdrawal of our rating could result in any of the following consequences, among others:

•	Causing our current and future distribution partners and insureds to choose other, more highly rated competitors;

•	Increasing the cost or reducing the availability of reinsurance to us;

•	Severely limiting or preventing us from writing new and renewal insurance contracts; or

•	Causing us to be out of compliance with the financial covenants in our credit agreement.

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

We and our customers could be negatively and adversely impacted by pandemics, disease outbreaks and other public health crises.

The extent of the impact of pandemic, disease outbreak or other public health crisis on our operational and financial performance depends on several factors, including the ultimate duration and severity of the event, the emergence and severity of variant strains, actions taken and restrictions imposed by the government and health officials in response, the effectiveness and adoption of vaccines and therapeutics, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.

Global health crises have historically contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may have a negative impact on our business. Furthermore, since our results of operations are partially dependent on the performance of our investment portfolio, a global health crisis' impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods. The macroeconomic effects of a global health crisis may persist for an indefinite period, even after the it has subsided. We cannot anticipate all the ways in which global health crises could adversely impact our business in the future.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 47% and 10% of our gross written premiums for the year ended December 31, 2022 and 52% and 8% for the nine months ended September 30, 2023. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

For the nine months ended September 30, 2023, our largest program administrator distributed $262.1 million or 31.3% of our gross written premiums and our second largest program administrator distributed $115.8 million, or 13.8% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the nine months ended September 30, 2023.

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

In addition, if we do not manage our TPAs effectively, or if our TPAs are unable to effectively handle our volume of claims, our ability to handle our claims workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our results of operations.

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

Factors, such as general economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products could be adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or even falsify claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $39.8 million as of September 30, 2023.

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

We may, in certain circumstances, invest immaterial amounts in private companies we believe provide strategic opportunities. These types of investments are typically illiquid, and we have limited ability to take actions that protect or increase the value of this type of investment. Net losses from this investment or impairment of this investment may negatively impact our operating results.

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

PSRE is subject to regulation from the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the “ES Requirements”). As an insurance company, our Bermuda subsidiary conducts a relevant activity and is subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda to meet these requirements.

Laulima is subject to regulation from the Hawaii Department of Commerce and Consumer Affairs, Hawaii Insurance Division which requires that Laulima comply with Hawaii Statutes and Insurance Code. If Laulima is unable to comply with the applicable insurance regulations in Hawaii, it may be subject to significant fines and penalties and its working relationship with the Hawaii Department of Commerce and Consumer Affairs, Hawaii Insurance Division may be impaired.

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

Additionally, in response to the growing threat of cyber-attacks in the insurance industry, new cybersecurity regulations have been adopted, which, among other things, require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. We are required to file compliance certifications pertaining to this legislation.

We will also be required by the SEC to make recurring cyber security disclosures in our annual reports and publicly disclose any material cybersecurity incidents beginning in December 2023.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 40 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of and $0.6 million in 2022 and $0.2 million for the nine months ended September 30, 2023. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

Our purchases of our equity securities in the third quarter of fiscal year 2023 were:

	Total Number of		Total Number of Shares Purchased as	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
	Shares Purchased	Average Price Paid Per Share (1)	Part of Publicly Announced Plans	(2)
				($ in thousands)
July 1, 2023 to July 31, 2023	77,844	$57.65	77,844	$45,545
August 1, 2023 to August 31, 2023	35,000	53.00	35,000	43,694
September 1, 2023 to September 30, 2023	4,895	49.77	4,895	43,451
Total	117,739		117,739

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

10.11	Form of Executive Employment Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.11 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on August 3, 2023).
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: November 2, 2023	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 2, 2023	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)