Form 10-K
period 2023-12-31
Palomar Holdings, Inc.
filed 2024-02-23
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2023 was approximately $1,408,096,601

Number of shares of the registrant’s common shares outstanding at February 20, 2024: 24,868,900

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2024 annual meeting of stockholders (the "2024 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2024 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $1.1 billion for the year ended December 31, 2023, which reflects a compound annual growth rate of approximately 60%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 43%.

We seek to continuously grow our income by developing products in lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Fronting, Excess Property, and Crop, as well as products targeting niche Casualty segments such as Real Estate Agent Errors and Omissions, Excess Liability, and Environmental Liability. These new products diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

We believe that we can generate superior risk-adjusted returns through the use of underwriting methods that apply a more granular approach to pricing than what is typically offered by standard carriers and that better reflect our customers' underlying risk. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to become the 2nd largest earthquake insurer in the state of California and the 3rd largest earthquake insurer in the United States. We also continue to experience growth and profitability across our other lines of business.

Our primary lines of business include: Residential and Commercial Earthquake, Fronting, Inland Marine, and Casualty. We seek to write a diverse mix of business by loss exposure, customer type and geography to capitalize on market opportunities, mitigate the potential impact of any single catastrophe event or shock loss, and reduce our cost of reinsurance.

We continue to develop product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk-adjusted returns. Notable recent examples of our commitment to developing new products include the expansion of our Casualty and Fronting operations and the launch of our Crop insurance program. We believe these markets complement our existing product offerings and offer significant growth opportunities across both the admitted and E&S markets.

We seek to have a diversified business mix, anchored by our core earthquake offerings and we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all our premiums were related to earthquake insurance. For the year ended December 31, 2023, 38% of our gross written premiums were related to earthquake insurance and non-earthquake related premiums grew 31% while earthquake related premiums grew 27% versus the prior year.

Our admitted insurance subsidiary, PSIC, is licensed in 42 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. California represents our largest current exposure with 53% of our gross written premiums for the year ended December 31, 2023. Our business strategy involves continuing to grow our core earthquake insurance business, diversifying our book of business into uncorrelated products such as Casualty and Fronting, and extending the reach of lines of business such as Inland Marine. The following charts illustrate our business mix by product, residential versus commercial markets, state, and entity for the year ended December 31, 2023:

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write, and we ensure that the risk characteristics of business assumed through our channel partnerships or written by program administrator partners are consistent with our underwriting of direct business. Our systems enable us to underwrite our personal lines business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. With our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. Because the data we collect through our underwriting process is highly granular, we can utilize detailed portfolio analytics to actively manage aggregation of policies and to ensure an appropriate dispersion of risks across our full portfolio. Similarly, our Casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial review, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can serve these markets better than our competitors. Furthermore, we can expand our markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown to become the 2nd largest earthquake insurer in California and the 3rd largest earthquake insurer in the United States. In markets with similar characteristics, we are experiencing growth and profitability across our other lines of business. We believe that our focus on addressing the needs of underserved specialty markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers flexible features that are not typical of standard products in our markets. By offering our customers the ability to manage pricing, coverage options, and deductibles, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our admitted products have been approved by individual state regulators and are supported by proprietary pricing models, we believe that these products are not easily replicable, particularly by existing carriers who would face the burden of gathering data, building new models, and revising existing rates and policy forms with regulators.

Product offerings in both the admitted and E&S markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 42 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents prefer the sale of admitted products. We offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having E&S offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

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

Multi-channel distribution model. Our open architecture distribution framework allows us to attract and underwrite business from multiple channels. We work with a wide variety of retail agents, program administrators, and wholesale brokers. We serve over 25 insurance companies as a specialty partner either by issuing companion policies or providing reinsurance for in-force risks that fit our strict underwriting parameters. The breadth and flexibility of our distribution model allows us to generate premium from many different parts of the insurance ecosystem and to rapidly take advantage of changing market conditions.

Sophisticated and conservative risk transfer program. Our risk transfer program utilizes excess of loss, quota share and property per risk coverages for both our property and casualty products. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. Our current reinsurance program is designed to limit our net loss before tax from a single event to $17.5 million, equivalent to approximately 3.7% of our total stockholders’ equity as of December 31, 2023. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time.  Further, we buy program specific quota share reinsurance coverage for certain lines of business to mitigate the impact of attritional losses on underwriting results. In our quota share agreements, we cede a portion of our premium for lines of business subject to attritional losses to reinsurers and, in return, we also cede a proportionate amount of losses and receive ceding commissions from the reinsurers.

Emphasis on the use of technology and analytics across our business. We have built a proprietary operating platform that employs best practices derived from our management team’s extensive prior experience. Our technology platform is not burdened by outdated technology and processes which may be utilized by older insurance companies. In building our platform, we have emphasized automated processes that use granular data and analytics consistently across all aspects of our business. Our internally developed Palomar Automated Submission System (“PASS”) acts as our interface with retail agents and wholesale brokers. PASS serves as the conduit to our policy administration system that integrates policy issuance, underwriting, billing and portfolio analytics. Our platform enables us to rapidly quote and bind policies via automated processing, and to run detailed risk-management analytics for internal and external constituents including distribution partners, carrier partners and reinsurers. We believe that this real-time access to data and analytics provides us with an advantage in distributing our products, managing our risk, and purchasing reinsurance.

Entrepreneurial and highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our management team members such as Mr. Armstrong, Jon Christianson, our President, Jon Knutzen, our Chief Risk Officer, and Chris Uchida, our Chief Financial Officer, have a long history of working together. For example, while at Arrowhead, Mac Armstrong worked closely with Chris Uchida, who served as Executive Vice President and Chief Accounting Officer of Arrowhead. As owners of approximately 2.6% of our outstanding common stock as of December 31, 2023, we believe our management team has closely aligned interests with our stockholders. In addition, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from their prior roles working in insurance and financial services companies.

Our Strategy

We believe that our approach will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We compete in the United States property and casualty market that represented over $850 billion in total written premiums during 2023. By comparison, we generated $1.1 billion of gross written premiums for the year ended December 31, 2023. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage. We continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit by expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2023 and 2022, our return on equity (“ROE”) was 18.5% and 13.4%, and our adjusted ROE was 21.9% and 18.3%, respectively. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

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

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income through the use of quota share reinsurance treaties whereby third-party reinsurers pay us a ceding commission in order to access attractive pools of risk. Our Fronting and Crop businesses offers an additional source of fee income that we earn from program administrators and reinsurers seeking to access our licensed insurance companies. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk-adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business and supports our ability to meet obligations to our policyholders and other constituents, and generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to provide protection against severe or frequent losses. Our goal is to protect our earnings by constructing a reinsurance program that mitigates losses and ensures profitability in spite of potential shock losses or catastrophic activity. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants to maximize our risk-adjusted returns.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to using technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point-of-sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, embeds us within their systems, and facilitates real-time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third-party technology assets, which deepen our competitive advantage, strengthen our operations, and improve our returns.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we (i) implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 42 states as of December 31, 2023. PSIC was formed in February 2014. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd.(“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance support exclusively to PSIC and PESIC. In August 2015, we incorporated Prospect General Insurance Agency, Inc., now known as Palomar Insurance Agency, Inc., (“PIA”), to underwrite specialty insurance products on behalf of third-party insurance companies. During 2020, we received regulatory approval for and capitalized PESIC. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across all our existing lines of business.  During 2023, we formed Palomar Underwriters Exchange Organization, Inc. ("PUEO"), a Delaware incorporated management company that provides services by serving as the attorney-in-fact to Laulima Exchange (“Laulima”), a Hawaii domiciled reciprocal exchange.

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

Our primary insurance products include Residential and Commercial Earthquake, Fronting, Inland Marine, and Casualty. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Although our largest exposure is in the state of California, we write business across the United States. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 42 total states. The following table shows gross written premium (“GWP”) by state for the years ended December 31, 2023, 2022 and 2021.

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$600,791	52.6%	$418,809	47.5%	$244,416	45.7%
Texas	95,517	8.4%	90,459	10.3%	62,893	11.8%
Washington	49,494	4.3%	41,827	4.7%	23,608	4.4%
Hawaii	47,388	4.2%	40,157	4.5%	34,993	6.5%
Florida	47,595	4.2%	38,715	4.4%	27,386	5.1%
Oregon	23,220	2.0%	24,108	2.7%	13,677	2.6%
Illinois	22,340	2.0%	17,368	2.0%	12,133	2.3%
New York	18,424	1.6%	12,510	1.5%	3,077	0.6%
Other	236,789	20.7%	197,915	22.4%	112,992	21.1%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$535,175	100.0%

We believe that maintaining a balanced book of personal and commercial lines business is beneficial. For example, while our Residential Earthquake products experience higher premium retention rates, our Commercial Earthquake products provide more flexibility on pricing, which enables us to increase premium rates more quickly when market conditions accommodate price increases. For the year ended December 31, 2023, 31% of our gross written premium consisted of personal lines business and 69% of gross written premium consisted of commercial lines business, compared to 37% personal lines business and 63% commercial lines business during the year ended December 31, 2022. The following table shows gross written premium by product line for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting	$364,250	31.9%	$223,249	25.3%	$11,459	2.2%
Residential Earthquake	253,530	22.2%	213,803	24.2%	171,048	32.0%
Commercial Earthquake	183,368	16.1%	131,677	14.9%	90,552	16.9%
Inland Marine	140,067	12.3%	105,068	11.9%	57,124	10.7%
Casualty	76,864	6.7%	35,791	4.1%	9,584	1.9%
Hawaii Hurricane	38,188	3.3%	32,967	3.7%	30,298	5.6%
Commercial All Risk	35,515	3.1%	51,671	5.9%	38,640	7.2%
Residential Flood	20,087	1.8%	14,539	1.7%	11,652	2.2%
Specialty Homeowners	(101)	(0.0)%	29,959	3.4%	67,894	12.7%
Other	29,790	2.6%	43,144	4.9%	46,924	8.6%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$535,175	100.0%

Residential Earthquake

We offer Residential Earthquake products on an admitted and E&S basis. Our products insure against damage to the home, contents and any appurtenant structures, and reimburse for temporary housing costs in the event of an earthquake. We design our products to provide agents and policyholders with coverage flexibility, including a full range of deductible options and the ability to tailor limits to a customer’s individual preferences. We aim to sell our products to buyers who may not have previously purchased earthquake coverage. We believe that our pricing model is a distinctive feature of our product offering. Using data from industry-leading catastrophe models we can evaluate and accurately price exposures at the ZIP code or geocode level based on characteristics particular to the risk. For example, we believe competing earthquake insurance products in California are commonly based on broad territorial pricing zones that do not consider regional differences in soil types, liquefaction potential and include little price differentiation between risks with varying proximity to known faults. Our ability to divide geographies into highly resolute grids, or ZIP codes, and price according to more detailed information relating to the exposure allows us to obtain a more appropriate rate for the risk, and often allows us to offer rate relief, particularly in low risk areas that historically have low earthquake insurance penetration. We write policy limits up to $15 million; all policies involve automated underwriting and lower limit policies are issued via automated processing. During the year ended December 31, 2023 and 2022, our Residential Earthquake products had a premium retention rate of approximately 97%.

Commercial Earthquake

We offer Commercial Earthquake products on an admitted and E&S basis. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is typically less than 15% of the total insured value (“TIV”). We attempt to avoid risks where the contents are hard to value or represent a disproportionate percentage of the value.

Fronting

Our Fronting business offers reinsurers, insurance carriers and managing general agents the ability to utilize our licensed admitted and E&S insurance companies to design and operate customized insurance programs. We issue insurance policies for other insurance companies that may not have the licensure, product suite or rating to serve their desired markets, or for programs supported by reinsurance or alternative capital providers. In addition, we enter fronting arrangements with program administrators that require a broadly licensed, highly rated carrier to conduct business in certain states.

Inland Marine

Our Inland Marine products include Builder’s Risk, Contractor’s Equipment, Mobile Equipment, Motor Truck Cargo, Miscellaneous Floaters, Installation Floaters, and Special Property Floaters. Our Inland Marine products are written on an admitted and on an E&S basis directly and through program administrators. Policy limits vary by product, however, our E&S offerings are designed to target larger limit business and do not directly compete with our admitted offerings. We believe the flexibility of our Inland Marine products enables us to compete in select market segments and price risk appropriately.

Casualty

We provide Casualty products on an admitted and E&S basis. We primarily focus on niche segments of the Casualty market including Real Estate Agent Errors and Omissions, Excess Liability, and Environmental Liability coverages written directly and through program administrators. We utilize experienced underwriters and thorough actuarial review to optimize our pricing, terms and conditions, limits, and attachment points.

In addition to our existing Casualty product offerings, we announced the launch of our Environmental Liability product at the end of 2023. The new product further demonstrates our commitment to providing comprehensive insurance solutions that address evolving market needs.

Hawaii Hurricane

              We offer admitted residential property coverage for named hurricanes in the state of Hawaii, which is required for homeowners that carry a mortgage on their properties. Similar to our residential earthquake product, insureds have the ability to tailor limits to their preferences. The policies we write only trigger coverage if an insured risk incurs wind damage while directly under a hurricane watch or warning as deemed by the Pacific division of the National Weather Service. Coverage only remains in effect for a period of 72 hours after the hurricane watch or warning expires. Therefore, there is no exposure to attritional losses with this product.

 We write this coverage through PSIC and Laulima, a reciprocal exchange comprised of an unincorporated association of Hawaii homeowners ("subscribers") that agree to insure one another.  Our management company, PUEO, acts as the attorney-in-fact for Laulima in exchange for a management fee.

Commercial All Risk

We offer Commercial All Risk insurance on a E&S basis nationwide through the underwriting division of a national wholesaler and through our internally underwritten Excess Property products. Our products currently compete in the national layered and shared commercial property market, an area where we believe there is a high-level of market dislocation. The Commercial All Risk policy covers the perils of fire and wind, with wind including hurricane, tornado, and hailstorm. For additional premium, the policy can include the peril of earthquake. We target occupancy types including government entities, homeowner’s associations, retail stores, hotels, motels, and office buildings.

Residential Flood

We provide Residential Flood products on an admitted and E&S basis. Our products primarily compete against those of the NFIP, which caps dwelling coverage at $250,000 and prices risk using less granular regional zones. We offer higher limits than the NFIP and price risk at the specific geocode level having developed detailed granular models of all current markets in partnership with a leading national catastrophe modeling agency. Furthermore, due to our proprietary pricing grid models we eliminate the need for a waiting period or an elevation certificate prior to binding and issuance of policies. We write policy limits up to $5 million, all of which involve automated underwriting and are issued via automated processing.

Crop

During 2023, we received regulatory approval and launched our Crop insurance business. Our Crop insurance business is comprised primarily of multi-peril crop insurance offered in connection with the U.S. Department of Agriculture's Risk Management Agency and designed to cover revenue shortfalls or production losses due to natural causes such as drought, hail, and wind. We currently write Crop insurance through a strategic partnership with the goal of minimizing exposure to a single region. We currently cede the majority of Crop premium and risk to reinsurers in exchange for a fronting fee and Crop premiums are currently included as a component of our Fronting premiums. In the future, we intend to classify Crop as a separate product.

Other

We continuously seek to develop product offerings and write business in areas that harness our core competencies and where we believe we can generate attractive risk adjusted returns. Examples include our assumed reinsurance treaties where the exposure is uncorrelated to our existing product offerings.

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

Wholesale Brokers: We distribute our commercial lines products primarily through wholesale brokers. Wholesale brokers are an important channel for commercial insurance products as they control much of the premium in these segments.  We target brokers with experience serving our target markets and with business plans consistent with our strategy and underwriting objectives. Brokers must demonstrate an ability to produce both the quality and quantity of business that we seek. To assist with this goal, our underwriters regularly visit with brokers to market and discuss the products we offer.

Program Administrators: Within select lines of business, we partner with program administrators to harness the efficiency and scale of their existing marketing and distribution infrastructures. In some cases, policies bound by our program administrators are pre-underwritten using pricing models that we have developed and are programmed into the policy administration system of those partners. For business that is not automatically underwritten, we set strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis. Most notably, for our Value Select Residential Earthquake products, we have a mutually exclusive program administrator agreement with Arrowhead for the states of California, Oregon and Washington. Under this agreement, which accounted for $208.1 million of written premiums for the year ended December 31, 2023, we conduct product development and underwriting while our program administrator manages a base of over 1,000 retail agents who individually bind policies through PASS or an internal system which automatically applies our pricing and underwriting guidelines to new policies, and is subjected to our disciplined risk management.

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner to act as a fronting carrier, transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2023, we had partnerships with over 25 insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and/or that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on its paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business.

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

Personal lines policies are issued via automated underwriting and account for approximately 31% of our gross written premium for the year ended December 31, 2023. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts lower in limit via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

Since commercial lines risks involve additional complexity and do not lend themselves to highly automated underwriting, we combine robust risk analysis and data collection with underwriter expertise to evaluate individual risks and to quote business efficiently. We regularly audit data gathered during our underwriting process to determine the accuracy of rating information and risk pricing. For example, we often inspect properties as part of our underwriting process to discover any unrepaired damage and identify any other conditions that affect the insurability of the property. Similarly, our casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial review, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points. Our underwriters bring specific line of business experience including underwriting expertise, distribution relationships and support from the reinsurance community while collaborating closely with our actuarial team on pricing. In addition, we continue to pursue the use of technology to streamline inspections and other components of the underwriting process.

We apply disciplined underwriting principles when selecting program administrator partners. We proactively engage with our program managers to create specific underwriting guidelines and techniques. We regularly conduct underwriting, claims and financial audits to ensure consistent execution upon underwriting guidelines, claims processing and compliance with regulatory requirements.

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

Claims Management

Given the low frequency nature of the primary perils that we insure, we primarily outsource our claims handling infrastructure to third-party administrators (“TPAs”) to eliminate the expense associated with maintaining full-time dedicated claims personnel. We currently contract with multiple TPAs to reduce our reliance on any single TPA, as well as to benefit from expertise of individual vendors in specific lines of business. Our management team is responsible for overseeing our TPAs, including the management of catastrophe event preparation, loss reserves, claim evaluation, arbitration, mediation, and settlement. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

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

We review claims files and claims reports from our TPAs for accuracy and reasonableness on an ongoing basis. We review all claims received from our TPAs to validate coverage, limits, and deductibles prior to making payment. In addition, we have certain managerial requirements of our TPAs around notification, reserve approval, payment management, correspondence with insureds, timeliness, regulatory compliance, and reports for all claims in excess of the claims analyst’s authority. We also monitor possible litigation and litigation trends associated with our claims.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond that became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond that became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we also closed a $200 million 144A catastrophe bond that became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

Our largest single XOL reinsurer, excluding Torrey Pines Re, comprises 5.82% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines, LTD. (Cat Bond - 2021 Issuance)	Collateralized	Collateralized
Torrey Pines, LTD. (Cat Bond - 2022 Issuance)	Collateralized	Collateralized
Torrey Pines, LTD. (Cat Bond - 2023 Issuance)	Collateralized	Collateralized
Shelf Opco Bermuda Limited obo Fidelis Insurance Bermuda Limited	A	A-
Ariel Re Bda Limited obo Synd 1910 (Bermuda)	A	A+
Houston Casualty Company (UK Branch)	A++	A+
Leadenhall Capital Partners obo MS Amlin AG Bermuda Branch	A	A
Lancashire Insurance Company, Ltd.	A	A-
Arch Reinsurance, Ltd.	A+	A+
Quantedge Capital USA Inc. obo Arch Reinsurance, Ltd.	A+	A+

 Catastrophe XOL Reinsurance Coverage

Our catastrophe event retention before any tax effect is currently $17.5 million for all perils. Our reinsurance coverage exhausts at $2.71 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best threshold. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2023, our first event retention represented approximately 3.7% of our stockholders’ equity.

In the event that multiple catastrophe events occur during a treaty period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

To assess the sufficiency of our catastrophe XOL reinsurance coverage, we continuously quantify our exposure to catastrophes including earthquakes, hurricanes, tornadoes, and hailstorms. We evaluate and monitor the total policy limit insured for each peril and in each geographic region, and we use third-party catastrophe models to evaluate the AAL as well as the estimated PML at various intervals. Our PML modeling is consistent with standards established by A.M. Best and includes “demand surge,” and loss amplification. To protect against model bias, we perform probabilistic modeling as well as deterministic modeling using a variety of industry models including AIR Touchstone and RMS RiskLink for all perils and regions.

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. The below table shows the PML from selected historical catastrophe events, all of which are less than the amount covered by our current catastrophe reinsurance program. Should an event equivalent to one of these historical events recur, our hypothetical net loss before any tax effect would be capped at our current net retention of $17.5 million.

12/31/2023
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$1,912
CA 1994 Northridge M6.7	1,352
CA 1971 San Fernando M6.7	694
CA 1868 Hayward M7.0	672
NM 1811‑12 sequence M7.8	591
HI 1992 Hurricane Iniki	455
NW 1949 Puget Sound M7.1	461
CA 1857 Fort Tejon M7.9	382
CA 1933 Long Beach M6.4	336

While we only select reinsurers whom we believe to have acceptable credit or a minimum A.M. Best rating of “A−”, if our reinsurers are unable to pay the claims for which they are responsible, we ultimately retain primary liability to our policyholders. In addition, at each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time.

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

Technology

Our integrated technology systems form the backbone of our business as they enable us to offer quality and timely service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively.  Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of and extending these applications to increase automation and enhance efficiency. We have dedicated in-house software developers as well as external resources. Our internally developed PASS provides producers direct access to our retail and wholesale distributed products including Residential Earthquake, Commercial Earthquake, Hawaii Hurricane, Inland Marine and Residential Flood. PASS also serves as the administration system for select policy data and the access point for business written through direct personal lines partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real-time transparency in underwriting and aggregate management. Our software development team develops programing interfaces where applicable so that partner carriers and distribution partners can seamlessly access our system.

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2020 to	2021 to	2022 to
Accident Year	2020	2021	2022	2023	2021	2022	2023
	(in thousands)
Prior	$249,973	$278,648	$294,470	$276,821	$28,675	$15,822	$(17,649)
2021	—	171,922	156,434	140,413	—	(15,488)	(16,021)
2022	—	—	200,765	198,635	—	—	(2,130)
2023	—	—	—	334,520	—	—	—
					$28,675	$334	$(35,800)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2020 to	2021 to	2022 to
Accident Year	2020	2021	2022	2023	2021	2022	2023
	(in thousands)
Prior	$98,073	$94,488	$98,041	$94,002	$(3,585)	$3,553	$(4,039)
2021	—	45,042	43,872	43,403	—	(1,170)	(469)
2022	—	—	76,289	83,026	—	—	6,737
2023	—	—	—	70,346	—	—	—
					$(3,585)	$2,383	$2,229

Investments

Investment income is an important component of our earnings. We collect premiums and are required to hold a portion of these funds in reserves until claims are paid. We invest these reserves, primarily in fixed maturity investments. Our fixed maturity investment portfolio is primarily managed by an external investment advisory firm that is an experienced manager of insurance company assets, and operates under guidelines approved by our Board of Directors. We believe our investment strategy allows us to eliminate the expense of a treasury department while allowing our management to maintain oversight over the investment portfolio.

Our cash and invested assets consist of fixed maturity securities, equity method investments, short-term investments, cash and cash equivalents, mutual funds, exchange traded funds and equity securities. Our fixed maturity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Our equity method investment is measured following the consolidation model, by increasing or decreasing the carrying amount of the investment to reflect our share of contributions, distributions, earnings, or losses. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $689.6 million and $553.6 million at December 31, 2023 and 2022 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2023	Value	Fair Value
Fixed maturities:
U.S. Government	$39,420	5.7%
U.S. States, Territories, and Political Subdivisions	9,902	1.4%
Special revenue excluding mortgage/asset‑backed securities	29,511	4.3%
Corporate and other	300,239	43.5%
Mortgage/asset‑backed securities	264,727	38.4%
Total fixed maturities	$643,799	93.3%
Equity securities	43,160	6.3%
Equity method investment	2,617	0.4%
Total investments	$689,576	100.0%

	Fair	% of Total
December 31, 2022	Value	Fair Value
Fixed maturities:
U.S. Government	$48,551	8.9%
U.S. States, Territories, and Political Subdivisions	9,652	1.0%
Special revenue excluding mortgage/asset‑backed securities	32,799	6.0%
Corporate and other	254,095	46.4%
Mortgage/asset‑backed securities	169,967	31.0%
Total fixed maturities	$515,064	93.9%
Equity securities	38,576	6.1%
Total investments	$553,640	100.0%

Our primary investment focus is to preserve capital to support our insurance operations through investing primarily in high quality fixed maturity securities with a secondary focus on maximizing our risk-adjusted investment returns. Investment policy is set by our Board of Directors, subject to the limits of applicable regulations.

Our investment policy imposes strict requirements for credit quality, with a minimum average credit quality of the portfolio being rated “A” or higher by Standard & Poor’s or the equivalent rating from another nationally recognized rating agency. Our investment policy also imposes restrictions on concentrations of securities by class and issuer and any new asset class must be approved by management and our Board of Directors. Given our existing exposure to property values, notably in the state of California, we have imposed restrictions on municipal obligations in the state of California and CMBS single issuers concentrated in the state of California. In addition, we allocate at least 2% of our investment portfolio to investments in green bonds- or fixed income investments tailored towards environmental solutions such as renewable energy, clean transportation, green building, and wastewater treatment – a commitment that is consistent with both our investment objectives and our company values.

Enterprise Risk Management (“ERM”)

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place, risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (“ORSA”) model developed by the National Association of Insurance Commissioners (“NAIC”) and the National Institute of Standards and Technology (“NIST”) cybersecurity framework. These ongoing enhancements include the creation of an ERM Committee of the Board of Directors which is comprised select board members and select members of executive management, creation and maintenance of a risk register, and regular reporting on risk management.

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

Ratings

Each of our insurance company subsidiaries, PSIC and PESIC has a rating of “A−” (Excellent) (Outlook Positive) from A.M. Best, which rates insurance companies based on factors of concern to policyholders.  A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. “A−” (Excellent) (Outlook Positive) is the fourth highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.

Laulima has a rating of "A" (Exceptional) from Demotech, which rates insurance companies on their financial stability.

Intellectual Property

We have registered our logo as a trademark in the United States. We will pursue additional trademark registrations and other intellectual property protection to the extent we believe it would be beneficial and cost effective.

Regulation

Insurance Regulation

We are regulated by insurance regulatory authorities in the states in which we operate. State insurance laws and regulations generally are designed to protect the interests of policyholders, consumers and claimants rather than stockholders or other investors. The nature and extent of state regulation varies by jurisdiction, and state insurance regulators generally have broad administrative power relating to, among other matters, setting capital and surplus requirements, licensing of insurers and insurance producers, review and approval of product forms and rates, establishing standards for reserve adequacy, prescribing statutory accounting methods and the form and content of statutory financial reports, regulating certain transactions with affiliates and prescribing types and amounts of investments.

Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the "FIO") was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act") in July 2010 to monitor all aspects of the insurance industry, although FIO has no express regulatory authority over insurance companies or other insurance industry participants.

Insurance Holding Company Regulation

We operate as an insurance holding company system and are subject to the insurance holding company laws of the State of Oregon, the state in which Palomar Specialty Insurance Company is domiciled. Palomar Specialty Insurance Company is also commercially domiciled in California and, as a result, we are subject to the insurance holding company laws of California, as well. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state. These statutes also provide that all transactions among members of a holding company system must be fair and reasonable. Transactions between insurance subsidiaries and their parents and affiliates generally must be disclosed to the state regulators, and notice to or prior approval of the applicable state insurance regulator generally is required for any material or extraordinary transaction.

Human Capital

Overview

We believe our greatest asset is our talent. As of December 31, 2023, we employed 213 team members. During 2023, our workforce increased by approximately 12% compared to the prior year, and our turnover rate was approximately 18%.

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

Diversity and Inclusion

We are committed to increasing diversity within our Company. We believe that diversity leads to greater creativity and productivity, helps us serve our customers and partners more effectively, and ultimately benefits our shareholders and the communities in which we do business. We set diversity goals in our annual Sustainability & Citizenship report. In 2023, 42% of our team members identify as a member of an ethnic minority group, compared to 40% in 2022, and 50% of our senior executive team identifies as a member of an ethnic minority group. Our commitment to Diversity and Inclusion follows:

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

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being.  Our compensation programs include base pay, annual incentive compensation and, in many cases, long-term equity-based compensation. In 2023, 100% of our workforce received equity awards. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

We have established a policy under which employees located near Palomar offices have a goal to work onsite a minimum of ten days per month. We continue to provide team members a reimbursement to help manage incremental costs associated with remote work. We also regularly check-in with team members to assess their mental health. Team members receive 24/7 access to behavioral health tools and resources.

Effective January 1, 2023, the state of California implemented pay transparency legislation. To comply with this legislation, we include base pay ranges in all our job listings. Additionally, we voluntarily disclose our base pay ranges to all our internal employees for the roles they hold in alignment with our philosophy of pay transparency.

Talent Development

We provide numerous training opportunities for our team members, with a focus on personal and professional development. We utilize “Coaching for Performance” methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide team members resources to achieve career goals and build leadership skills. We encourage all team members to take advantage of company supported learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current role. To support this belief, we provide a $3,000 tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title. In 2023, 31% of our workforce was promoted or moved into new positions.

During the third quarter of 2023, our team members completed an engagement survey, and we received a 80% response rate, and a 77% overall engagement score. Consistent with historical practice, we use the responses and learnings from this survey to inform our future talent management strategies. Additionally, the Company was voted one of the top places to work by the San Diego Union-Tribune.

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

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods and other severe events. We have incurred significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

Our reinsurance coverage currently exhausts at $2.71 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $17.5 million for all perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2023, we had $276.8 million of aggregate reinsurance recoverables.

Our loss reserves are established based on estimates which may be inadequate to cover actual incurred losses and could have a material adverse impact on our results of operations and financial condition.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2023, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Positive) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

The extent of the impact of a pandemic, disease outbreak or other public health crisis on our operational and financial performance depends on several factors, including the ultimate duration and severity of the event, the emergence and severity of variant strains, actions taken and restrictions imposed by the government and health officials in response, the effectiveness and adoption of vaccines and therapeutics, the ability for our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability for reinsurers to satisfy claims, all of which are uncertain and cannot be predicted. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.

Global health crises have historically contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may have a negative impact on our business. Furthermore, since our results of operations are partially dependent on the performance of our investment portfolio, a global health crisis' impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods. The macroeconomic effects of a global health crisis may persist for an indefinite period, even after it has subsided. We cannot anticipate all the ways in which global health crises could adversely impact our business in the future.

Our business is concentrated in California and Texas and, as a result, we are exposed more significantly to California and Texas loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California and Texas, which generated 47% and 10% of our gross written premiums for the year ended December 31, 2022 and 53% and 8% or the year ended December 31, 2023. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies that conduct business over a more extensive geographic area. Any single, major catastrophe event, series of events or other condition causing significant losses in California or Texas could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in these states may result in a significant reduction of our premiums or increase our loss exposure.

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

For the year ended December 31, 2023, our largest program administrator distributed $394.1 million or 34.5% of our gross written premiums and our second largest program administrator distributed $152.4 million, or 13.3% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2023.

Our largest program administrator, Arrowhead General Insurance Agency, distributes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive agreement for the states of California, Oregon and Washington. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. The termination of a relationship with one or more significant brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

Our future capital requirements depend on many factors, including our ability to write new business successfully and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, our claims experience, the availability of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available at all or only available on unfavorable terms. Equity financings would result in dilution to our stockholders.  Debt financings could subject us to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $43.2 million as of December 31, 2023.

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

We may, in certain circumstances, invest immaterial amounts in private companies we believe provide strategic opportunities. These types of investments are typically illiquid, and we have limited ability to take actions that protect or increase the value of this type of investment. Net losses from these investments or impairment of these investments may negatively impact our operating results.

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

Any control weakness or failure in cloud-based software could adversely affect our business.

We use cloud-based third-party software to host applications and for key financial and operational systems and we expect to expand their use in the future.  We will therefore increasingly rely on third-party software providers to maintain appropriate controls and safeguards to protect the integrity of our data and any information we transmit, including personal, personally identifiable, sensitive, confidential or proprietary information. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. If these controls do not operate effectively, we may not be able to rely on their software and cyber attackers may be able to exploit vulnerabilities, resulting in operational disruption, data loss, defects or a security event. Migrating our software to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, maintain our accounting function, or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.

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

Any government mandates and/or legislative changes related to mandated premium refunds or credits and extended premium grace periods, could have a material adverse effect on our results of operations and financial condition. Premium grace periods could significantly increase our expenses while decreasing our short-term revenues which would adversely impact our liquidity.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 42 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.2 million in 2023 and $0.6 million in 2022. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

In addition to compliance with GAAP on a consolidated basis, PSIC, PESIC, PSRE and Laulima are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

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

Item 1B: Unresolved Staff Comments

None.

 Item 1C: Cybersecurity

We recognize that our business operations depend on the reliable and secure processing, storage, and transmission of confidential and other data and information in our computer systems and networks. We also recognize the importance of protecting customer's data and digital assets in our care. Therefore, identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We have created a layered security posture leveraging people, process, and technology to protect our information systems and our customer’s data and digital assets. We maintain a suite of information security, privacy, and data protection related policies, standards, and procedures leveraging the National Institute of Standards and Technology (“NIST”) along with the COBIT 2019 framework to align with applicable laws, regulatory guidance, and industry best practices.

We employ a security operations team led by our Chief Information and Security Officer, who has over 20 years experience in information systems and security. Our security operations team is primarily responsible for the day-to-day assessment and management for material risks from cybersecurity threats. We require mandatory cybersecurity, privacy, and information handling training for all team members upon onboarding and on an annual basis thereafter. Additional role-based training is provided to the security, IT operations, and development teams. We also regularly communicate important cybersecurity updates to employees. To test the effectiveness of our training, a simulated phishing campaign is run monthly against all team members.

We leverage a variety of tools to protect information. These tools include but are not limited to multifactor authentication, firewalls, intrusion detection, vulnerability and penetration testing, central log management, endpoint protection and patch management systems. Our identity and access management systems include industry leading products leveraged through our internally developed best practices. We also leverage threat hunting services that actively monitor for anomalies on our network and escalate these anomalies to our security operations team. We continue to mature our threat hunting, proactively searching for and identifying malicious attacks, and testing our cybersecurity posture to further enhance our cybersecurity programs. Our threat hunting includes comprehensive risk analysis of our assets along with routine external penetration testing from third party providers. The Company also utilizes a third-party consultant to perform a cybersecurity risk assessment annually in which we measure the current state of our cybersecurity program using the NIST Cybersecurity Framework. The results of this assessment are used to identify possible gaps, risks, and areas requiring remediation.

With the assistance of outside consultants, we have developed cybersecurity incident monitoring and reporting procedures. These procedures begin with continuously monitoring network hardware and applications for cybersecurity breaches and continuously identifying and recording any cyber security events.  If appropriate, cyber security events are escalated as incidents and our incident management plan and incident response team are activated. Our incident management plan focuses on containing, eradicating, recovering and following up as necessary from a cybersecurity incident. In addition, incidents are evaluated to determine materiality as well as business impact and reviewed for privacy impact. This evaluation may involve members of our Board of Directors, executive team as well as consultants such as our outside legal counsel and independent auditors. Our cybersecurity incident monitoring and reporting procedures are tested annually through a tabletop event involving the business and IT operations staff. A tabletop event is a role-playing exercise simulating a real cybersecurity event which aims to ensure the plans are still covering all relevant and critical services and stakeholders are prepared. We continuously make cybersecurity improvements based on lessons learned from the tabletop exercises, enterprise risk assessments, and penetration testing.

The ERM Committee of our Board of Directors is updated regularly on cybersecurity matters. The ERM Committee is comprised of select board members and select members of executive management and meets at least quarterly. During ERM meetings, our Chief Information and Security officer discusses key areas of cyber risk, and reviews key cybersecurity metrics and results of cybersecurity risk assessments and testing.  In the event of a cybersecurity incident, our ERM Committee would also receive reports from our incident response team. The Board of Directors are briefed quarterly by the ERM Committee on cybersecurity matters that would include threats, policies, practices, and the roadmap being implemented to improve the security posture.

Our business strategy, results of operations and financial condition have not been materially affected by risks from cybersecurity threats, including as a result of previously identified cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A Risk Factors of this Annual Report on Form 10-K.

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 14,700 square feet of office space for annual rent and rent-related operating payments of approximately $0.7 million.  We recently signed a lease extension through July 2034 for this space. We also have an office in Edina, Minnesota, which occupies 7,457 square feet of office space for annual rent and rent-related operating payments of approximately $0.2 million. The lease for this space expires in 2027.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for Common Stock

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 22, 2024, there were approximately seven holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of our total stockholders.

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

The Company purchased 418,901 shares for $22.3 million at an average price of $54.4 under this program during the year ended December 31, 2023. Approximately $43.5 million remains available for future repurchases. There were no share repurchases during the quarter ended December 31, 2023.

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from April 17, 2019 (the date our common stock began trading on Nasdaq) through December 31, 2023.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

	April 17, 2019	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Palomar Holdings, Inc	$100.00	$265.88	$467.83	$341.07	$237.81	$292.26
Nasdaq Composite Index	$100.00	$112.21	$161.18	$195.66	$145.59	$187.73
Nasdaq Insurance Index	$100.00	$110.88	$111.93	$126.69	$116.15	$139.85

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our historical results of operations and our liquidity and capital resources should be read together with the consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical financial information, this Annual Report on Form 10-K contains “forward-looking statements.” You should review the “Special Note Regarding Forward-Looking Statements” and “Risk Factors” sections of this Annual Report on Form 10-K for factors and uncertainties that may cause our actual future results to be materially different from those in our forward-looking statements. Forward-looking statements in this Annual Report on Form 10-K are based on information available to us as of the date hereof, and we assume no obligation to update any such forward-looking statements. The following section generally discusses 2023 results compared to 2022 results.  Discussion of 2022 results compared to 2021 results can be found in item 7 of our 2022 Annual Report on Form 10-K.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $1.1 billion for the year ended December 31, 2023, which reflects a compound annual growth rate of approximately 60%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 43%.

We seek to continuously grow our income by developing products in lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Fronting, Excess Property, and Crop, as well as products targeting niche Casualty segments such as Real Estate Agent Errors and Omissions, Excess Liability, and Environmental Liability. These new products diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Interest Expense

Interest expense consists of the unused line fee, amortization of the commitment fee and interest incurred on borrowings from our credit agreement with U.S. Bank National Association and interest incurred on borrowings from our FHLB line of credit.

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities, equity method investments, and cash and cash equivalents. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premiums we receive from our insureds, less payments on policyholder claims and other operating expenses. Our balance of invested capital may be impacted in the future by repurchases of shares of our common stock or borrowings under our credit agreements.

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

Results of Operations

Year ended December 31, 2023 compared to year ended December 31, 2022

The following table summarizes our results for the years ended December 31, 2023 and 2022:

	Year Ended December 31,			Percent
	2023	2022	Change	Change
	($ in thousands, except per share data)
Gross written premiums	$1,141,558	$881,868	$259,690	29.4%
Ceded written premiums	(731,531)	(524,575)	(206,956)	39.5%
Net written premiums	410,027	357,293	52,734	14.8%
Net earned premiums	345,913	316,466	29,447	9.3%
Commission and other income	3,367	4,272	(905)	(21.2)%
Total underwriting revenue (1)	349,280	320,738	28,542	8.9%
Losses and loss adjustment expenses	72,592	78,672	(6,080)	(7.7)%
Acquisition expenses	107,745	110,771	(3,026)	(2.7)%
Other underwriting expenses	88,172	69,219	18,953	27.4%
Underwriting income (1)	80,771	62,076	18,695	30.1%
Interest expense	(3,775)	(873)	(2,902)	332.4%
Net investment income	23,705	13,877	9,828	70.8%
Net realized and unrealized gains (losses) on investments	2,941	(7,529)	10,470	(139.1)%
Income before income taxes	103,642	67,551	36,091	53.4%
Income tax expense	24,441	15,381	9,060	58.9%
Net income	79,201	52,170	27,031	51.8%
Adjustments:
Net realized and unrealized (gains) losses on investments	(2,941)	7,529	(10,470)	(139.1)%
Expenses associated with transactions	706	130	576	443.1%
Stock-based compensation expense	14,913	11,624	3,289	28.3%
Amortization of intangibles	1,481	1,255	226	18.0%
Expenses associated with catastrophe bond, net of rebate	1,640	1,992	(352)	(17.7)%
Tax impact	(1,480)	(3,366)	1,886	(56.0)%
Adjusted net income (1)	$93,520	$71,334	$22,186	31.1%
Key Financial and Operating Metrics
Annualized return on equity	18.5%	13.4%
Annualized adjusted return on equity (1)	21.9%	18.3%
Loss ratio	21.0%	24.9%
Expense ratio	55.7%	55.5%
Combined ratio	76.6%	80.4%
Adjusted combined ratio (1)	71.2%	75.6%
Diluted earnings per share	$3.13	$2.02
Diluted adjusted earnings per share (1)	$3.69	$2.77
Catastrophe losses	$3,442	$15,394
Catastrophe loss ratio (1)	1.0%	4.9%
Adjusted combined ratio excluding catastrophe losses (1)	70.2%	70.8%
Adjusted underwriting income (1)	$99,511	$77,077	$22,434	29.1%

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $1.1 billion for the year ended December 31, 2023 compared to $881.9 million for the year ended December 31, 2022, an increase of $259.7 million, or 29.4%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships.

The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Year Ended December 31,
	2023		2022
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product
Fronting	$364,250	31.9%	$223,249	25.3%	$141,001	63.2%
Residential Earthquake	253,530	22.2%	213,803	24.2%	39,727	18.6%
Commercial Earthquake	183,368	16.1%	131,677	14.9%	51,691	39.3%
Inland Marine	140,067	12.3%	105,068	11.9%	34,999	33.3%
Casualty	76,864	6.7%	35,791	4.1%	41,073	114.8%
Hawaii Hurricane	38,188	3.3%	32,967	3.7%	5,221	15.8%
Commercial All Risk	35,515	3.1%	51,671	5.9%	(16,156)	(31.3)%
Residential Flood	20,087	1.8%	14,539	1.7%	5,548	38.2%
Specialty Homeowners	(101)	(0.0)%	29,959	3.4%	(30,060)	(100.3)%
Other	29,790	2.6%	43,144	4.9%	(13,354)	(31.0)%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$259,690	29.4%

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships.

During the second quarter of 2022, we ceased writing Specialty Homeowners business outside of Texas and converted our Texas Specialty Homeowners business to a fronting arrangement beginning June 1, 2022. These underwriting changes contributed to the decline in Specialty Homeowners premiums and the increase in Fronting premiums shown above. In addition, during 2022, we made underwriting changes to reduce our exposure to continental U.S. hurricane events. These underwriting changes contributed to the decline in Commercial All Risk and Specialty Homeowners premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Year Ended December 31,
	2023		2022
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Subsidiary
PSIC	$653,809	57.3%	$489,720	55.5%	$164,089	33.5%
PESIC	487,749	42.7%	392,148	44.5%	95,601	24.4%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$259,690	29.4%

Ceded Written Premiums

Ceded written premiums increased $207.0 million, or 39.5%, to $731.5 million for the year ended December 31, 2023 from $524.6 million for the year ended December 31, 2022. The increase was primarily due to increased premiums ceded under fronting agreements due to growth in fronting premiums written and growth in the volume of written premiums subject to quota shares. In addition, our XOL reinsurance expense increased due to growth in exposure and higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums increased to 64.1% for the year ended December 31, 2023 from 59.5% for the year ended December 31, 2022. This increase was primarily due to increased quota share and fronting cessions as previously described.

Net Written Premiums

Net written premiums increased $52.7 million, or 14.8%, to $410.0 million for the year ended December 31, 2023 from $357.3 million for the year ended December 31, 2022. The increase was primarily due to an increase in gross written premiums, primarily in our Commercial Earthquake, Casualty, and Residential Earthquake lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $29.4 million, or 9.3%, to $345.9 million for the year ended December 31, 2023 from $316.5 million for the year ended December 31, 2022 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2023	2022	Change	% Change
	($ in thousands)
Gross earned premiums	$1,015,722	$695,272	$320,450	46.1%
Ceded earned premiums	(669,809)	(378,806)	(291,003)	76.8%
Net earned premiums	$345,913	$316,466	$29,447	9.3%

Net earned premium ratio	34.1%	45.5%

The decline in net earned premium ratio shown above was primarily caused by an increase to fronting premiums whereby the majority of premium and exposure is ceded in exchange for a fronting fee which is recognized as an offset to acquisition expenses.

Commission and Other Income

Commission and other income decreased $0.9 million, or 21.2%, to $3.4 million for the year ended December 31, 2023 from $4.3 million for the year ended December 31, 2022. The decrease was driven by a lower volume of policies written through our internal managing general agency, Palomar Insurance Agency.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses decreased $6.1 million, or 7.7%, to $72.6 million for the year ended December 31, 2023 from $78.7 million for the year ended December 31, 2022.

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2023	2022	Change	% Change
	($ in thousands)
Catastrophe losses	$3,442	$15,394	$(11,952)	(77.6)%
Non-catastrophe losses	69,150	63,278	5,872	9.3%
Total losses and loss adjustment expenses	$72,592	$78,672	$(6,080)	(7.7)%

Catastrophe loss ratio	1.0%	4.9%
Non-catastrophe loss ratio	20.0%	20.0%
Total loss ratio	21.0%	24.9%

Catastrophe losses during the year ended December 31, 2023 were primarily related to floods occurring during the first quarter and severe convective storms occurring during the second quarter. Catastrophe losses during the year ended December 31, 2022 primarily included losses from Hurricane Ian which mainly impacted our Commercial All Risk line of business. Catastrophe losses decreased due to less severe events during the year ended December 31, 2023.  Non-catastrophe attritional losses increased due to a higher volume of premiums being subject to attritional losses, primarily driven by the growth in Inland Marine and Casualty Premiums.

Acquisition Expenses

Acquisition expenses decreased $3.0 million, or 2.7%, to $107.7 million for the year ended December 31, 2023 from $110.8 million for the year ended December 31, 2022. The decrease was primarily due to higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. This was partially offset by higher commissions and premium-related taxes resulting from higher gross earned premiums.

Acquisition expenses as a percentage of gross earned premiums were 10.6% for the year ended December 31, 2023 compared to 15.9% for the year ended December 31, 2022. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced and growth in fronting premiums.

Other Underwriting Expenses

Other underwriting expenses increased $19.0 million, or 27.4%, to $88.2 million for the year ended December 31, 2023 from $69.2 million for the year ended December 31, 2022. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.7% for the year ended December 31, 2023 compared to 10.0% for the year ended December 31, 2022. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.8% for the year ended December 31, 2023 compared to 7.8% for the year ended December 31, 2022. This percentage decreased due to an increase in earned premiums without a corresponding increase in operating expenses. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $9.8 million, or 70.8%, to $23.7 million for the year ended December 31, 2023 from $13.9 million for the year ended December 31, 2022. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2023 and higher yields on invested assets.

The Company incurred $2.9 million of net realized and unrealized gains on investments for the year ended December 31, 2023 compared to $7.5 million of net realized and unrealized losses for the year ended December 31, 2022. In both periods, the balance was primarily driven by unrealized gains and losses on our equity securities due to the general performance of equity security markets. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2023	2022	Change	% Change
	($ in thousands)
Interest income	$23,349	$13,631	$9,718	71.3%
Dividend income	871	739	132	17.9%
Investment management fees and expenses	(515)	(493)	(22)	4.5%
Net investment income	23,705	13,877	9,828	70.8%
Net realized and unrealized gains (losses) on investments	2,941	(7,529)	10,470	(139.1)%
Total	$26,646	$6,348	$20,298	319.8%

Income Tax Expense

Income tax expense increased $9.1 million, or 58.9%, to $24.4 million for the year ended December 31, 2023 compared to $15.4 million during the year ended December 31, 2022. For the year ended December 31, 2023 our effective tax rate was 23.6% and the difference between our tax effective tax rate and the statutory rate of 21% relates primarily to non-deductible executive compensation expense, offset by the permanent component of employee stock options. For the year ended December 31, 2022, our effective tax rate was 22.8% and the difference between our tax rate and the statutory rate of 21% relates primarily to non-deductible executive compensation expense and state taxes, offset by the permanent component of employee stock options.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Total revenue	$375,926	$327,086
Net investment income	(23,705)	(13,877)
Net realized and unrealized (gains) losses on investments	(2,941)	7,529
Underwriting revenue	$349,280	$320,738

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Year Ended
	December 31,
	2023	2022
	(in thousands)
Income before income taxes	$103,642	$67,551
Net investment income	(23,705)	(13,877)
Net realized and unrealized (gains) losses on investments	(2,941)	7,529
Interest expense	3,775	873
Underwriting income	$80,771	$62,076
Expenses associated with transactions	706	130
Stock-based compensation expense	14,913	11,624
Amortization of intangibles	1,481	1,255
Expenses associated with catastrophe bond, net of rebate	1,640	1,992
Adjusted underwriting income	$99,511	$77,077

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2023	2022
	(in thousands)
Net income	$79,201	$52,170
Adjustments:
Net realized and unrealized (gains) losses on investments	(2,941)	7,529
Expenses associated with transactions	706	130
Stock-based compensation expense	14,913	11,624
Amortization of intangibles	1,481	1,255
Expenses associated with catastrophe bond, net of rebate	1,640	1,992
Tax impact	(1,480)	(3,366)
Adjusted net income	$93,520	$71,334

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

Adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Numerator: Adjusted net income	$93,520	$71,334
Denominator: Average stockholders' equity	428,002	389,461
Adjusted return on equity	21.9%	18.3%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$265,142	$254,390
Denominator: Net earned premiums	$345,913	$316,466
Combined ratio	76.6%	80.4%
Adjustments to numerator:
Expenses associated with transactions	(706)	(130)
Stock-based compensation expense	(14,913)	(11,624)
Amortization of intangibles	(1,481)	(1,255)
Expenses associated with catastrophe bond, net of rebate	(1,640)	(1,992)
Adjusted combined ratio	71.2%	75.6%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2023	2022
	(in thousands except shares and per share data)
Adjusted net income	$93,520	$71,334
Weighted-average common shares outstanding, diluted	25,327,091	25,796,008
Diluted adjusted earnings per share	$3.69	$2.77

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

Catastrophe loss ratio is calculated as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Numerator: Losses and loss adjustment expenses	$72,592	$78,672
Denominator: Net earned premiums	$345,913	$316,466
Loss ratio	21.0%	24.9%

Numerator: Catastrophe losses	$3,442	$15,394
Denominator: Net earned premiums	$345,913	$316,466
Catastrophe loss ratio	1.0%	4.9%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2023	2022
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$265,142	$254,390
Denominator: Net earned premiums	$345,913	$316,466
Combined ratio	76.6%	80.4%
Adjustments to numerator:
Expenses associated with transactions	$(706)	$(130)
Stock-based compensation expense	(14,913)	(11,624)
Amortization of intangibles	(1,481)	(1,255)
Expenses associated with catastrophe bond, net of rebate	(1,640)	(1,992)
Catastrophe losses	(3,442)	(15,394)
Adjusted combined ratio excluding catastrophe losses	70.2%	70.8%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2023	2022
	(in thousands)
Stockholders’ equity	$471,252	$384,754
Intangible assets	(12,315)	(8,261)
Tangible stockholders’ equity	$458,937	$376,493

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

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $96.0 million in 2024 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $1.5 million in 2024 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2023 and December 31, 2022, the total adjusted capital of PSIC and PESIC were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary, PSRE, is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2023 and December 31, 2022.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2023 and December 31, 2022, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2023 is calculated to be approximately $4.1 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. There were no dividends declared or paid during the years ended December 31, 2023 and December 31, 2022

One of our insurance company subsidiaries, PSIC, is a member of the Federal Home Loan Bank of San Francisco (FHLB). Membership allows PSIC access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets.

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

We generated positive cash flows from operations for the years ended December 31, 2023 and 2022. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year ended
	December 31,
	2023	2022
	($ in thousands)
Cash provided by (used in):
Operating activities	$116,106	$169,583
Investing activities	(128,478)	(156,807)
Financing activities	(3,940)	5,017
Change in cash, cash equivalents, and restricted cash	$(16,312)	$17,793

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

Cash used in financing activities for the year ended December 31, 2023 related to the repurchase of $22.3 million of our common stock, offset by $16.2 million in proceeds from our FHLB line of credit, $1.2 million in proceeds from common stock issued via stock option exercises and the receipt of $0.8 million in proceeds from our employee stock purchase plan. Cash provided by financing activities for the year ended December 31, 2022 related to $36.4 million in proceeds from our FHLB line of credit, $2.3 million in proceeds from common stock issued via stock option exercises and $0.8 million in proceeds from our employee stock purchase plan, offset by the repurchase of $34.4 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $741.4 million in cash and investment securities available at December 31, 2023. We also have the ability to access additional capital through pursuing third-party borrowings including our credit agreements, sales of our equity or debt securities, or entrance into a reinsurance arrangement.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2023:

	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
Reserves for losses and loss adjustment expenses	$342,275	$247,275	$49,003	$40,992	$5,005
Operating lease obligations	1,127	643	348	136	—
Total	$233,602	$178,843	$30,321	$24,155	$283

The reserve for losses and loss adjustment expenses represents management’s estimate of the ultimate cost of settling losses. As more fully discussed in “—Critical Accounting Policies—Reserve for Losses and Loss Adjustment Expenses” below, the estimation of the reserve for losses and loss adjustment expenses is based on various complex and subjective judgments. Actual losses paid may differ, perhaps significantly, from the reserve estimates reflected in our consolidated financial statements. Similarly, the timing of payment of our estimated losses is not fixed and there may be significant changes in actual payment activity. The assumptions used in estimating the likely payments due by period are based on our historical claims payment experience and industry payment patterns, but due to the inherent uncertainty in the process of estimating the timing of such payments, there is a risk that the amounts paid can be significantly different from the amounts disclosed above.

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2023 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Share repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We purchased 418,901 shares for $22.3 million under this program during the year ended December 31, 2023 and $43.5 million remains available for future repurchases. The timing and amount of future share repurchases will depend on several factors, including our stock price performance, ongoing capital planning considerations, general market conditions, and applicable legal requirements.

Credit Agreement

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR (as defined in the Credit Agreement) rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at our discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice.  Currently, $15 million of the borrowing capacity of the Credit Agreement is pledged as collateral and not able to be utilized.

As of December 31, 2023 we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

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

As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB line of credit.

Financial Condition

Stockholders’ Equity

At December 31, 2023 total stockholders’ equity was $471.3 million and tangible stockholders’ equity was $458.9 million, compared to total stockholders’ equity of $384.8 million and tangible stockholders’ equity of $376.5 million as of December 31, 2022. Stockholders’ equity increased primarily due to net income we earned for the period and activity related to stock-based compensation, and was partially offset by repurchases of shares of our common stock. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholders’ equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2023, the majority of our investment portfolio, or $643.8 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $43.2 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $51.9 million at December 31, 2023. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.48 and 3.81 years and an average rating of “Aa3/A+” and “A1/A+” at December 31, 2023 and December 31, 2022, respectively. Our fixed income investment portfolio had a book yield of 4.07% as of December 31, 2023, compared to 3.30% as of December 31, 2022.

At December 31, 2023 and December 31, 2022 the amortized cost and fair value on available-for-sale securities were as follows:

December 31, 2023	Amortized Cost or Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Government	$40,836	$39,420	6.1%
U.S. States, Territories, and Political Subdivisions	10,641	9,902	1.5%
Special revenue excluding mortgage/asset-backed securities	32,513	29,511	4.6%
Corporate and other	316,590	300,239	46.6%
Mortgage/asset-backed securities	274,550	264,727	41.1%
Total available-for-sale investments	$675,130	$643,799	100.0%

December 31, 2022	Amortized Cost or Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Government	$50,802	$48,551	9.4%
U.S. States, Territories, and Political Subdivisions	10,776	9,652	1.1%
Special revenue excluding mortgage/asset-backed securities	37,260	32,799	6.4%
Corporate and other	278,164	254,095	49.3%
Mortgage/asset-backed securities	184,578	169,967	33.0%
Total available-for-sale investments	$561,580	$515,064	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2023 and December 31, 2022:

December 31, 2023	Estimated Fair Value	% of Total
	($ in thousands)
Rating
AAA	$98,823	15.4%
AA	211,354	32.8%
A	205,162	31.9%
BBB	119,016	18.5%
BB	5,869	0.9%
B	735	0.1%
CCC&Below	2,840	0.4%
	$643,799	100.0%

December 31, 2022	Estimated Fair Value	% of Total
	($ in thousands)
Rating
AAA	$182,620	35.4%
AA	55,438	10.8%
A	171,292	33.3%
BBB	95,402	18.5%
BB	10,047	1.9%
B	236	0.1%
CCC&Below	29	—%
	$515,064	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2023 were as follows:

December 31, 2023	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due within one year	$46,366	$45,221	7.0%
Due after one year through five years	188,698	180,645	28.1%
Due after five years through ten years	127,925	118,748	18.4%
Due after ten years	37,591	34,458	5.4%
Mortgage and asset-backed securities	274,550	264,727	41.1%
	$675,130	$643,799	100.0%

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2023 and 2022.

	December 31, 2023
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$124,170	36.3%	$38,428	39.4%
IBNR	218,105	63.7%	59,225	60.6%
Total reserves	$342,275	100.0%	$97,653	100.0%

	December 31, 2022
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$72,598	31.4%	$34,084	44.0%
IBNR	158,817	68.6%	43,436	56.0%
Total reserves	$231,415	100.0%	$77,520	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. On a quarterly basis, we perform an analysis of our loss development and select the expected ultimate loss ratio for each of our product lines by exposure period. In our actuarial analysis, we use input from our TPAs and our underwriting departments, including premium pricing assumptions and historical experience. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate loss reserves are:

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2023. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate LLAE	December 31, 2023		Potential Impact on 2023
Sensitivity	Accident Year	Sensitivity Factor	Net Ultimate Incurred LLAE	Net LLAE Reserve	Pre‑tax income	Stockholders’ Equity*
	(in thousands)
Sample increases	2023	5.0%	$70,346	$50,746	$3,517	$2,779
	2022	2.5%	$83,026	$33,538	$2,076	$1,640
	Prior	1.0%	$137,410	$13,369	$1,374	$1,086
Sample decreases	2023	(5.0)%	$70,346	$50,746	$(3,517)	$(2,779)
	2022	(2.5)%	$83,026	$33,538	$(2,076)	$(1,640)
	Prior	(1.0)%	$137,410	$13,369	$(1,374)	$(1,086)

*	Effective tax rate estimated to be 21%

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2020 to	2021 to	2022 to
Accident Year	2020	2021	2022	2023	2021	2022	2023
	(in thousands)
Prior	$249,973	$278,648	$294,470	$276,821	$28,675	$15,822	$(17,649)
2021	—	171,922	156,434	140,413	—	(15,488)	(16,021)
2022	—	—	200,765	198,635	—	—	(2,130)
2023	—	—	—	334,520	—	—	—
					$28,675	$334	$(35,800)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2020 to	2021 to	2022 to
Accident Year	2020	2021	2022	2023	2021	2022	2023
	(in thousands)
Prior	$98,073	$94,488	$98,041	$94,002	$(3,585)	$3,553	$(4,039)
2021	—	45,042	43,872	43,403	—	(1,170)	(469)
2022	—	—	76,289	83,026	—	—	6,737
2023	—	—	—	70,346	—	—	—
					$(3,585)	$2,383	$2,229

During the year ended December 31, 2023, our total gross incurred losses for accident years 2022 and prior developed favorably by $35.8 million. The gross favorable development was due primarily to lower than anticipated severity of catastrophe losses, offset by higher than anticipated severity of attritional losses. On a net basis, the development was unfavorable by $2.2 million due to the effect of ceding gross favorable development under our catastrophe XOL reinsurance program and due to unfavorable development on lines of business subject to lower amounts of ceding.

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

All financial assets, including available-for-sale securities are required to be presented at the net amount expected to be collected by means of an allowance for credit losses that is included in net income. Credit losses relating to available-for-sale debt securities are also required to be recorded through a reversible allowance for credit losses, but the allowance is limited to the amount by which fair value is less than amortized cost.

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

The Company has one investment in a limited liability company which is accounted for under the equity method of accounting whereby the investment carrying amount is adjusted in subsequent periods to reflect the Company's share of earnings or losses.

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

Our deferred tax assets result from temporary differences primarily attributable to unearned premiums, net operating losses (“NOLs”), unrealized losses on investments and deferred compensation. Our deferred tax liabilities result primarily from deferred acquisition costs, internally developed software, and unrealized gains in the investment portfolio.

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

In assessing the need for a deferred tax asset valuation allowance, we are required to make certain judgments and assumptions about our future operations based on historical experience and information regarding reversals of existing temporary differences, carryback capacity, future taxable income and tax planning strategies. Recent events, including changes in market interest rates and significant financial market volatility have caused us to incur unrealized losses on investments which contributes to us having a net capital deferred tax asset in the amount of $5.9 million at December 31, 2023, as compared to a net capital deferred tax asset of $11.0 million at December 31, 2022. We are currently utilizing tax planning strategies in our assessment of the realizability of a portion of our net capital deferred tax asset at December 31, 2023. These tax planning strategies include the holding of fixed maturity securities that are currently in a net unrealized loss position for tax purposes until recovery or maturity, if needed, to avoid future expiring capital loss carryforwards.

As of December 31, 2023, we had a valuation allowance of $3.5 million relating to our state net operating loss carryforwards and federal net operating losses related to Laulima, and the remainder of our deferred tax assets did not require a valuation allowance.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 80.0% rated “A−” or better. At December 31, 2023, 1.5% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2023, the estimated fair value of our fixed maturities was $643.8 million. We estimate that a 100-basis point increase in interest rates would cause a 3.4% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 3.6% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

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

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2023 and 2022 and for each of the Three Years Ended December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	84

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2023 and 2022	87

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2023, 2022 and 2021	88

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2023, 2022 and 2021	89

Consolidated Statements of Cash Flows for the three years ended December 31, 2023, 2022 and 2021	90

Notes to Consolidated Financial Statements	92

Schedule II—Condensed Financial Information of Registrant—Parent Company only	125

Schedule V—Valuation and Qualifying Accounts	129

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and subsidiaries' internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

February 23, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and subsidiaries (the Company) as of December 31, 2023, and 2022, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Valuation of Reserve for Losses and Loss Adjustment Expenses

Description of the Matter

At December 31, 2023, the reserve for losses and loss adjustment expenses (LAE) is $342,275 (in thousands). As explained in Notes 2 and 9 to the consolidated financial statements, the reserve for losses and LAE represents management's best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

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

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations and comparing a sample of incurred and paid claims to source documentation. With the assistance of our actuarial specialists, we evaluated the Company’s selection and weighting of actuarial methods compared to methods used in prior periods and in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We compared the Company’s recorded reserves to a range of reasonable reserve estimates developed by our actuarial specialists based on independently selected methods and assumptions. We also compared the results of the reserve study prepared by the Company’s actuarial specialists to management’s recorded reserve. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

February 23, 2024

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $675,130 in 2023; $561,580 in 2022)	$643,799	$515,064
Equity securities, at fair value (cost: $43,003 in 2023; $42,352 in 2022)	43,160	38,576
Equity method investment	2,617	—
Total investments	689,576	553,640
Cash and cash equivalents	51,546	68,108
Restricted cash	306	56
Accrued investment income	5,282	3,777
Premium receivable	261,972	162,858
Deferred policy acquisition costs, net of ceding commissions and fronting fees	60,990	56,740
Reinsurance recoverable on paid losses and loss adjustment expenses	32,172	39,718
Reinsurance recoverable on unpaid losses and loss adjustment expenses	244,622	153,895
Ceded unearned premiums	265,808	204,084
Prepaid expenses and other assets	72,941	44,088
Deferred tax assets, net	10,119	10,622
Property and equipment, net	373	603
Goodwill and intangible assets, net	12,315	8,261
Total assets	$1,708,022	$1,306,450
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$42,376	$25,760
Reserve for losses and loss adjustment expenses	342,275	231,415
Unearned premiums	597,103	471,314
Ceded premium payable	181,742	146,127
Funds held under reinsurance treaty	13,419	10,680
Income taxes payable	7,255	—
Borrowings from credit agreements	52,600	36,400
Total liabilities	1,236,770	921,696
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2023 and December 31, 2022, 0 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,772,987 and 25,027,467 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid-in capital	350,597	333,558
Accumulated other comprehensive loss	(23,991)	(36,515)
Retained earnings	144,643	87,708
Total stockholders' equity	471,252	384,754
Total liabilities and stockholders' equity	$1,708,022	$1,306,450

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Gross written premiums	$1,141,558	$881,868	$535,175
Ceded written premiums	(731,531)	(524,575)	(223,443)
Net written premiums	410,027	357,293	311,732
Change in unearned premiums	(64,114)	(40,827)	(77,906)
Net earned premiums	345,913	316,466	233,826
Net investment income	23,705	13,877	9,080
Net realized and unrealized gains (losses) on investments	2,941	(7,529)	1,277
Commission and other income	3,367	4,272	3,608
Total revenues	375,926	327,086	247,791
Expenses:
Losses and loss adjustment expenses	72,592	78,672	41,457
Acquisition expenses, net of ceding commissions and fronting fees	107,745	110,771	95,433
Other underwriting expenses	88,172	69,219	53,723
Interest expense	3,775	873	40
Total expenses	272,284	259,535	190,653
Income before income taxes	103,642	67,551	57,138
Income tax expense	24,441	15,381	11,291
Net income	$79,201	$52,170	$45,847
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	12,524	(41,827)	(7,934)
Total comprehensive income	$91,725	$10,343	$37,913
Per Share Data:
Basic earnings per share	$3.19	$2.07	$1.80
Diluted earnings per share	$3.13	$2.02	$1.76

Weighted-average common shares outstanding:
Basic	24,822,004	25,243,397	25,459,514
Diluted	25,327,091	25,796,008	26,111,904

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
	Number of			Other
	Common		Additional	Comprehensive		Total
	Shares	Common	Paid-In	Income	Retained	Stockholders'
	Outstanding	Stock	Capital	(Loss)	Earnings	Equity
Balance at January 1, 2021	25,525,796	$3	$310,507	$13,246	$39,957	$363,713

Other comprehensive loss, net of tax	—	—	—	(7,934)	—	(7,934)
Stock-based compensation	—	—	5,584	—		5,584
Issuance of common stock via employee stock purchase plan	9,793	—	719	—	—	719
Issuance of common stock via equity incentive plan	132,436	—	2,092	—	—	2,092
Repurchases of common stock	(239,096)	—	—	—	(15,852)	(15,852)
Net income	—	—	—	—	45,847	45,847
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169

Other comprehensive loss, net of tax	—	—	—	(41,827)	—	(41,827)
Stock-based compensation	—	—	11,624	—	—	11,624
Issuance of common stock via employee stock purchase plan	13,990	—	760	—	—	760
Issuance of common stock via equity incentive plan	205,963	—	2,272	—	—	2,272
Repurchases of common stock	(621,415)	—	—	—	(34,414)	(34,414)
Net income	—	—	—	—	52,170	52,170
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754

Other comprehensive income, net of tax	—	—	—	12,524	—	12,524
Stock-based compensation	—	—	14,913	—	—	14,913
Issuance of common stock via employee stock purchase plan	17,080	—	799	—	—	799
Issuance of common stock via equity incentive plan	147,341	—	1,237	—	—	1,237
Policyholder contribution to surplus	—	—	90	—	—	90
Repurchases of common stock	(418,901)	—	—	—	(22,266)	(22,266)
Net income	—	—	—	—	79,201	79,201
Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$79,201	$52,170	$45,847
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	14,913	11,624	5,584
Depreciation and amortization expense	4,503	4,115	3,544
Allowance for credit loss on fixed maturity securities	—	236	106
Net realized and unrealized losses (gains) on investments	(2,941)	7,529	(1,277)
Amortization of premium on fixed maturity securities	(9)	1,607	2,317
Deferred income tax expense	(2,826)	(3,519)	641
Changes in operating assets and liabilities:
Accrued investment income	(1,505)	(1,052)	(180)
Premium receivable	(99,114)	(74,846)	(39,170)
Deferred policy acquisition costs	(4,250)	(787)	(20,472)
Reinsurance recoverables	(83,181)	(36,298)	(52,587)
Ceded unearned premiums	(61,724)	(145,768)	(23,284)
Prepaid expenses and other assets	(24,885)	(4,017)	591
Accounts payable and other accrued liabilities	15,666	5,426	(946)
Reserve for losses and loss adjustment expenses	110,860	58,049	44,330
Unearned premiums	125,789	186,649	101,176
Ceded premiums payable	35,615	108,667	15,227
Funds held under reinsurance treaty	2,739	(202)	6,367
Income taxes payable	7,255	—	—
Net cash provided by operating activities	116,106	169,583	87,814
Investing activities
Purchases of property and equipment	(15)	(313)	(18)
Capitalized software costs	(6,744)	(5,623)	(4,836)
Purchases of fixed maturity securities	(233,770)	(382,114)	(166,894)
Purchases of equity securities	(945)	(10,518)	(49,680)
Purchase of equity method investment	(3,000)	—	—
Sales and maturities of fixed maturity securities	120,285	242,726	120,198
Sales of equity securities	295	—	41,553
Change in securities receivable or payable, net	950	(950)	1,500
Acquisitions, net of cash acquired	(5,534)	(15)	(11)
Net cash used in investing activities	(128,478)	(156,807)	(58,188)
Financing activities
Proceeds from line of credit, net of repayments	16,200	36,400	—
Proceeds from common stock issued via employee stock purchase plan	799	760	719
Proceeds from common stock issued via stock option exercises	1,237	2,272	2,092
Policy holder contribution to surplus	90	—	—
Repurchase of common stock	(22,266)	(34,415)	(15,852)
Net cash (used in) provided by financing activities	(3,940)	5,017	(13,041)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,312)	17,793	16,585
Cash, cash equivalents and restricted cash at beginning of period	68,164	50,371	33,786
Cash, cash equivalents and restricted cash at end of period	$51,852	$68,164	$50,371

Supplementary cash flow information:
Cash paid for income taxes	$21,124	$18,890	$2,104
Cash paid for interest	$3,682	$704	$—

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$51,546	$68,108
Restricted cash	306	56
Cash and cash equivalents and restricted cash	$51,852	$68,164

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California domiciled property and casualty insurance agency, Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”), and a Delaware incorporated management company, Palomar Underwriters Exchange Organization, Inc. ("PUEO").

PSIC is a property and casualty insurance company domiciled in the state of Oregon. The Company’s core focus is on the residential and commercial earthquake markets in earthquake-exposed states such as California, Oregon, Washington, and states with exposure to the New Madrid Seismic Zone. The Company also offers products tailored to broader geographic regions and perils, including Fronting, Inland Marine, Hawaii Hurricane, Casualty, and Flood products. PSIC is licensed to underwrite insurance on an admitted basis in 42 states in the United States, as of December 31, 2023, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

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

PUEO is a Delaware corporation that was formed in 2023 and provides management services to Laulima Exchange ("Laulima"), a Hawaii domiciled reciprocal exchange, as its attorney-in-fact. Laulima was formed in 2023 and is comprised of an unincorporated association of Hawaii homeowners ("subscribers") that agree to insure one another.

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

The Company has a single operating segment, the property and casualty insurance business. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer. While the Company’s CODM reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and include the accounts of the Company and its wholly-owned subsidiaries. The consolidated financial statements also include the accounts of Laulima, as Laulima is a variable interest entity ("VIE") for which the Company is the primary beneficiary. All intercompany balances and transactions have been eliminated in consolidation.

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

Unrealized gains and losses related to fixed maturity securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income and comprehensive income. The Company uses the specific-identification method to determine the cost of fixed maturity securities sold and the first-in, first-out method for lots of equity securities sold. The Company has one investment in a limited liability company which is accounted for under the equity method of accounting whereby the investment carrying amount is adjusted in subsequent periods to reflect the Company's share of earnings or losses. Gains or losses from this equity method investment are recognized as a component of realized and unrealized gains or losses on investments in the Company's Statement of Income and Comprehensive Income.

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

The Company’s allowance for credit losses related to its available-for-sale securities was immaterial as of December 31, 2023 and December 31, 2022.

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

Variable Interest Entities ("VIE")

A VIE is a legal entity that does not have sufficient equity at risk to finance its activities without additional financial support or is structured such that equity investors lack the ability to make significant decisions relating to the entity’s operations through voting rights or do not participate in the gains and losses of the entity. The Company consolidates VIEs in which the Company is deemed the primary beneficiary. The primary beneficiary is the entity that has both (1) the obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE and (2) the power to direct the activities of the VIE that most significantly affect that entity’s economic performance.

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

Premiums Receivable

Premiums receivable represent amounts due from policyholders, insurance agents, or program administrators for policies written. Generally, premiums are collected prior to providing risk coverage, minimizing the Company’s exposure to credit risk. Premiums receivable are short-term in nature and due within a year. The Company has established an allowance for uncollectible premiums related to its credit risk, which it reviews on a quarterly basis and adjusts as appropriate. The company considers the current economic environment, specific regulatory developments, and historic payment and cancelation trends by line of business and location when determining whether to record an allowance for uncollectible premiums.

The Company recorded an immaterial allowance for uncollectible premiums as of December 31, 2023 and $0.1 million as of  December 31, 2022, respectively, and believes that all other amounts are collectable.

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

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2023 or 2022.

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

Property and Equipment

Property and equipment are capitalized and carried at cost less accumulated depreciation. Depreciation for property and equipment is calculated on a straight-line basis using useful lives of 3 to 5 years. Leasehold improvements and other fixed assets are capitalized and depreciated over the useful lives of the properties and equipment. Expenditure for maintenance and repairs are charged to operations as incurred. Upon disposition, the asset cost and related depreciation are removed from the accounts and the resulting gain or loss is included in the Company’s results of operations.

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized cost less accumulated amortization and are included as a component of prepaid expenses and other assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchases under a cloud computing arrangement and accounts for as a service contract. As such, capitalized costs are amortized over the term of the service contract.

Intangible Assets and Goodwill

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist of customer relationships acquired from another insurer during 2020 which the Company is amortizing over a period of 8 years. Indefinite lived intangible assets consist primarily of state licenses acquired upon formation of the Company. Goodwill was recognized as a result of a business acquisition during 2023. Intangible assets and goodwill are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant. No impairments of intangible assets or goodwill were recognized for the years ended December 31, 2023, 2022 or 2021.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2023, 2022 or 2021.

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

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has not experienced any credit losses from reinsurance recoverables and did not have an allowance for uncollectible reinsurance recoverables as of December 31, 2023 or December 31, 2022.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2023 and 2022, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2023, 2022, or 2021.

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

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the year ended December 31, 2023.

Recently issued accounting pronouncements not yet adopted

Segment Reporting

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

3. Investments

The Company’s available-for-sale investments are summarized as follows:

December 31, 2023	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities:
U.S. Government	$40,836	$—	$(1,416)	$—	$39,420
U.S. States, Territories, and Political Subdivisions	10,641	100	(839)	—	9,902
Special revenue excluding mortgage/asset-backed securities	32,513	147	(3,149)	—	29,511
Corporate and other	316,590	1,750	(17,197)	(904)	300,239
Mortgage/asset-backed securities	274,550	1,879	(11,702)	—	264,727
Total available-for-sale investments	$675,130	$3,876	$(34,303)	$(904)	$643,799

December 31, 2022	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities:
U.S. Government	$50,802	$2	$(2,253)	$—	$48,551
U.S. States, Territories, and Political Subdivisions	10,776	49	(1,173)	—	9,652
Special revenue excluding mortgage/asset-backed securities	37,260	26	(4,487)	—	32,799
Corporate and other	278,164	79	(23,912)	(236)	254,095
Mortgage/asset-backed securities	184,578	251	(14,862)	—	169,967
Total available-for-sale investments	$561,580	$407	$(46,687)	$(236)	$515,064

Security holdings in an unrealized loss position

As of December 31, 2023, the Company held 483 fixed maturity securities in an unrealized loss position with a total estimated fair value of $451.0 million and total gross unrealized losses of $34.3 million. As of December 31, 2022, the Company held 543 fixed maturity securities in an unrealized loss position with a total estimated fair value of $484.7 million and total gross unrealized losses of $46.9 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Government	$738	$(1)	$38,063	$(1,415)	$38,801	$(1,416)
U.S. States, Territories, and Political Subdivisions	—	—	6,196	(839)	6,196	(839)
Special revenue excluding mortgage/asset-backed securities	—	—	26,736	(3,149)	26,736	(3,149)
Corporate and other	28,872	(480)	204,034	(16,717)	232,906	(17,197)
Mortgage/asset-backed securities	29,334	(245)	117,016	(11,457)	146,350	(11,702)
Total	$58,944	$(726)	$392,045	$(33,577)	$450,989	$(34,303)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2022	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Government	$41,077	$(1,523)	$6,853	$(730)	$47,930	$(2,253)
U.S. States, Territories, and Political Subdivisions	7,525	(1,173)	—	—	7,525	(1,173)
Special revenue excluding mortgage/asset-backed securities	25,091	(3,287)	5,080	(1,200)	30,171	(4,487)
Corporate and other	192,185	(15,667)	55,605	(8,481)	247,790	(24,148)
Mortgage/asset-backed securities	118,815	(9,908)	32,448	(4,954)	151,263	(14,862)
Total	$384,693	$(31,558)	$99,986	$(15,365)	$484,679	$(46,923)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss related to any of these securities. An allowance for credit losses of $0.9 million and $0.2 million was recorded pertaining to one investment security as of December 31, 2023 and 2022, respectively. For the remaining securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2023, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$46,366	$45,221
Due after one year through five years	188,698	180,645
Due after five years through ten years	127,925	118,748
Due after ten years	37,591	34,458
Mortgage and asset-backed securities	274,550	264,727
	$675,130	$643,799

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$15,185	$(53,076)	$(10,148)
Net increase (decrease)	$15,185	$(53,076)	$(10,148)

Net investment income summary

Net investment income is summarized as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Interest income	$23,349	$13,631	$9,119
Dividend income	871	739	461
Investment expense	(515)	(493)	(500)
Net investment income	$23,705	$13,877	$9,080

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2023	2022	2021
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$89	$14	$466
Gains on sales of equity securities	—	—	1,416
Total realized gains	89	14	1,882
Realized losses:
Losses on sales of fixed maturity securities	(32)	(2,340)	(1)
Losses on sales of equity securities	—	—	—
Total realized losses	(32)	(2,340)	(1)
Net realized investment gains (losses)	57	(2,326)	1,881
Change in allowance for credit losses	(667)	—	—
Net unrealized gains (losses) on equity securities	3,933	(5,203)	(604)
Net unrealized losses on equity method investment	(382)	—	—
Net realized and unrealized gains (losses) on investments	$2,941	$(7,529)	$1,277

Proceeds from the sale of fixed maturity securities were $10.1 million, $19.7 million and $17.4 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the consolidated balance sheets. At December 31, 2023 and 2022, the carrying value of securities on deposit with state regulatory authorities was $8.6 million and $8.5 million, respectively.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and 2022:

December 31, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Government	$—	$39,420	$—	$39,420
U.S. States, Territories, and Political Subdivisions	—	9,902	—	9,902
Special revenue excluding mortgage/asset-backed securities	—	29,511	—	29,511
Corporate and other	—	300,239	—	300,239
Mortgage/asset-backed securities	—	264,727	—	264,727
Equity securities	43,160	—	—	43,160
Cash, cash equivalents, and restricted cash	51,852	—	—	51,852
Total assets	$95,012	$643,799	$—	$738,811

December 31, 2022	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Government	$—	$48,551	$—	$48,551
U.S. States, Territories, and Political Subdivisions	—	9,652	—	9,652
Special revenue excluding mortgage/asset-backed securities	—	32,799	—	32,799
Corporate and other	—	254,095	—	254,095
Mortgage/asset-backed securities	—	169,967	—	169,967
Equity securities	38,576	—	—	38,576
Cash, cash equivalents, and restricted cash	68,164	—	—	68,164
Total assets	$106,740	$515,064	$—	$621,804

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

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$56,740	$55,953	$35,481
Additions to deferred balance:
Direct commissions	220,822	209,061	133,242
Ceding commissions and fronting fees	(123,911)	(109,302)	(32,249)
Premium taxes	13,690	10,166	8,209
Total net additions	110,601	109,925	109,202
Amortization of net policy acquisition costs	(106,351)	(109,138)	(88,730)
Balance, end of year	$60,990	$56,740	$55,953
Acquisition expenses:
Amortization of net policy acquisition costs	$106,351	$109,138	$88,730
Period costs	1,394	1,633	6,703
Total Acquisition expenses	$107,745	$110,771	$95,433

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2023	2022
	(in thousands)
Goodwill:	$3,755	$—
Indefinite-lived intangibles:
State insurance licenses	$744	$744
Finite-lived intangibles:
Customer relationships	11,803	10,023
Accumulated amortization on finite-lived intangibles	(3,987)	(2,506)
Total intangible assets	$12,315	$8,261

State insurance licenses consist of licenses acquired at the inception of PSIC.

Customer relationships represents the fair value of acquired policy renewal rights. The Company began amortizing this intangible asset on a straight line basis in 2021 and is amortizing it over a period of 8 years. Amortization expense was $1.5 million for the years ended December 31, 2023 and $1.3 million for the year ended December 31, 2022.

7. Capitalized Assets

Capitalized software is included as a component of prepaid expenses and other assets in the Company’s consolidated balance sheet. The balances are as follows:

		Accumulated	Net
December 31, 2023	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$25,356	$(9,079)	$16,277

		Accumulated	Net
December 31, 2022	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$18,622	$(6,303)	$12,319

Amortization expense relating to capitalized software for the years ended December 31, 2023, 2022 and 2021 was $2.8 million, $2.6 million, and $2.1 million, respectively.

Property and Equipment consists of the following:

		Accumulated	Net
December 31, 2023	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(811)	$68
Computer hardware	418	(272)	146
Office equipment and furniture	724	(565)	159
Total	$2,021	$(1,648)	$373

		Accumulated	Net
December 31, 2022	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(694)	$185
Computer hardware	402	(205)	197
Office equipment and furniture	724	(503)	221
Total	$2,005	$(1,402)	$603

Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.2 million, and $0.2 million respectively.

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

Operating lease costs for the years ended December 31, 2023, 2022 and 2021 were $0.8 million, $0.8 million and $0.7 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2023	(in thousands)
Operating cash outflows from operating leases	$1,021

December 31, 2023	($ in thousands)
Operating lease ROU assets	$934
Operating lease liabilities	$1,085
Weighted-average remaining lease term on operating leases (years)	2.4
Weighted-average discount rate on operating leases	0.9%

Future minimum lease payments as of December 31, 2023 are as follows:

Years ending December 31,	(in thousands)
2024	643
2025	171
2026	177
2027	136
2028	—
2029	—
Total future minimum lease payments	$1,127
Less: imputed interest	(42)
Total operating lease liability	$1,085

9. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2023, 2022, and 2021. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables at beginning of period	$77,520	$45,419	$34,470
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	70,363	76,289	45,042
Prior years	2,229	2,383	(3,585)
Total incurred	72,592	78,672	41,457
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	19,631	21,802	12,063
Prior years	32,828	24,769	18,445
Total payments	52,459	46,571	30,508
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	97,653	77,520	45,419
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	244,622	153,895	127,947
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$342,275	$231,415	$173,366

The foregoing reconciliation shows a loss and loss adjustment expense deficiency of $2.2 million and $2.4 million developed in 2023 and 2022 respectively, and a loss and loss adjustment expense reserve redundancy of $3.6 million developed in 2021. During 2023, the net unfavorable reserve development was primarily due to the effect of ceding gross favorable development under our catastrophe XOL reinsurance program and due to unfavorable development on lines of business subject to lower amounts of ceding.

During 2022, the net unfavorable reserve development was primarily attributable to prior year catastrophe events including certain 2020 Hurricanes, offset by favorable development related to 2021 attritional and catastrophe losses. During 2021, the net favorable reserve development was primarily due to the effect of ceding gross unfavorable development under our reinsurance program and lower than anticipated severity of catastrophe losses associated with certain hurricanes that occurred during the second half of 2020.

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

 The following tables show information about the Company’s incurred and paid loss development as of December 31, 2023, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and the average historical claims duration as of December 31, 2023. The loss information has been disaggregated so that losses that are expected to develop in a similar manner are grouped together. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2023 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

										As of December 31, 2023
	Year Ended December 31,									Incurred but Not Reported	Cumulative Number of
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	Liabilities	Claims
2015	$2,678	$2,504	$2,329	$2,307	$2,320	$2,313	$2,316	$2,304	$2,324	$-	$566
2016		7,450	7,127	6,972	7,090	7,075	7,062	7,125	5,730	-	$1,376
2017			12,425	10,893	10,644	10,652	10,561	10,668	12,339	-	3,607
2018				8,163	8,103	7,939	7,950	7,941	8,010	7	1,176
2019					4,575	4,223	3,947	4,293	4,350	3	1,666
2020						61,434	57,248	59,565	56,008	213	4,983
2021							29,836	25,158	25,733	868	5,191
2022								42,887	44,943	6,109	4,062
2023									40,921	17,407	4,130
Total									$200,358	$24,607	$26,757

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

	Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023
2015	$1,125	$1,817	$2,109	$2,241	$2,300	$2,309	$2,316	$2,304	$2,324
2016		4,823	6,420	6,801	7,051	7,072	7,062	7,125	5,729
2017			9,102	10,719	10,639	10,640	10,560	10,636	12,339
2018				4,409	7,889	7,931	7,943	7,943	7,999
2019					2,179	3,510	3,757	4,170	4,345
2020						31,862	49,222	55,504	55,619
2021							11,355	22,500	24,408
2022								12,647	30,042
2023									14,226
Total									$157,031
Reserve for losses and loss adjustment expense, net of reinsurance									$43,327

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8 (2)	Year 9
Payout percentage	52.82%	32.23%	6.20%	3.32%	1.25%	0.38%	5.07%	(12.44)%	0.88%

(2)      Negative payout percentages are due to timing of reinsurance payments, allocations of reinsurance between different lines of business based on actual results, and allocation of reinsurance to different periods for reinsurance treaties in effect for multiple periods. These are primarily associated with larger recoveries from catastrophe events in earlier years of operation.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

				As of December 31, 2023
				Incurred but Not Reported	Cumulative Number of
Accident Year	2021	2022	2023	Liabilities	Claims
Prior	$109	$35	$46	$—	6
2021	2,138	1,641	2,172	797	19
2022		7,160	8,755	4,132	52
2023			5,005	4,055	28
Total			$15,978	$8,984	105

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

Accident Year	2021	2022	2023
Prior	$109	$35	$46
2021	141	347	653
2022		746	1,603
2023			372
Total			$2,674
Reserve for losses and loss adjustment expense, net of reinsurance			$13,304

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Occurrence (unaudited)

	Year 1	Year 2	Year 3
Payout percentage	5.61%	6.43%	14.09%

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Claims Made (in thousands) (1)

					As of December 31, 2023
					Incurred but Not Reported	Cumulative Number of
Accident Year	2020	2021	2022	2023	Liabilities	Claims
Prior	$48	$26	$7	$—	$—	7
2021		3,429	3,299	2,928	2,073	106
2022			8,871	8,873	6,033	424
2023				12,580	9,226	922
Total				$24,381	$17,332	1,459

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

Accident Year	2020	2021	2022	2023
Prior	$—	$—	$—	$—
2021		62	221	449
2022			481	1,584
2023				1,382
Total				$3,415
Reserve for losses and loss adjustment expense, net of reinsurance				$20,966

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Claims Made (unaudited)

	Year 1	Year 2	Year 3
Payout percentage	4.63%	5.95%	7.78%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2023
(in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables:
Property	$43,326
Other liability occurrence	13,304
Other liability claims made	20,966
Reinsurance - Nonproportional assumed property (1)	8,379
Other	11,678
Total reserve for losses and loss adjustment expense, net of reinsurance recoverables	97,653
Reinsurance recoverable on unpaid claims:
Property	$84,778
Other liability occurrence	6,975
Other liability claims made	71,201
Other	81,668
Total reinsurance recoverable on unpaid claims	244,622
Total reserve for losses and loss adjustment expenses	$342,275

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

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. As of December 31, 2023, the Company’s catastrophe event retention is $17.5 million for all perils. As of December 31, 2023, the Company’s reinsurance structure provides protection up to $2.71 billion for earthquake events, $900 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events.

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

The following table shows ceded written premiums under fronting and quota share arrangements by line of business for the years ended December 31, 2023, 2022 and 2021:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Fronting	$351,485	$237,285	$11,001
Inland Marine	88,213	63,627	28,389
Casualty	36,677	23,398	5,138
Commercial Earthquake	29,708	20,467	14,447
Commercial All Risk	7,229	6,260	3,948
Specialty Homeowners	(41)	4,946	27,394
Others	13,009	9,210	5,684
Total	$526,280	$365,193	$96,001

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2023 and 2022, ceded unearned premiums totaled $265.8 million and $204.1 million, respectively. The increase was driven primarily by premium growth in lines subject to fronting agreements or quota shares.

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond that became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond that became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we also closed a $200 million 144A catastrophe bond that became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026.

Written premiums ceded under these catastrophe bond agreements were $42.7 million, $28.3 million and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2023, 2022 and 2021, is as follows:

	2023		2022		2021
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Premiums Written and Earned:
Direct	$1,083,804	$959,614	$816,387	$628,973	$467,424	$384,463
Assumed	57,754	56,107	65,481	66,299	67,751	49,535
Ceded	(731,531)	(669,808)	(524,575)	(378,806)	(223,443)	(200,172)
Net	$410,027	$345,913	$357,293	$316,466	$311,732	$233,826

	2023
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$228,441	$60,834	$289,275
Assumed	19,799	1,789	21,588
Ceded	(186,706)	(51,565)	(238,271)
Net	$61,534	$11,058	$72,592

	2022
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$133,517	$38,004	$171,521
Assumed	23,574	5,998	29,572
Ceded	(91,261)	(31,159)	(122,421)
Net	$65,829	$12,843	$78,672

	2021
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$168,292	$13,295	$181,587
Assumed	17,184	1,926	19,110
Ceded	(148,106)	(11,134)	(159,240)
Net	$37,370	$4,087	$41,457

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains acceptable forms of collateral from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2023 and 2022, the Company had retained $13.4 million and $10.7 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2023, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $152.4 million, $65.9 million and $47.4 million, representing 36.3% of the total balance. For the year ended December 31, 2022, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $22.9 million and $18.4 million, representing 23.9% of the total balance. For the year ended December 31, 2021, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $11.7 million and $10.4 million, representing 20.9% of the total balance.

At December 31, 2023 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $69.5 million, $29.8 million and $25.5 million representing 45.7% of the total balance. At December 31, 2022 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $60.6 million, $53.9 million and $50.6 million representing 31.5% of the total balance. The Company seeks reinsurers that have an A.M. best rating of A− (excellent) or better or requires them to post collateral.

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

The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. As of December 31, 2023, the Company was in compliance with all covenants.

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

As of December 31, 2023 and 2022, there were no outstanding borrowings under this Credit Agreement. For the years ended December 31, 2023 and 2022, the Company incurred $1.0 million and $0.4 million, respectively, of interest related to borrowings and amortization of fees associated with the credit agreement.

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

As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB at the overnight rate of 5.62%. Interest expense on the FHLB Line of Credit was $2.8 million for the year ended December 31, 2023. As of December 31, 2022, the Company had $36.4 million of borrowings outstanding through the FHLB line of credit. Interest expense on the FHLB Line of Credit was $0.5 million for the year ended  December 31, 2022.

12. Stockholders’ Equity

As of December 31, 2023 and December 31, 2022, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2023 and December 31, 2022, the Company has 500,000,000 common shares authorized and 24,772,987 and 25,027,467 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $350.6 million as of December 31, 2023 and $333.6 million as of December 31, 2022.

Common stock reserved for future issuance consists of the following as of December 31, 2023:

Stock options outstanding under 2019 Equity Incentive Plan	807,685
Restricted stock units outstanding under 2019 Equity Incentive Plan	333,716
Performance stock units outstanding under 2019 Equity Incentive Plan	423,621
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,130,991
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,130,770
Total	5,826,783

The Company does not maintain a treasury stock account and issues new shares to settle employee stock purchases, exercises of stock options, and vestings of other types of equity awards.

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2023	2022	2021
	(in thousands)
Stock-Based Compensation Expense	$14,913	$11,624	$5,584

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

The following table summarizes stock option transactions for the year ended December 31, 2023:

	Number of	Weighted-average exercise	Weighted average remaining contractual term	Aggregate intrinsic value
	shares	price	(in years)	(in thousands)
Outstanding at January 1, 2023	882,892	$33.85	—	$—
Options granted	—	—
Options exercised	(61,258)	20.21
Options canceled	(13,949)	67.08
Outstanding at December 31, 2023	807,685	$34.31	5.83	$21,635
Vested and Exercisable at December 31, 2023	747,105	$32.11	5.69	$21,414

The total intrinsic value of stock options exercised during the years ended December 31, 2023 and December 31, 2022 was $3.5 million and $7.1 million, respectively. As of December 31, 2023, the Company had approximately $1.3 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 1.0 years.

The fair value of each option granted was estimated on the grant date using the Black-Scholes option pricing model with the following assumptions in each year presented:

	Year ended December 31,
	2023 (1)	2021
	(in thousands)
Risk free rate of return (2)	—%	1.69% - 4.23%	0.57% - 1.35%
Expected share price volatility (3)	0.00%	39.73% - 43.03%	26.06% - 39.41%
Expected life in years (4)	—	5.89	5.89
Dividend yield (5)	0%	0%	0%

(1)	There were no stock options granted during the year ended December 31, 2023.
(2)	Determined based on the U.S. Treasury yield in effect at the time of the grant for zero-coupon U.S. Treasury notes with remaining terms similar to the expected term of the options.
(3)	Determined based on a blend of the Company’s historic stock price volatility and the historic volatility of a peer group of publicly traded companies.
(4)

Determined using the “simplified method” for estimating the expected option life, which is the average of the weighted-average vesting period and contractual term of the option as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term due to the limited period of time its common stock has been publicly traded.

(5)	Determined to be zero as the Company does not currently plan to issue dividends.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2023:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2023	271,951	$68.90
Granted	170,140	51.55
Vested	(86,083)	69.43
Forfeited	(22,292)	52.56
Non vested outstanding at December 31, 2023	333,716	$61.01

As of December 31, 2023, the Company had approximately $15.3 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units (“PSUs”)

The Company issues PSUs to employees with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of December 31, 2023, none of the stock price milestones have been achieved.

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. For PSU grants issued in years prior to 2023, the PSU’s performance period was the fiscal year of the grant. For PSU grants issued in 2023, the PSU’s performance period is primarily a three-year period beginning with the grant date. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the year ended December 31, 2023:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2023	383,103	$37.62
Granted	46,029	51.36
Vested	—	—
Forfeited	(5,511)	54.33
Non vested outstanding at December 31, 2023	423,621	$38.90

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the executive stock grants and the 100% achievement of the predetermined company performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets and subject to recipient service requirements. As of December 31, 2023, the Company had approximately $9.0 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.5 years.

2021 Executive Stock Grants

During the year ended December 31, 2021, the Company granted 192,307 RSUs and 350,000 PSUs to various executives, including the Company’s CEO. The RSUs vest over a period of five years with one fifth vesting upon the first, second and third anniversary of the grants and the remainder vesting monthly thereafter.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period. The Company’s CEO must remain as an employee through December 31, 2025, or as an employee and/or director through the fifth anniversary of the grant date the PSUs to vest. Other executives must remain as employees through December 31, 2026 for the PSUs to vest. As of December 31, 2023, none of the stock price milestones have been achieved.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 17,080 and 13,990 shares pursuant to the ESPP during the years ended December 31, 2023 and December 31, 2022, respectively.

Share repurchases

In January 2022, the Company's Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock over the period ending on March 31, 2024.

The Company purchased 418,901 shares for $22.3 million at an average price of $54.4 under this program during the year ended December 31, 2023. Approximately $43.5 million remains available for future repurchases. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2023	2022	2021
	(in thousands)
Balance as of January 1	$(36,515)	$5,312	$13,246
Other comprehensive income (loss) before reclassification	15,913	(55,270)	(9,579)
Federal income tax (expense) benefit	(3,342)	11,607	2,012
Other comprehensive income (loss) before reclassification, net of tax	12,571	(43,663)	(7,567)
Amounts reclassified from AOCI	(60)	2,325	(464)
Federal income tax expense (benefit)	13	(489)	97
Amounts reclassified from AOCI, net of tax	(47)	1,836	(367)
Other comprehensive income (loss)	12,524	(41,827)	(7,934)
Balance at end of period	$(23,991)	$(36,515)	$5,312

14. Underwriting Information

The Company has a single reportable segment and offers primarily earthquake, fronting, inland marine, wind, casualty, and flood insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Fronting	$364,250	31.9%	$223,249	25.3%	$11,459	2.2%
Residential Earthquake	253,530	22.2%	213,803	24.2%	171,048	32.0%
Commercial Earthquake	183,368	16.1%	131,677	14.9%	90,552	16.9%
Inland Marine	140,067	12.3%	105,068	11.9%	57,124	10.7%
Casualty	76,864	6.7%	35,791	4.1%	9,584	1.9%
Hawaii Hurricane	38,188	3.3%	32,967	3.7%	30,298	5.6%
Commercial All Risk	35,515	3.1%	51,671	5.9%	38,640	7.2%
Residential Flood	20,087	1.8%	14,539	1.7%	11,652	2.2%
Specialty Homeowners	(101)	(0.0)%	29,959	3.4%	67,894	12.7%
Other	29,790	2.6%	43,144	4.9%	46,924	8.6%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$535,175	100.0%

Gross written premiums by state are as follows:

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$600,791	52.6%	$418,809	47.5%	$244,416	45.7%
Texas	95,517	8.4%	90,459	10.3%	62,893	11.8%
Washington	49,494	4.3%	41,827	4.7%	23,608	4.4%
Hawaii	47,388	4.2%	40,157	4.5%	34,993	6.5%
Florida	47,595	4.2%	38,715	4.4%	27,386	5.1%
Oregon	23,220	2.0%	24,108	2.7%	13,677	2.6%
Illinois	22,340	2.0%	17,368	2.0%	12,133	2.3%
New York	18,424	1.6%	12,510	1.5%	3,077	0.6%
Other	236,789	20.7%	197,915	22.4%	112,992	21.1%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$535,175	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Year Ended December 31,
	2023		2022		2021
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$653,809	57.3%	$489,720	55.5%	$383,064	71.6%
PESIC	487,749	42.7%	392,148	44.5%	152,111	28.4%
Total Gross Written Premiums	$1,141,558	100.0%	$881,868	100.0%	$535,175	100.0%

The Company distributes a significant portion of its Fronting, Residential Earthquake, Commercial Earthquake, and Hawaii Hurricane products through select program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2023, our largest program administrator distributed $394.1 million or 34.5% of our gross written premiums and our second largest program administrator distributed $152.4 million, or 13.3% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2023.

For the year ended December 31, 2022, our largest program administrator distributed $322.4 million or 36.6% of our gross written premiums and our second largest program administrator distributed $95.1 million, or 10.8% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2022.

For the year ended December 31, 2021, our largest program administrator distributed $215.3 million or 40.2% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2021.

15. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2023, 2022 and 2021 the Company’s contributions to the plan were $0.9 million, $0.7 million and $0.7 million, respectively.

16. Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Current	$27,267	$18,842	$10,650
Deferred	(2,826)	(3,461)	641
Income tax expense (benefit)	$24,441	$15,381	$11,291

As of December 31, 2023 and 2022, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$942	$680
Net operating losses	3,486	3,070
Deferred Intercompany	656	656
Unearned premiums	13,895	11,258
Capitalized organizational costs	154	184
Unrealized losses on investments	5,829	9,891
Deferred compensation	2,425	1,585
Other	1,701	1,544
Total deferred tax assets	$29,088	$28,868
Deferred tax liabilities:
Deferred acquisition costs	$(12,128)	$(11,922)
Internally developed software	(1,276)	(1,520)
State deferred liability	(1,150)	(1,076)
Other	(929)	(658)
Total deferred tax liabilities	(15,483)	(15,176)
Net deferred tax asset (liability) before valuation allowance	13,605	13,692
Valuation allowance	(3,486)	(3,070)
Total net deferred tax assets (liabilities)	$10,119	$10,622

The above valuation allowance relates to state net operating losses ("NOL") carryforwards and federal net operating losses related to Laulima, which was formed in 2023. Due to the limited carryforward period these do not meet the “more likely than not” criteria and it is necessary to maintain a valuation allowance on these items. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

As of December 31, 2023, there are $0.1 million of federal NOLs set to expire starting 2043 and $2.8 million of state NOLs set to expire beginning in 2023 over various periods.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2023, 2022 and 2021:

	Years Ended December 31,
	2023		2022		2021
	($ in thousands)
Expense computed at federal tax rate	$21,765	21.00%	$14,186	21.00%	$11,999	21.00%
Stock-based compensation and Section 162(m)	1,523	1.47%	153	0.23%	(1,067)	(1.87)%
Dividend received deduction and tax‑exempt interest	(96)	(0.09)%	(101)	(0.15)%	(81)	(0.14)%
Meals & entertainment, penalties & parking	261	0.25%	180	0.27%	91	0.16%
State tax expense (benefit)	303	0.29%	773	1.14%	(1,750)	(3.06)%
Valuation allowance	416	0.40%	191	0.28%	2,199	3.85%
Other	269	0.26%	(1)	—%	(101)	(0.18)%
Income tax expense (benefit)	$24,441	23.58%	$15,381	22.77%	$11,290	19.76%

For the year ended December 31, 2023, the difference relates primarily to Section 162(m) limitations on executive compensation deductions, offset by the permanent component of employees stock option exercises. For the year ended December 31, 2022, the difference relates primarily to Section 162(m) limitations on executive compensation deductions and state taxes. For the year ended December 31, 202, the difference relates primarily to the permanent component of employee stock option exercises and state taxes. For the years ended December 31, 2022 and December 31, 2021, the Company increased its valuation allowance relating to deferred tax assets associated with state net operating losses.

As of December 31, 2023 and 2022, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s federal income tax returns for 2020 through 2022 and state income tax returns for 2019 through 2022 remain subject to examination by the tax authorities. The 2023 income tax return is expected to be filed in 2024 and is subject to examination when filed.

The Company's PSRE entity may be subject to taxation in Bermuda in future years under the Bermuda Corporate Income Tax Act of 2023.

17. Earnings Per Share

The following table sets forth the computation of earnings per share of common stock:

	Year ended December 31,
	2023	2022	2021
	(in thousands, except shares and per share data)
Net income	$79,201	$52,170	$45,847
Weighted average common shares outstanding:
Basic	24,822,004	25,243,397	25,459,514
Common Share equivalents	505,087	552,611	652,390
Diluted	25,327,091	25,796,008	26,111,904

Earnings per share:
Basic	$3.19	$2.07	$1.80
Diluted	$3.13	$2.02	$1.76

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

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC and PESIC as of December 31, 2023, 2022 and 2021 and for the years then ended are summarized as follows:

	December 31,
	2023	2022	2021
	(in thousands)
Statutory net income (loss)	$97,391	$76,222	$51,410
Statutory capital and surplus	439,264	314,508	271,977

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2023 and 2022, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2023 and 2022 was approximately $1.2 million and $1.2 million, respectively. Actual statutory capital and surplus at December 31, 2023 and 2022 was $16.1 million and $15.6 million, respectively. PSRE had statutory net income of $0.3 million, $0.2 million and $1.4 million for 2023, 2022 and 2021, respectively.

PSRE had stockholders’ equity of $16.3 million and $15.5 million on a GAAP basis at December 31, 2023 and 2022, respectively. The principal difference between statutory capital and surplus and stockholders’ equity presented in accordance with GAAP are prepaid expenses, which are non-admitted assets for Bermuda statutory purposes. No dividends were paid in 2023 and 2022.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2023 and 2022, the Company met the minimum liquidity ratio requirement.

19. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $96.0 million in 2024 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $1.5 million in 2024 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2023 is calculated to be approximately $4.1 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

20. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit and Trusts

As of December 31, 2023, the Company has four irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to a total of $3.9 million and may renew if the Company continues to assume premium from these insurance companies. The letters of credit are collateralized by either the Company’s available-for-sale investments or the Credit Agreement.

In addition, the Company established two Regulation 114 Trust accounts for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. As of December 31, 2023 the trust had a market value of $9.2 million.

21. Variable Interest Entities ("VIEs")

 Laulima Insurance Exchange, a Hawaii domiciled reciprocal exchange (“Laulima”) is a consolidated VIE. Laulima was formed in 2023 as an insurance carrier organized as an unincorporated association.

The Company's PUEO entity manages the business operations of Laulima and receives a management fee for the services provided to Laulima. Upon formation of Laulima, PSIC provided capital of $15.0 million in the form of a contribution to the surplus note issued by Laulima, which remains outstanding as of  December 31, 2023. The Company holds an interest in the form of this surplus note which is included in other liabilities on the Statement of Assets and Liabilities of Laulima. In addition, the Company provides quota share reinsurance on the property business of Laulima. The Company has determined that is has the ability to direct the activities that most significantly impact the economic performance of the Laulima and, as it has provided capital to Laulima, would absorb any expected losses which could be significant to Laulima. As such, the Company is deemed the primary beneficiary and consolidates the results of Laulima.

The Company does not own the equity of Laulima, which is owned by the policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of Laulima. The assets of Laulima can be used only to settle the obligations of Laulima and general creditors have no recourse to the Company.

The results of operations of Laulima are included in the Company’s consolidated income statement and generated $0.1 million of earned premiums in 2023. There were no claims or claims expenses in 2023. As of December 31, 2023, Laulima's assets totaled $16.4 million, primarily comprised of $15.1 million of cash and investments, and are included in the Company's consolidated balance sheets.  Laulima's liabilities totaled $16.9 million and primarily include $15.0 million of surplus notes. The surplus notes are payable to PSIC and eliminate in consolidation. Laulima's remaining liabilities are included in the Company's consolidated balance sheets.

Note 22. Subsequent Events

On February 9, 2024, the Company entered into a lease amendment to extend the lease term and expand the rentable square feet for its principal office in La Jolla, California. The lease amendment is effective August 1, 2024 and expires on July 31, 2034, with monthly payments (in thousands) as follows:

Months 1-12:	$71
Months 13-24:	$76
Months 25-36:	$105
Months 37-48:	$108
Months 49-60:	$112
Months 61-72:	$115
Months 73-84:	$119
Months 85-96:	$122
Months 97-108:	$126
Months 109-120:	$129

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31, 2023	December 31, 2022
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $51,946 in 2023, $51,993 in 2022)	$48,626	$45,511
Equity securities, at fair value: (cost: $1,725 in 2023, $1,725 in 2022)	1,835	1,626
Equity method investment	2,617	—
Total investments	53,078	47,137
Cash and cash equivalents	314	781
Accrued investment income	345	320
Prepaid expenses and other assets	3,780	2,267
Receivables from subsidiaries	51,967	3,689
Note receivable from subsidiary	15,000	—
Investment in subsidiaries	530,690	405,525
Total assets	$655,174	$459,719
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$10,120	$7,359
Payables to subsidiaries	157,404	57,324
Federal income tax payable	16,398	10,282
Total liabilities	183,922	74,965
Stockholders' equity:
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,772,987 and 25,027,467 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	3	3
Additional paid‑in capital	350,597	333,557
Accumulated other comprehensive income (loss)	(23,991)	(36,514)
Retained earnings	144,643	87,708
Total stockholders' equity	471,252	384,754
Total liabilities and stockholders' equity	$655,174	$459,719

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Net investment income	$1,699	$1,048	$555
Net realized and unrealized gains (losses) on investments	(209)	(320)	217
Total revenues	1,490	728	772
Expenses:
Other operating expenses	39,347	33,292	19,480
Loss before income taxes	(37,857)	(32,564)	(18,708)
Income tax (benefit) expense	(7,953)	(8,464)	11,039
Loss before equity in net income of subsidiaries	(29,904)	(24,100)	(29,747)
Equity in net income of subsidiaries	109,105	76,270	75,594
Net income	$79,201	$52,170	$45,847
Other comprehensive income:
Net unrealized (losses) gains on securities available for sale	(2,505)	(3,997)	580
Equity in other comprehensive income (loss) of subsidiaries, net of taxes	15,029	(37,830)	(8,514)
Total comprehensive income	$91,725	$10,343	$37,913

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$79,201	$52,170	$45,847
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(109,105)	(76,270)	(75,594)
Stock-based compensation expense	10,426	8,820	4,755
Net realized and unrealized (losses) gains on investments	209	320	(217)
Amortization of premium on fixed maturity securities	189	347	443
Deferred income tax expense	2,787	7,210	634
Changes in operating assets and liabilities:	37,777	36,449	13,596
Net cash provided by (used in) operating activities	21,484	29,046	(10,536)
Investing activities
Purchases of fixed maturity securities	(11,045)	(9,807)	(2,177)
Sales and maturities of fixed maturity securities	9,232	8,488	11,396
Cash paid to subsidiaries	—	—	(15,595)
Cash received from subsidiaries	—	—	27,100
Net cash (used in) provided by investing activities	(1,813)	(1,319)	20,724
Financing activities
Proceeds from common stock issued via equity incentive plans	2,038	3,032	2,811
Policyholder contribution to surplus	90	—	—
Repurchase of common stock	(22,266)	(34,415)	(15,852)
Net cash used in financing activities	(20,138)	(31,383)	(13,041)
Net decrease in cash and cash equivalents	(467)	(3,656)	(2,853)
Cash and cash equivalents at beginning of period	781	4,437	7,290
Cash and cash equivalents at end of period	$314	$781	$4,437
Supplementary cash flow information:
Cash paid for income taxes	$21,124	$18,890	$2,104
Cash paid for interest	$3,682	$704	$—

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2023
Valuation Allowance for deferred tax assets	$3,070	$416	$—	$3,486
Valuation Allowance for premium receivable	$96	$42	89	$49
Year Ended December 31, 2022
Valuation Allowance for deferred tax assets	$2,879	$191	$—	$3,070
Valuation Allowance for premium receivable	$315	$188	407	$96

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2023, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2023. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2023, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

On November 30, 2023, Mac Armstrong, the Company’s Chairman and Chief Executive Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the sale of up to 77,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Armstrong may sell shares beginning February 29, 2024 and ending January 31, 2025.

On December 11, 2023, Chris Uchida, the Company’s Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 6,000 shares of Company stock options and sale of up to 16,750 shares of the

Company’s common stock. Pursuant to this plan, Mr. Uchida may sell shares beginning March 11, 2024 and ending August 31, 2024.

On December 14, 2023, Jon Christianson, the Company’s President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the sale of up to 18,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Christianson may sell shares beginning March 14, 2024 and ending August 31, 2024.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal quarter ended December 31, 2023 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).
4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.3+

Executive Employment Agreement, dated July 15, 2021, by and between the Company and Mac Armstrong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 19, 2021).

10.4+	Form of Executive Employment Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023).
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
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

10.7+

Form of Notice of Grant of Performance Stock Units under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021).

10.8+

Form of Performance Stock Units Agreement under 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021).

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

21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Incentive Compensation.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 23, 2024.

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

Signature	Title	Date

/s/ Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 23, 2024
Mac Armstrong

/s/ T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	February 23, 2024
T. Christopher Uchida

/s/ Daryl Bradley	Director	February 23, 2024
Daryl Bradley

/s/ Catriona M. Fallon	Director	February 23, 2024
Catriona M. Fallon

/s/ Daina Middleton	Director	February 23, 2024
Daina Middleton

/s/ Martha Notaras	Director	February 23, 2024
Martha Notaras

/s/ Richard H. Taketa	Lead Independent Director	February 23, 2024
Richard H. Taketa