Form 10-Q
period 2024-03-31
Palomar Holdings, Inc.
filed 2024-05-03
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

Number of shares of the registrant’s common shares outstanding at April 30, 2024: 24,923,286

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $697,505 in 2024; $675,130 in 2023)	$662,992	$643,799
Equity securities, at fair value (cost: $32,785 in 2024; $43,003 in 2023)	37,171	43,160
Equity method investment	2,597	2,617
Other investments	1,871	—
Total investments	704,631	689,576
Cash and cash equivalents	61,387	51,546
Restricted cash	377	306
Accrued investment income	5,192	5,282
Premiums receivable	322,723	261,972
Deferred policy acquisition costs, net of ceding commissions and fronting fees	66,508	60,990
Reinsurance recoverable on paid losses and loss adjustment expenses	28,542	32,172
Reinsurance recoverable on unpaid losses and loss adjustment expenses	292,024	244,622
Ceded unearned premiums	298,975	265,808
Prepaid expenses and other assets	82,679	72,941
Deferred tax assets, net	9,408	10,119
Property and equipment, net	312	373
Goodwill and intangible assets, net	11,926	12,315
Total assets	$1,884,684	$1,708,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$39,637	$42,376
Reserve for losses and loss adjustment expenses	402,187	342,275
Unearned premiums	662,307	597,103
Ceded premium payable	215,329	181,742
Funds held under reinsurance treaty	13,716	13,419
Income taxes payable	6,850	7,255
Borrowings from credit agreements	43,000	52,600
Total liabilities	1,383,026	1,236,770
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,921,060 and 24,772,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	357,135	350,597
Accumulated other comprehensive loss	(26,505)	(23,991)
Retained earnings	171,025	144,643
Total stockholders' equity	501,658	471,252
Total liabilities and stockholders' equity	$1,884,684	$1,708,022

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2024	2023
Revenues:
Gross written premiums	$368,078	$250,112
Ceded written premiums	(228,171)	(170,344)
Net written premiums	139,907	79,768
Change in unearned premiums	(32,041)	3,473
Net earned premiums	107,866	83,241
Net investment income	7,139	5,120
Net realized and unrealized gains on investments	3,002	146
Commission and other income	528	695
Total revenues	118,535	89,202
Expenses:
Losses and loss adjustment expenses	26,837	20,652
Acquisition expenses, net of ceding commissions and fronting fees	31,798	25,679
Other underwriting expenses	24,804	19,222
Interest expense	740	1,020
Total expenses	84,179	66,573
Income before income taxes	34,356	22,629
Income tax expense	7,974	5,316
Net income	$26,382	$17,313
Other comprehensive income, net:
Net unrealized (losses) gains on securities available for sale	(2,514)	5,474
Net comprehensive income	$23,868	$22,787
Per Share Data:
Basic earnings per share	$1.06	$0.69
Diluted earnings per share	$1.04	$0.68

Weighted-average common shares outstanding:
Basic	24,862,367	24,969,703
Diluted	25,468,564	25,442,902

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax	—	—	—	5,474	—	5,474
Stock-based compensation	—	—	3,450	—	—	3,450
Issuance of common stock via employee stock purchase plan	7,724	—	394	—	—	394
Issuance of common stock via equity incentive plan	41,685	—	90	—	—	90
Repurchases of common stock	(134,680)	—	—	—	(6,826)	(6,826)
Net income	—	—	—	—	17,313	17,313
Balance at March 31, 2023	24,942,196	$3	$337,492	$(31,041)	$98,195	$404,649

Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252
Other comprehensive loss, net of tax	—	—	—	(2,514)	—	(2,514)
Stock-based compensation	—	—	3,820	—	—	3,820
Issuance of common stock via employee stock purchase plan	9,806	—	434	—	—	434
Issuance of common stock via equity incentive plan	138,267	—	1,857	—	—	1,857
Policyholder contribution to surplus	—	—	427	—	—	427
Net income	—	—	—	—	26,382	26,382
Balance at March 31, 2024	24,921,060	$3	$357,135	$(26,505)	$171,025	$501,658

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net cash provided by operating activities	$33,125	$17,437
Investing activities
Capitalized software costs	(1,305)	(1,658)
Purchases of fixed maturity securities	(176,989)	(54,871)
Sales and maturities of fixed maturity securities	154,820	21,679
Sales of equity securities	9,014	—
Change in securities receivable or payable, net	—	950
Investments in limited partnerships	(1,871)	—
Net cash used in investing activities	(16,331)	(33,900)
Financing activities
Net (payments on) proceeds from line of credit	(9,600)	35,000
Proceeds from common stock issued via employee stock purchase plan	434	394
Proceeds from common stock issued via stock option exercises	1,857	91
Policy holder contribution to surplus	427	—
Repurchases of common stock	—	(6,826)
Net cash (used in) provided by financing activities	(6,882)	28,659
Net increase in cash, cash equivalents and restricted cash	9,912	12,196
Cash, cash equivalents and restricted cash at beginning of period	51,852	68,164
Cash, cash equivalents and restricted cash at end of period	$61,764	$80,360
Supplementary cash flow information:
Cash paid for income taxes	$6,560	$1
Cash paid for interest	$714	$1,017

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2024	2023
	(unaudited)
Cash and cash equivalents	$61,387	$51,546
Restricted cash	377	306
Cash and cash equivalents and restricted cash	$61,764	$51,852

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and include the accounts of the Company and its wholly‑owned subsidiaries. The condensed consolidated financial statements also include the accounts of Laulima, as Laulima is a variable interest entity ("VIE") for which the Company is the primary beneficiary.  Within footnote 7, certain prior year amounts have been reclassified to conform to the current year presentation.

These condensed consolidated financial statements do not contain all information and footnotes required by U.S. GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on February 23, 2024 (the “2023 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended March 31, 2024.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2024	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$39,729	$—	$(1,387)	$—	$38,342
U.S. States, Territories, and Political Subdivisions	10,632	71	(819)	—	9,884
Special revenue excluding mortgage/asset-backed securities	32,424	96	(3,415)	—	29,105
Corporate and other	337,679	1,260	(18,280)	(904)	319,755
Mortgage/asset-backed securities	277,041	1,570	(12,705)	—	265,906
Total available-for-sale investments	$697,505	$2,997	$(36,606)	$(904)	$662,992

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$40,836	$—	$(1,416)	$—	$39,420
U.S. States, Territories, and Political Subdivisions	10,641	100	(839)	—	9,902
Special revenue excluding mortgage/asset-backed securities	32,513	147	(3,149)	—	29,511
Corporate and other	316,590	1,750	(17,197)	(904)	300,239
Mortgage/asset-backed securities	274,550	1,879	(11,702)	—	264,727
Total available-for-sale investments	$675,130	$3,876	$(34,303)	$(904)	$643,799

Security holdings in an unrealized loss position

As of March 31, 2024, the Company held 528 fixed maturity securities in an unrealized loss position with a total estimated fair value of $478.7 million and total gross unrealized losses of $36.6 million. As of December 31, 2023, the Company held 483 fixed maturity securities in an unrealized loss position with a total estimated fair value of $451.0 million and total gross unrealized losses of $34.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2024 and December 31, 2023, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$17,385	$(385)	$20,957	$(1,002)	$38,342	$(1,387)
U.S. States, Territories, and Political Subdivisions	512	(5)	6,217	(814)	6,729	(819)
Special revenue excluding mortgage/asset-backed securities	—	—	26,380	(3,415)	26,380	(3,415)
Corporate and other	41,802	(402)	212,756	(17,878)	254,558	(18,280)
Mortgage/asset-backed securities	44,727	(859)	107,914	(11,846)	152,641	(12,705)
Total available-for-sale investments	$104,426	$(1,651)	$374,224	$(34,955)	$478,650	$(36,606)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$738	$(1)	$38,063	$(1,415)	$38,801	$(1,416)
U.S. States, Territories, and Political Subdivisions	—	—	6,196	(839)	6,196	(839)
Special revenue excluding mortgage/asset-backed securities	—	—	26,736	(3,149)	26,736	(3,149)
Corporate and other	28,872	(480)	204,034	(16,717)	232,906	(17,197)
Mortgage/asset-backed securities	29,334	(245)	117,016	(11,457)	146,350	(11,702)
Total available-for-sale investments	$58,944	$(726)	$392,045	$(33,577)	$450,989	$(34,303)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.

The Company has recorded an immaterial allowance for credit losses for two investment securities. Based on the Company’s review as of March 31, 2024, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2024, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$66,569	$64,574
Due after one year through five years	176,356	168,722
Due after five years through ten years	134,209	123,931
Due after ten years	43,330	39,859
Mortgage and asset-backed securities	277,041	265,906
	$697,505	$662,992

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Interest income	$7,326	$5,060
Dividend income	197	181
Investment expense	(384)	(121)
Net investment income	$7,139	$5,120

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$—	$28
Total realized gains	—	28
Realized losses:
Losses on sales of fixed maturity securities	(2)	(3)
Losses on sales of equity securities	(1,204)	—
Total realized losses	(1,206)	(3)
Net realized investment (losses) gains	(1,206)	25
Change in allowance for credit losses	—	(659)
Net unrealized gains (losses) on equity securities	4,229	780
Net unrealized (losses) gains on equity method investment	(21)	—
Net realized and unrealized gains on investments	$3,002	$146

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $2.2 and $5.1 million for the three months ended March 31, 2024 and 2023, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of March 31, 2024 and December 31, 2023, the carrying value of securities on deposit with state regulatory authorities was $7.4 million and $8.6 million, respectively.

The Company has investments in limited partnerships, recorded in the Other Investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of   March 31, 2024, the Company had unfunded commitments to invest an additional $22.9 million in these limited partnerships.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2024 and December 31, 2023.

March 31, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$38,342	$—	$38,342
U.S. States, Territories, and Political Subdivisions	—	9,884	—	9,884
Special revenue excluding mortgage/asset-backed securities	—	29,105	—	29,105
Corporate and other	—	319,755	—	319,755
Mortgage/asset-backed securities	—	265,906	—	265,906
Equity securities	37,171	—	—	37,171
Cash, cash equivalents, and restricted cash	61,764	—	—	61,764
Total assets	$98,935	$662,992	$—	$761,927

December 31, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$39,420	$—	$39,420
U.S. States, Territories, and Political Subdivisions	—	9,902	—	9,902
Special revenue excluding mortgage/asset-backed securities	—	29,511	—	29,511
Corporate and other	—	300,239	—	300,239
Mortgage/asset-backed securities	—	264,727	—	264,727
Equity securities	43,160	—	—	43,160
Cash, cash equivalents, and restricted cash	51,852	—	—	51,852
Total assets	$95,012	$643,799	$—	$738,811

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of March 31, 2024 and December 31, 2023, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$97,653	$77,520
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	26,333	17,300
Prior years	504	3,352
Total incurred	26,837	20,652
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	4,895	1,393
Prior years	9,432	15,413
Total payments	14,327	16,806
Reserve for losses and LAE net of reinsurance recoverables at end of period	110,163	81,366
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	292,024	183,601
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$402,187	$264,967

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $0.5 million and $3.4 prior year development during the three months ended  March 31, 2024 and 2023, respectively.

Adverse prior year development during the three months ended March 31, 2024 was primarily due to higher than anticipated severity of attritional losses on certain discontinued lines of business.  Adverse prior year development during the three months ended March 31, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2024:

Stock options outstanding under 2019 Equity Incentive Plan	749,239
Restricted stock units outstanding under 2019 Equity Incentive Plan	358,002
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	461,037
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,694,726
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,360,964
Total	6,623,968

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Stock-Based Compensation	$3,820	$3,450

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

The following table summarizes stock option transactions for the three months ended March 31, 2024:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	807,685	$34.31	—	$—
Options granted	—	—
Options exercised	(52,722)	35.22
Options canceled	(5,724)	67.05
Outstanding at March 31, 2024	749,239	$33.99	5.7	$38,564
Vested and Exercisable at March 31, 2024	709,725	$32.56	5.6	$37,551

As of March 31, 2024, the Company had approximately $0.9 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the three months ended March 31, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	333,716	$61.01
Granted	105,370	62.60
Released	(72,900)	56.05
Forfeited	(8,184)	52.15
Non-vested outstanding at March 31, 2024	358,002	$62.69

As of March 31, 2024, the Company had approximately $19.1 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.2 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of March 31, 2024, none of the stock price milestones have been achieved.

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. Prior to 2023, the PSU’s performance period was the fiscal year of the grant. Beginning in 2023, the PSU’s performance period is primarily a three-year period beginning with the grant date. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are also subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the three months ended March 31, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	423,621	$38.90
Granted	55,005	65.22
Vested	(12,645)	96.74
Forfeited	(4,944)	50.19
Non-vested outstanding at March 31, 2024	461,037	$40.33

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of March 31, 2024, the Company had approximately $11.8 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.4 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 9,806 shares pursuant to the ESPP during the three months ended March 31, 2024.

Share repurchases

In January 2022, Company's the Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock. There were no share repurchases under this program during the three months ended March 31, 2024. The program ended on March 31, 2024 and no additional shares may be repurchased under this plan. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Beginning Balance	$(23,991)	$(36,515)

Other comprehensive (loss) income before reclassification	(3,185)	6,956
Federal income tax expense (benefit)	669	(1,460)
Other comprehensive (loss) income before reclassification, net of tax	(2,516)	5,496

Amounts reclassified from AOCI	2	(28)
Federal income tax expense	—	6
Amounts reclassified from AOCI, net of tax	2	(22)

Other comprehensive (loss) income	(2,514)	5,474
Balance at end of period	$(26,505)	$(31,041)

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products.  Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product (1)
Earthquake	$105,729	28.7%	$93,495	37.4%
Fronting	94,831	25.8%	91,755	36.7%
Inland Marine and Other Property	76,876	20.9%	52,705	21.1%
Casualty	51,935	14.1%	12,157	4.9%
Crop	38,707	10.5%	—	—%
Total Gross Written Premiums	$368,078	100.0%	$250,112	100.0%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$157,217	42.7%	$131,889	52.7%
Texas	40,795	11.1%	23,210	9.3%
Florida	13,924	3.8%	12,096	4.8%
Hawaii	12,516	3.4%	10,105	4.0%
Washington	12,002	3.3%	11,972	4.8%
Colorado	9,605	2.6%	1,848	0.7%
New York	8,030	2.2%	3,871	1.5%
New Mexico	7,469	2.0%	194	0.1%
Other	106,520	28.9%	54,927	22.0%
Total Gross Written Premiums	$368,078	100.0%	$250,112	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$222,657	60.5%	$150,704	60.3%
PESIC	136,493	37.1%	99,408	39.7%
Laulima	8,928	2.4%	—	—%
Total Gross Written Premiums	$368,078	100.0%	$250,112	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended March 31, 2024, the Company’s income tax rate of 23.2% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended March 31, 2023, the Company’s income tax rate of 23.5% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended March 31,
	2024	2023
	(in thousands, except shares and per share data)
Net income	$26,382	$17,313
Weighted average common shares outstanding:
Basic	24,862,367	24,969,703
Common Share equivalents	606,197	473,198
Diluted	25,468,564	25,442,902

Earnings per share:
Basic	$1.06	$0.69
Diluted	$1.04	$0.68

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

As of March 31, 2024, the Company’s catastrophe event retention is $17.5 million for all perils and the Company’s XOL reinsurance structure provides protection up to $2.71 billion for earthquake events, $800 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of March 31, 2024, the Company was in compliance with all debt covenants.

As of March 31, 2024 and  December 31, 2023, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million and $0.6 million for the three months ended March 31, 2024 and  March 31, 2023, respectively.

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

As of March 31, 2024, the Company had $43.0 million of borrowings outstanding through the FHLB at the overnight rate of 5.60%. Interest expense on the FHLB line of credit was $0.7 million for the three months ended March 31, 2024. As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB at the overnight rate of 5.62%. Interest expense on the FHLB Line of Credit was $0.4 million for the three months ended March 31, 2023.

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

The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2024.

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

Results of Operations

Three months ended March 31, 2024 compared to three months ended March 31, 2023

The following table summarizes our results for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$368,078	$250,112	$117,966	47.2%
Ceded written premiums	(228,171)	(170,344)	(57,827)	33.9%
Net written premiums	139,907	79,768	60,139	75.4%
Net earned premiums	107,866	83,241	24,625	29.6%
Commission and other income	528	695	(167)	(24.0)%
Total underwriting revenue (1)	108,394	83,936	24,458	29.1%
Losses and loss adjustment expenses	26,837	20,652	6,185	29.9%
Acquisition expenses, net of ceding commissions and fronting fees	31,798	25,679	6,119	23.8%
Other underwriting expenses	24,804	19,222	5,582	29.0%
Underwriting income (1)	24,955	18,383	6,572	35.8%
Interest expense	(740)	(1,020)	280	(27.5)%
Net investment income	7,139	5,120	2,019	39.4%
Net realized and unrealized gains on investments	3,002	146	2,856	NM
Income before income taxes	34,356	22,629	11,727	51.8%
Income tax expense	7,974	5,316	2,658	50.0%
Net income	$26,382	$17,313	$9,069	52.4%
Adjustments:
Net realized and unrealized gains on investments	(3,002)	(146)	(2,856)	NM
Stock-based compensation expense	3,820	3,450	370	10.7%
Amortization of intangibles	390	313	77	24.6%
Expenses associated with catastrophe bond	—	50	(50)	(100.0)%
Tax impact	204	(540)	744	(137.8)%
Adjusted net income (1)	$27,794	$20,440	$7,354	36.0%
Key Financial and Operating Metrics
Annualized return on equity	21.7%	17.5%
Annualized adjusted return on equity (1)	22.9%	20.7%
Loss ratio	24.9%	24.8%
Expense ratio	52.0%	53.1%
Combined ratio	76.9%	77.9%
Adjusted combined ratio (1)	73.0%	73.3%
Diluted earnings per share	$1.04	$0.68
Diluted adjusted earnings per share (1)	$1.09	$0.80
Catastrophe losses	$3,359	$1,806
Catastrophe loss ratio (1)	3.1%	2.2%
Adjusted combined ratio excluding catastrophe losses (1)	69.8%	71.2%
Adjusted underwriting income (1)	$29,165	$22,196	$6,969	31.4%
NM - not meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $118.0 million, or 47.2% to $368.1 million for the three months ended March 31, 2024 compared to $250.1 million for the three months ended March 31, 2023. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Earthquake	$105,729	28.7%	$93,495	37.4%	$12,234	13.1%
Fronting	94,831	25.8%	91,755	36.7%	3,076	3.4%
Inland Marine and Other Property	76,876	20.9%	52,705	21.1%	24,171	45.9%
Casualty	51,935	14.1%	12,157	4.9%	39,778	327.2%
Crop	38,707	10.5%	—	—%	38,707	—%
Total Gross Written Premiums	$368,078	100.0%	$250,112	100.0%	$117,966	47.2%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement.  The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended March 31,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$222,657	60.5%	$150,704	60.3%	$71,953	47.7%
PESIC	136,493	37.1%	99,408	39.7%	37,085	37.3%
Laulima	8,928	2.4%	—	—%	8,928	—%
Total Gross Written Premiums	$368,078	100.0%	$250,112	100.0%	$117,966	47.2%

Ceded Written Premiums

Ceded written premiums increased $57.8 million, or 33.9%, to $228.2 million for the three months ended March 31, 2024 from $170.3 million for the three months ended March 31, 2023. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased XOL reinsurance expense due to growth in exposure and higher rates on XOL reinsurance.

Ceded written premiums as a percentage of gross written premiums decreased to 62.0% for the three months ended March 31, 2024 from 68.1% for the three months ended March 31, 2023. This decrease was primarily due to gross written premiums growing at a higher percentage than ceded written premiums during the current quarter.

Net Written Premiums

Net written premiums increased $60.1 million, or 75.4%, to $139.9 million for the three months ended March 31, 2024 from $79.8 million for the three months ended March 31, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Inland Marine and Other Property lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $24.6 million, or 29.6%, to $107.9 million for the three months ended March 31, 2024 from $83.2 million for the three months ended March 31, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$302,872	$225,243	$77,629	34.5%
Ceded earned premiums	(195,006)	(142,002)	(53,004)	37.3%
Net earned premiums	$107,866	$83,241	$24,625	29.6%

Net earned premium ratio	35.6%	37.0%

The decline in net earned premium ratio shown above was primarily caused by an increase to ceded earned premium on quota share and fronting arrangements driven by growth in lines of business subject to a quota share or fronting arrangement during the past 12 months.

Commission and Other Income

Commission and other income decreased $0.2 million to $0.5 million for the three months ended March 31, 2024 from $0.7 million for the three months ended March 31, 2023. The balance decreased due to a decrease in commissions and policy related fees caused by changes in our business mix.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $6.2 million, or 29.9% to $26.8 million for the three months ended March 31, 2024 from $20.7 million for the three months ended March 31, 2023. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$3,359	$1,806	$1,553	86.0%
Non-catastrophe losses	23,478	18,846	4,632	24.6%
Total losses and loss adjustment expenses	$26,837	$20,652	$6,185	29.9%

Our catastrophe loss ratio was 3.1% during the three months ended March 31, 2024. Catastrophe losses were primarily related to flood losses.

Our catastrophe loss ratio was 2.2% during the three months ended March 31, 2023. Catastrophe losses were also primarily related to flood losses, offset by favorable development on prior period events.

Our non-catastrophe loss ratio was 21.8% for the three months ended March 31, 2024 compared to 22.6% during the three months ended March 31, 2023. Non-catastrophe loss ratio decreased due to lower attritional losses on lines of business subject to attritional losses such as Casualty and Inland Marine and other Property.

Acquisition Expenses

Acquisition expenses increased $6.1 million, or 23.8%, to $31.8 million for the three months ended March 31, 2024 from $25.7 million for the three months ended March 31, 2023. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. This was partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 10.5% for the three months ended March 31, 2024 compared to 11.4% for the three months ended March 31, 2023. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums resulting from growth in lines of business subject to a quota share and fronting premiums during the past 12 months.

Other Underwriting Expenses

Other underwriting expenses increased $5.6 million, or 29.0%, to $24.8 million for the three months ended March 31, 2024 from $19.2 million for the three months ended March 31, 2023. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.2% for the three months ended March 31, 2024 compared to 8.5% for the three months ended March 31, 2023. Excluding the impact of expenses relating to stock-based compensation, catastrophe bonds, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 6.8% for the three months ended March 31, 2024 compared to 6.8% for the three months ended March 31, 2023. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.0 million, or 39.4%, to $7.1 million for the three months ended March 31, 2024 from $5.1 million for the three months ended March 31, 2023. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2024 and higher yields on invested assets.

The Company incurred $3.0 million of net realized and unrealized gains on investments for the three months ended March 31, 2024 compared to $0.1 million of net realized and unrealized gains for the three months ended March 31, 2023 In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$7,326	$5,060	$2,266	44.8%
Dividend income	197	181	16	8.8%
Investment management fees and expenses	(384)	(121)	(263)	217.4%
Net investment income	7,139	5,120	2,019	39.4%
Net realized and unrealized gains on investments	3,002	146	2,856	NM
Total	$10,141	$5,266	$4,875	92.6%

Income Tax Expense

Income tax expense increased $2.7 million to $8.0 million for the three months ended March 31, 2024 from $5.3 million for the three months ended March 31, 2023 due to higher pre-tax income for the period ended March 31, 2024. During the three months ended March 31, 2024, our income tax rate of 23.2% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended March 31, 2023, our income tax rate of 23.5% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Total revenue	$118,535	$89,202
Net investment income	(7,139)	(5,120)
Net realized and unrealized gains on investments	(3,002)	(146)
Underwriting revenue	$108,394	$83,936

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Income before income taxes	$34,356	$22,629
Net investment income	(7,139)	(5,120)
Net realized and unrealized gains on investments	(3,002)	(146)
Interest expense	740	1,020
Underwriting income	$24,955	$18,383
Stock-based compensation expense	3,820	3,450
Amortization of intangibles	390	313
Expenses associated with catastrophe bond	—	50
Adjusted underwriting income	$29,165	$22,196

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Net income	$26,382	$17,313
Adjustments:
Net realized and unrealized gains on investments	(3,002)	(146)
Stock-based compensation expense	3,820	3,450
Amortization of intangibles	390	313
Expenses associated with catastrophe bond	—	50
Tax impact	204	(540)
Adjusted net income	$27,794	$20,440

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)

Annualized adjusted net income	$111,176	$81,761
Average stockholders' equity	$486,455	$394,701
Annualized adjusted return on equity	22.9%	20.7%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$82,911	$64,858
Denominator: Net earned premiums	$107,866	$83,241
Combined ratio	76.9%	77.9%
Adjustments to numerator:
Stock-based compensation expense	(3,820)	(3,450)
Amortization of intangibles	(390)	(313)
Expenses associated with catastrophe bond	—	(50)
Adjusted combined ratio	73.0%	73.3%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands, except per share data)

Adjusted net income	$27,794	$20,440
Weighted-average common shares outstanding, diluted	25,468,564	25,442,902
Diluted adjusted earnings per share	$1.09	$0.80

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Numerator: Losses and loss adjustment expenses	$26,837	$20,652
Denominator: Net earned premiums	$107,866	$83,241
Loss ratio	24.9%	24.8%

Numerator: Catastrophe losses	$3,359	$1,806
Denominator: Net earned premiums	$107,866	$83,241
Catastrophe loss ratio	3.1%	2.2%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2024	2023
	(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$82,911	$64,858
Denominator: Net earned premiums	$107,866	$83,241
Combined ratio	76.9%	77.9%
Adjustments to numerator:
Stock-based compensation expense	(3,820)	(3,450)
Amortization of intangibles	(390)	(313)
Expenses associated with catastrophe bond	—	(50)
Catastrophe losses	(3,359)	(1,806)
Adjusted combined ratio excluding catastrophe losses	69.8%	71.2%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2024	2023
	(in thousands)
Stockholders' equity	$501,658	$471,252
Goodwill and intangible assets	(11,926)	(12,315)
Tangible stockholders' equity	$489,732	$458,937

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2024 is calculated to be approximately $4.1 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

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

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
	2024	2023
	($ in thousands)
Cash provided by (used in):
Operating activities	$33,125	$17,437
Investing activities	(16,331)	(33,900)
Financing activities	(6,882)	28,659
Change in cash, cash equivalents, and restricted cash	$9,912	$12,196

Our cash flow from operating activities was positive during the three months ended March 31, 2024 and 2023 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended March 31, 2024 and 2023 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash used in financing activities for three months ended March 31, 2024 was related to $9.6 million in payments on our lines of credit, offset by the receipt of $1.9 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan. Cash provided by financing activities for three months ended March 31, 2023 was related to $35.0 million in borrowings from our FHLB line of credit, the receipt of $0.1 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan, offset by the repurchase of $6.8 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $766.4 million in cash and investment securities available at March 31, 2024. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.

There were no share repurchases during the three months ended March 31, 2024. The program ended on March 31, 2024 and no additional shares may be repurchased under this plan. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

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

As of March 31, 2024, we had no borrowings outstanding through the Credit Agreement.

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

As of March 31, 2024, we had $43.0 million of borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At March 31, 2024 total stockholders’ equity was $501.7 million and tangible stockholders’ equity was $489.7 million, compared to total stockholders’ equity of $471.3 million and tangible stockholders’ equity of $458.9 million as of December 31, 2023. Stockholder’s equity increased primarily due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2024, the majority of our investment portfolio, or $663.0 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $37.2 million of equity securities, $2.6 million of equity method investments and $1.9 million of investments in limited partnerships. In addition, we maintained a non‑restricted cash and cash equivalent balance of $61.4 million at March 31, 2024. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.62 and 3.48 years and an average rating of “A1/A+” and “Aa3/A+” at March 31, 2024 and December 31, 2023, respectively. Our fixed income investment portfolio had a book yield of 4.19% as of March 31, 2024, compared to 4.07% as of December 31, 2023.

At March 31, 2024 and December 31, 2023 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$39,729	$38,342	5.8%
U.S. States, Territories, and Political Subdivisions	10,632	9,884	1.5%
Special revenue excluding mortgage/asset-backed securities	32,424	29,105	4.4%
Corporate and other	337,679	319,755	48.2%
Mortgage/asset-backed securities	277,041	265,906	40.1%
Total available-for-sale investments	$697,505	$662,992	100.0%

	Amortized	Fair	% of Total
December 31, 2023	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$40,836	$39,420	6.1%
U.S. States, Territories, and Political Subdivisions	10,641	9,902	1.5%
Special revenue excluding mortgage/asset-backed securities	32,513	29,511	4.6%
Corporate and other	316,590	300,239	46.6%
Mortgage/asset-backed securities	274,550	264,727	41.1%
Total available-for-sale investments	$675,130	$643,799	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2024 and December 31, 2023:

	Estimated	% of
March 31, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$97,221	14.7%
AA	213,086	32.1%
A	202,891	30.6%
BBB	139,408	21.0%
BB	6,054	0.9%
B	1,492	0.2%
CCC & Below	2,840	0.5%
	$662,992	100.0%

	Estimated	% of
December 31, 2023	Fair Value	Total
	($ in thousands)
Rating
AAA	$98,823	15.4%
AA	211,354	32.8%
A	205,162	31.9%
BBB	119,016	18.5%
BB	5,869	0.9%
B	735	0.1%
CCC & Below	2,840	0.4%
	$643,799	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2024 were as follows:

	Amortized	Fair	% of Total
March 31, 2024	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$66,569	$64,574	9.7%
Due after one year through five years	176,356	168,722	25.4%
Due after five years through ten years	134,209	123,931	18.7%
Due after ten years	43,330	39,859	6.0%
Mortgage and asset-backed securities	277,041	265,906	40.2%
	$697,505	$662,992	100.0%

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

Our catastrophe event retention is currently $17.5 million for all perils. Our reinsurance coverage exhausts at $2.71 billion for earthquake events, $800 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250 year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2023 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2023 Annual Report on Form 10-K

Item 3: Quantitative and Qualitative Disclosures About Market Risk

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 77.4% rated “A−” or better. At March 31, 2024, 1.6% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

●	Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments;

●	We rely on a select group of brokers and program administrators, and such relationships may not continue;

●	There is intense competition for business in our industry;

Risks Related to the Economic Environment:

●	Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;

Risks Related to Technology:

●	The failure of our information technology and telecommunications systems could adversely affect our business;

●	Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

●	We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;

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

Our reinsurance coverage currently exhausts at $2.71 billion for earthquake events, $800 million for Hawaii hurricane events, and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $17.5 million for all perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2024, we had $320.6 million of aggregate reinsurance recoverables.

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

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in our 2023 Annual Report on Form 10-K.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of March 31, 2024, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Positive) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”).  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our business is concentrated in California and, as a result, we are exposed more significantly to California loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California, which generated 53% of our gross written premiums for the year ended December 31, 2023 and 43% for the three months ended March 31, 2024. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, higher demand for employees having the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels. Recently, companies have had issues with employee turnover and finding, hiring, and retaining qualified employees. These challenges may continue for the foreseeable future.

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

For the three months ended March 31, 2024, our largest program administrator distributed $86.7 million or 23.6% of our gross written premiums and our second largest program administrator distributed $47.5 million, or 12.9% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the three months ended March 31, 2024.

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

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, including our third-party claims administrators (“TPAs”), the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions, and other factors. Our failure to evaluate and pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace, and materially and adversely affect our business, financial condition, results of operations, and prospects.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets where we operate, the frequency of occurrence and severity of catastrophe or other insured events, fluctuating interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies, volatility in investment performance, including gains and losses on our equity securities, and the cost of reinsurance coverage.

In addition, the insurance and reinsurance business historically has been a cyclical industry characterized by periods of intense price competition due to excess underwriting capacity (soft market cycle) as well as periods when shortages of capacity increase premium levels (hard market cycle). We expect our business and results of operations to be continuously impacted by these market cycles.

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

•	Exposing us to interest rate risk since the interest rate in the credit agreement is a variable rate.

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

We underwrite a significant portion of our insurance in California. An economic downturn which particularly impacts California could have an adverse effect on our financial condition and results of operations.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $37.2 million as of March 31, 2024.

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

A portion of our employees work remotely and outside of our primary offices on a regular basis. We believe remote work increases the need for our information technology and telecommunications systems to work properly and creates additional operational risk and difficulty should these systems fail.

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

We use cloud-based third-party software to host applications and for key financial and operational systems and we expect to expand their use in the future. We will increasingly rely on third-party software providers to maintain appropriate controls and safeguards to protect the integrity of our data and any information we transmit, including personal, personally identifiable, sensitive, confidential or proprietary information. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. If these controls do not operate effectively, we may not be able to rely on their software and cyber attackers may be able to exploit vulnerabilities, resulting in operational disruption, data loss, defects or a cybersecurity event. Migrating our software to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, maintain our accounting function, or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.

The growth and evolution of artificial intelligence may impact our business and operations

In the future, we may seek to deploy and/or further rely on technologies such as artificial intelligence or machine learning in operating our business.  If we are unable to deploy this technology effectively or if our competitors are better able to deploy this technology our business may be adversely impacted. Our third-party software vendors and service providers are increasing incorporating artificial intelligence into their processes and this may expose us to additional risks should they not be able to incorporate the technology effectively. The evolution and increased reliance on artificial intelligence may exacerbate our information technology and cybersecurity risks. Furthermore, regulations around artificial intelligence continue to evolve and we may be subject to increased regulation around artificial intelligence in the future.

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

Our U.S. insurance subsidiaries are subject to risk‑based capital requirements, based upon the “risk based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Arizona, Oregon and California law. These requirements establish the minimum amount of risk based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk-based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

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

We may become subject to additional government or market regulation, including additional regulation around cybersecurity, which may have a material adverse impact on our business.

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

Additionally, in response to the growing threat of cyber-attacks in the insurance industry, cybersecurity regulations have been adopted, which, among other things, require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. On October 24, 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. We are required to abide by the provisions of and file compliance certifications pertaining to this legislation.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 42 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.2 million in 2023 and paid $5.0 million of assessments for the three months ended March 31, 2024. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. We expect disclosure requirements to increase in the future and expand to areas such as climate change and greenhouse gas emissions. Our efforts to comply with these evolving laws, regulations and standards increases our operating costs and divert management’s time and attention from revenue‑generating activities.

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

There were no share repurchases during the three months ended March 31, 2024. The program ended on March 31, 2024 and no additional shares may be repurchased under this plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Palomar Holdings, Inc.

Date: May 3, 2024	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 3, 2024	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)