Form 10-Q
period 2024-06-30
Palomar Holdings, Inc.
filed 2024-08-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

Number of shares of the registrant’s common shares outstanding at August 1, 2024: 25,010,856

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $723,940 in 2024; $675,130 in 2023)	$687,138	$643,799
Equity securities, at fair value (cost: $32,987 in 2024; $43,003 in 2023)	37,761	43,160
Equity method investment	2,351	2,617
Other investments	2,641	—
Total investments	729,891	689,576
Cash and cash equivalents	47,840	51,546
Restricted cash	179	306
Accrued investment income	5,930	5,282
Premiums receivable	357,267	261,972
Deferred policy acquisition costs, net of ceding commissions and fronting fees	82,486	60,990
Reinsurance recoverable on paid losses and loss adjustment expenses	33,309	32,172
Reinsurance recoverable on unpaid losses and loss adjustment expenses	347,840	244,622
Ceded unearned premiums	303,477	265,808
Prepaid expenses and other assets	86,590	72,941
Deferred tax assets, net	9,450	10,119
Property and equipment, net	253	373
Goodwill and intangible assets, net	11,537	12,315
Total assets	$2,016,049	$1,708,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$52,052	$42,376
Reserve for losses and loss adjustment expenses	466,601	342,275
Unearned premiums	720,528	597,103
Ceded premium payable	231,182	181,742
Funds held under reinsurance treaty	13,080	13,419
Income taxes payable	—	7,255
Borrowings from credit agreements	—	52,600
Total liabilities	1,483,443	1,236,770
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 24,984,638 and 24,772,987 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	363,904	350,597
Accumulated other comprehensive loss	(28,055)	(23,991)
Retained earnings	196,754	144,643
Total stockholders' equity	532,606	471,252
Total liabilities and stockholders' equity	$2,016,049	$1,708,022

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues:
Gross written premiums	$385,184	$274,296	$753,262	$524,407
Ceded written premiums	(209,181)	(169,109)	(437,352)	(339,453)
Net written premiums	176,003	105,187	315,910	184,954
Change in unearned premiums	(53,718)	(22,080)	(85,759)	(18,607)
Net earned premiums	122,285	83,107	230,151	166,347
Net investment income	7,960	5,541	15,098	10,661
Net realized and unrealized gains on investments	32	1,127	3,034	1,273
Commission and other income	792	621	1,320	1,316
Total revenues	131,069	90,396	249,603	179,597
Expenses:
Losses and loss adjustment expenses	30,431	17,905	57,268	38,557
Acquisition expenses, net of ceding commissions and fronting fees	35,806	26,057	67,604	51,736
Other underwriting expenses	31,233	22,350	56,036	41,572
Interest expense	225	1,064	965	2,084
Total expenses	97,695	67,376	181,873	133,949
Income before income taxes	33,374	23,020	67,730	45,648
Income tax expense	7,645	5,458	15,619	10,774
Net income	$25,729	$17,562	$52,111	$34,874
Other comprehensive income, net:
Net unrealized (losses) gains on securities available for sale	(1,550)	(3,685)	(4,064)	1,789
Net comprehensive income	$24,179	$13,877	$48,047	$36,663
Per Share Data:
Basic earnings per share	$1.03	$0.71	$2.09	$1.40
Diluted earnings per share	$1.00	$0.69	$2.04	$1.37

Weighted-average common shares outstanding:
Basic	24,946,987	24,833,852	24,904,677	24,901,403
Diluted	25,617,916	25,309,526	25,554,445	25,384,409

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax	—	—	—	1,789	—	1,789
Stock-based compensation	—	—	7,147	—	—	7,147
Issuance of common stock via employee stock purchase plan	7,724	—	394	—	—	394
Issuance of common stock via equity incentive plan	60,240	—	314	—	—	314
Repurchases of common stock	(301,162)	—	—	—	(15,564)	(15,564)
Net income	—	—	—	—	34,874	34,874
Balance at June 30, 2023	24,794,269	$3	$341,413	$(34,726)	$107,018	$413,708

Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252
Other comprehensive loss, net of tax	—	—	—	(4,064)	—	(4,064)
Stock-based compensation	—	—	7,789	—	—	7,789
Issuance of common stock via employee stock purchase plan	9,806	—	434	—	—	434
Issuance of common stock via equity incentive plan	201,845	—	3,968	—	—	3,968
Policyholder contribution to surplus	—	—	1,116	—	—	1,116
Net income	—	—	—	—	52,111	52,111
Balance at June 30, 2024	24,984,638	$3	$363,904	$(28,055)	$196,754	$532,606

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net cash provided by operating activities	$88,252	$23,203
Investing activities
Purchases of property and equipment	—	(19)
Capitalized software costs	(2,848)	(3,809)
Purchases of fixed maturity securities	(235,549)	(120,203)
Purchases of equity securities	(202)	(945)
Sales and maturities of fixed maturity securities	187,217	76,655
Sales of equity securities	9,014	—
Change in securities receivable or payable, net	6	950
Investments in limited partnerships	(2,641)	—
Acquisitions, net of cash acquired	—	(5,536)
Net cash used in investing activities	(45,003)	(52,907)
Financing activities
Net (payments on) proceeds from line of credit	(52,600)	35,000
Proceeds from common stock issued via employee stock purchase plan	434	394
Proceeds from common stock issued via stock option exercises	3,968	314
Policy holder contribution to surplus	1,116	—
Repurchases of common stock	—	(15,564)
Net cash (used in) provided by financing activities	(47,082)	20,144
Net decrease in cash, cash equivalents and restricted cash	(3,833)	(9,560)
Cash, cash equivalents and restricted cash at beginning of period	51,852	68,164
Cash, cash equivalents and restricted cash at end of period	$48,019	$58,604
Supplementary cash flow information:
Cash paid for income taxes	$23,728	$15,652
Cash paid for interest	$908	$2,041

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2024	2023
	(unaudited)
Cash and cash equivalents	$47,840	$51,546
Restricted cash	179	306
Cash and cash equivalents and restricted cash	$48,019	$51,852

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the six months ended June 30, 2024.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
June 30, 2024	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$34,818	$3	$(1,204)	$—	$33,617
U.S. States, Territories, and Political Subdivisions	10,624	28	(884)	—	9,768
Special revenue excluding mortgage/asset-backed securities	30,941	127	(3,588)	—	27,480
Corporate and other	357,193	884	(18,891)	(1,230)	337,956
Mortgage/asset-backed securities	290,364	1,247	(13,294)	—	278,317
Total available-for-sale investments	$723,940	$2,289	$(37,861)	$(1,230)	$687,138

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$40,836	$—	$(1,416)	$—	$39,420
U.S. States, Territories, and Political Subdivisions	10,641	100	(839)	—	9,902
Special revenue excluding mortgage/asset-backed securities	32,513	147	(3,149)	—	29,511
Corporate and other	316,590	1,750	(17,197)	(904)	300,239
Mortgage/asset-backed securities	274,550	1,879	(11,702)	—	264,727
Total available-for-sale investments	$675,130	$3,876	$(34,303)	$(904)	$643,799

Security holdings in an unrealized loss position

As of June 30, 2024, the Company held 574 fixed maturity securities in an unrealized loss position with a total estimated fair value of $524.7 million and total gross unrealized losses of $37.9 million. As of December 31, 2023, the Company held 483 fixed maturity securities in an unrealized loss position with a total estimated fair value of $451.0 million and total gross unrealized losses of $34.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2024 and December 31, 2023, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$15,221	$(187)	$17,992	$(1,017)	$33,213	$(1,204)
U.S. States, Territories, and Political Subdivisions	1,518	(14)	6,158	(870)	7,676	(884)
Special revenue excluding mortgage/asset-backed securities	544	(6)	24,728	(3,582)	25,272	(3,588)
Corporate and other	78,901	(1,274)	204,194	(17,617)	283,095	(18,891)
Mortgage/asset-backed securities	65,282	(1,091)	110,184	(12,203)	175,466	(13,294)
Total available-for-sale investments	$161,466	$(2,572)	$363,256	$(35,289)	$524,722	$(37,861)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$738	$(1)	$38,063	$(1,415)	$38,801	$(1,416)
U.S. States, Territories, and Political Subdivisions	—	—	6,196	(839)	6,196	(839)
Special revenue excluding mortgage/asset-backed securities	—	—	26,736	(3,149)	26,736	(3,149)
Corporate and other	28,872	(480)	204,034	(16,717)	232,906	(17,197)
Mortgage/asset-backed securities	29,334	(245)	117,016	(11,457)	146,350	(11,702)
Total available-for-sale investments	$58,944	$(726)	$392,045	$(33,577)	$450,989	$(34,303)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.

The Company has recorded an immaterial allowance for credit losses for three investment securities. Based on the Company’s review as of June 30, 2024, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2024, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$67,474	$65,042
Due after one year through five years	174,285	166,790
Due after five years through ten years	142,476	132,119
Due after ten years	49,341	44,870
Mortgage and asset-backed securities	290,364	278,317
	$723,940	$687,138

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest income	$7,626	$5,456	$14,952	$10,516
Dividend income	257	210	455	391
Investment income (expense)	77	(125)	(309)	(246)
Net investment income	$7,960	$5,541	$15,098	$10,661

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$18	$37	$18	$65
Total realized gains	18	37	18	65
Realized losses:
Losses on sales of fixed maturity securities	—	(29)	(2)	(32)
Losses on sales of equity securities	—	—	(1,204)	—
Total realized losses	—	(29)	(1,206)	(32)
Net realized investment (losses) gains	18	8	(1,188)	33
Change in allowance for credit losses	(327)	(8)	(327)	(667)
Net unrealized gains (losses) on equity securities	388	1,127	4,617	1,907
Net unrealized (losses) gains on equity method investment	(245)	—	(266)	—
Net unrealized (losses) gains on other investments	198	—	198	—
Net realized and unrealized gains on investments	$32	$1,127	$3,034	$1,273

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were insignificant and $1.9 million for the three months ended June 30, 2024 and 2023, respectively.

Proceeds from the sale of fixed maturity securities were $2.2 and $7.1 million for the six months ended June 30, 2024 and 2023, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of June 30, 2024 and December 31, 2023, the carrying value of securities on deposit with state regulatory authorities was $7.8 million and $8.6 million, respectively.

The Company has investments in limited partnerships, recorded in the Other Investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of  June 30, 2024, the Company had unfunded commitments to invest an additional $32.6 million in these limited partnerships.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024 and December 31, 2023.

June 30, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$33,617	$—	$33,617
U.S. States, Territories, and Political Subdivisions	—	9,768	—	9,768
Special revenue excluding mortgage/asset-backed securities	—	27,480	—	27,480
Corporate and other	—	337,956	—	337,956
Mortgage/asset-backed securities	—	278,317	—	278,317
Equity securities	37,761	—	—	37,761
Cash, cash equivalents, and restricted cash	48,019	—	—	48,019
Total assets	$85,780	$687,138	$—	$772,918

December 31, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$39,420	$—	$39,420
U.S. States, Territories, and Political Subdivisions	—	9,902	—	9,902
Special revenue excluding mortgage/asset-backed securities	—	29,511	—	29,511
Corporate and other	—	300,239	—	300,239
Mortgage/asset-backed securities	—	264,727	—	264,727
Equity securities	43,160	—	—	43,160
Cash, cash equivalents, and restricted cash	51,852	—	—	51,852
Total assets	$95,012	$643,799	$—	$738,811

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity. The carrying amount of any borrowings under the Federal Home Loan Bank (“FHLB”) line of credit and U.S. Bank credit agreement (the “Credit Agreement”) approximate fair value as the credit agreements have variable rates which frequently reprices at market rates.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of June 30, 2024 and December 31, 2023, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$110,163	$81,366	$97,653	$77,520
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	33,355	18,539	59,688	35,839
Prior years	(2,924)	(634)	(2,420)	2,718
Total incurred	30,431	17,905	57,268	38,557
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	6,861	6,176	11,756	7,569
Prior years	14,972	11,795	24,404	27,208
Total payments	21,833	17,971	36,160	34,777
Reserve for losses and LAE net of reinsurance recoverables at end of period	118,761	81,300	118,761	81,300
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	347,840	216,783	347,840	216,783
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$466,601	$298,083	$466,601	$298,083

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $2.9 million and $0.6 million during the three months ended  June 30, 2024 and 2023, respectively.

The Company experienced favorable prior year development of $2.4 million and adverse prior year development of $2.7 million during the six months ended  June 30, 2024 and 2023, respectively.

Favorable prior year development during the three months ended June 30, 2024 was primarily due to lower than anticipated severity of attritional losses. Favorable prior year development during the three months ended June 30, 2023 was primarily due to lower than anticipated severity of catastrophe losses, offset by higher than anticipated severity of attritional losses.

Favorable prior year development during the six months ended June 30, 2024 was primarily due to lower than anticipated severity of attritional losses. Adverse prior year development during the six months ended June 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses.

5. Stockholders’ Equity

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2024:

Stock options outstanding under 2019 Equity Incentive Plan	694,527
Restricted stock units outstanding under 2019 Equity Incentive Plan	358,607
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	462,409
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,682,511
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,360,964
Total	6,559,018

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock-Based Compensation	$3,968	$3,697	$7,789	$7,147

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

The following table summarizes stock option transactions for the six months ended June 30, 2024:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	807,685	$34.31	—	$—
Options granted	—	—
Options exercised	(104,525)	37.96
Options cancelled	(8,633)	74.57
Outstanding at June 30, 2024	694,527	$33.26	5.3	$34,708
Vested and Exercisable at June 30, 2024	669,188	$32.32	5.3	$34,081

As of June 30, 2024, the Company had approximately $0.6 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.6 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the six months ended June 30, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	332,077	$61.07
Granted	121,556	65.10
Released	(84,675)	55.43
Forfeited	(10,351)	52.55
Non-vested outstanding at June 30, 2024	358,607	$64.01

As of June 30, 2024, the Company had approximately $18.0 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.1 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of June 30, 2024, none of the stock price milestones have been achieved.

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

The following table summarizes PSU transactions for the six months ended June 30, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	423,621	$38.90
Granted	57,012	65.78
Vested	(12,645)	96.74
Forfeited	(5,579)	50.12
Non-vested outstanding at June 30, 2024	462,409	$40.50

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of June 30, 2024, the Company had approximately $10.5 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 2.1 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 9,806 shares pursuant to the ESPP during the six months ended June 30, 2024.

Share repurchases

In January 2022, Company's the Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock. The program ended on March 31, 2024 and no shares have been repurchased in 2024. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Six Months Ended June 30,
	2024	2023
	(in thousands)
Beginning Balance	$(23,991)	$(36,515)

Other comprehensive (loss) income before reclassification	(5,129)	2,300
Federal income tax expense (benefit)	1,078	(483)
Other comprehensive (loss) income before reclassification, net of tax	(4,051)	1,817

Amounts reclassified from AOCI	(16)	(36)
Federal income tax expense	3	8
Amounts reclassified from AOCI, net of tax	(13)	(28)

Other comprehensive (loss) income	(4,064)	1,789
Balance at end of period	$(28,055)	$(34,726)

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products.  Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product (1)
Earthquake	$135,029	35.1%	$107,929	39.3%	$240,759	32.0%	$201,424	38.4%
Fronting	95,896	24.9%	79,724	29.1%	190,727	25.3%	171,479	32.7%
Inland Marine and Other Property	93,453	24.3%	69,779	25.4%	170,329	22.6%	122,484	23.4%
Casualty	58,605	15.2%	16,376	6.0%	110,539	14.7%	28,532	5.4%
Crop	2,201	0.6%	488	0.2%	40,908	5.4%	488	0.1%
Total Gross Written Premiums	$385,184	100.0%	$274,296	100.0%	$753,262	100.0%	$524,407	100.0%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$183,396	47.6%	$157,057	57.3%	$340,614	45.2%	$288,946	55.1%
Florida	29,796	7.7%	12,664	4.6%	43,720	5.8%	24,760	4.7%
Texas	28,600	7.4%	25,231	9.2%	69,396	9.2%	48,441	9.2%
Hawaii	18,235	4.7%	12,228	4.5%	30,751	4.1%	22,333	4.3%
Washington	13,063	3.4%	13,645	5.0%	25,066	3.3%	25,617	4.9%
New York	7,980	2.1%	3,785	1.4%	16,010	2.1%	7,656	1.5%
Oregon	5,776	1.5%	5,907	2.2%	12,851	1.7%	12,687	2.4%
Michigan	5,008	1.3%	848	0.3%	6,711	0.9%	1,711	0.3%
Other	93,330	24.2%	42,931	15.7%	208,143	27.6%	92,256	17.6%
Total Gross Written Premiums	$385,184	100.0%	$274,296	100.0%	$753,262	100.0%	$524,407	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$193,709	50.3%	$159,846	58.3%	$416,366	55.3%	$310,550	59.2%
PESIC	177,109	46.0%	114,450	41.7%	313,603	41.6%	213,857	40.8%
Laulima	14,366	3.7%	—	—%	23,293	3.1%	—	—%
Total Gross Written Premiums	$385,184	100.0%	$274,296	100.0%	$753,262	100.0%	$524,407	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended June 30, 2024, the Company’s income tax rate of 22.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended June 30, 2023, the Company’s income tax rate of 23.7% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

For the six months ended  June 30, 2024, the Company’s tax rate of 23.1% was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the six months ended  June 30, 2023, the Company’s tax rate of 23.6% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$25,729	$17,562	$52,111	$34,874
Weighted average common shares outstanding:
Basic	24,946,987	24,833,852	24,904,677	24,901,403
Common Share equivalents	670,929	475,674	649,768	483,006
Diluted	25,617,916	25,309,526	25,554,445	25,384,409

Earnings per share:
Basic	$1.03	$0.71	$2.09	$1.40
Diluted	$1.00	$0.69	$2.04	$1.37

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

As of June 30, 2024, the Company’s catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils, and the Company’s XOL reinsurance structure provides protection up to $3.06 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, the Company also closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of June 30, 2024, the Company was in compliance with all debt covenants.

As of June 30, 2024 and  December 31, 2023, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively. Interest expense on the Credit Agreement was $0.2 million and $0.8 million for the three and six months ended  June 30, 2023, respectively.

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

As of June 30, 2024, the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB line of credit was $0.1 million and $0.8 million for the three and six months ended June 30, 2024, respectively. As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB at the overnight rate of 5.62%. Interest expense on the FHLB line of credit was $0.8 million and $1.3 million for the three and six months ended June 30, 2023, respectively.

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

The results of operations for the six months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2024.

References to the "Company," "Palomar," "we," "us," and "our" are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative solutions in five product categories: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets.

We provide admitted insurance products through our Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), and E&S insurance products through our Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”). Each of our insurance company subsidiaries carries an “A“ rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

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

Recent Developments

In June 2024, the Company executed a definitive purchase agreement to acquire First Indemnity of America Insurance Company (“FIA”), a New Jersey domiciled insurance carrier that specializes in the underwriting of surety bonds for small to medium sized contractors primarily in the Northeast United States. FIA is licensed in 16 states and is rated "A-" by A.M. Best. The transaction has been approved by the respective board of directors of both companies and is expected to close in late 2024 or early 2025 subject to the satisfaction of customary closing conditions and regulatory approval by the New Jersey Department of Banking and Insurance.

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

Our ceded written premiums can be impacted significantly in certain periods due to changes in quota share agreements. In periods where we modify a quota share agreement, ceded written premiums may increase or decrease significantly compared to prior periods and these fluctuations may not be indicative of future trends. Our XOL costs as a percentage of gross earned premiums also may vary each period due to changes in cost of XOL between contract periods, changes of premium in-force during the XOL contract period, or due to acceleration of XOL charges or the need to purchase additional XOL reinsurance due to losses. In addition, the volume of premiums ceded in fronting agreements each period may vary due to the timing of entering new fronting partnerships and terminations of fronting partnerships.

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

Results of Operations

Three months ended June 30, 2024 compared to three months ended June 30, 2023

The following table summarizes our results for the three months ended June 30, 2024 and 2023:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$385,184	$274,296	$110,888	40.4%
Ceded written premiums	(209,181)	(169,109)	(40,072)	23.7%
Net written premiums	176,003	105,187	70,816	67.3%
Net earned premiums	122,285	83,107	39,178	47.1%
Commission and other income	792	621	171	27.5%
Total underwriting revenue (1)	123,077	83,728	39,349	47.0%
Losses and loss adjustment expenses	30,431	17,905	12,526	70.0%
Acquisition expenses, net of ceding commissions and fronting fees	35,806	26,057	9,749	37.4%
Other underwriting expenses	31,233	22,350	8,883	39.7%
Underwriting income (1)	25,607	17,416	8,191	47.0%
Interest expense	(225)	(1,064)	839	(78.9)%
Net investment income	7,960	5,541	2,419	43.7%
Net realized and unrealized gains on investments	32	1,127	(1,095)	(97.2)%
Income before income taxes	33,374	23,020	10,354	45.0%
Income tax expense	7,645	5,458	2,187	40.1%
Net income	$25,729	$17,562	$8,167	46.5%
Adjustments:
Net realized and unrealized gains on investments	(32)	(1,127)	1,095	(97.2)%
Expenses associated with transactions	472	—	472	—%
Stock-based compensation expense	3,968	3,697	271	7.3%
Amortization of intangibles	389	389	—	—%
Expenses associated with catastrophe bond	2,483	1,590	893	56.2%
Tax impact	(1,029)	(317)	(712)	224.6%
Adjusted net income (1)	$31,980	$21,794	$10,186	46.7%
Key Financial and Operating Metrics
Annualized return on equity	19.9%	17.2%
Annualized adjusted return on equity (1)	24.7%	21.3%
Loss ratio	24.9%	21.5%
Expense ratio	54.2%	57.5%
Combined ratio	79.1%	79.0%
Adjusted combined ratio (1)	73.1%	72.2%
Diluted earnings per share	$1.00	$0.69
Diluted adjusted earnings per share (1)	$1.25	$0.86
Catastrophe losses	$3,441	$2,159
Catastrophe loss ratio (1)	2.8%	2.6%
Adjusted combined ratio excluding catastrophe losses (1)	70.3%	69.6%
Adjusted underwriting income (1)	$32,919	$23,092	$9,827	42.6%
NM - not meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $110.9 million, or 40.4% to $385.2 million for the three months ended June 30, 2024 compared to $274.3 million for the three months ended June 30, 2023. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Earthquake	$135,029	35.1%	$107,929	39.3%	$27,100	25.1%
Fronting	95,896	24.9%	79,724	29.1%	16,172	20.3%
Inland Marine and Other Property	93,453	24.3%	69,779	25.4%	23,674	33.9%
Casualty	58,605	15.2%	16,376	6.0%	42,229	257.9%
Crop	2,201	0.6%	488	0.2%	1,713	NM
Total Gross Written Premiums	$385,184	100.0%	$274,296	100.0%	$110,888	40.4%
NM - not meaningful

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$193,709	50.3%	$159,846	58.3%	$33,863	21.2%
PESIC	177,109	46.0%	114,450	41.7%	62,659	54.7%
Laulima	14,366	3.7%	—	—%	14,366	—%
Total Gross Written Premiums	$385,184	100.0%	$274,296	100.0%	$110,888	40.4%

Ceded Written Premiums

Ceded written premiums increased $40.1 million, or 23.7%, to $209.2 million for the three months ended June 30, 2024 from $169.1 million for the three months ended June 30, 2023. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased XOL reinsurance expense due to growth in exposure and higher rates on XOL reinsurance.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 54.3% for the three months ended June 30, 2024 from 61.7% for the three months ended June 30, 2023. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $70.8 million, or 67.3%, to $176.0 million for the three months ended June 30, 2024 from $105.2 million for the three months ended June 30, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Earthquake lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $39.2 million, or 47.1%, to $122.3 million for the three months ended June 30, 2024 from $83.1 million for the three months ended June 30, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$326,964	$242,189	$84,775	35.0%
Ceded earned premiums	(204,679)	(159,082)	(45,597)	28.7%
Net earned premiums	$122,285	$83,107	$39,178	47.1%

Net earned premium ratio	37.4%	34.3%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.2 million to $0.8 million for the three months ended June 30, 2024 from $0.6 million for the three months ended June 30, 2023. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $12.5 million, or 70.0% to $30.4 million for the three months ended June 30, 2024 from $17.9 million for the three months ended June 30, 2023. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$3,441	$2,159	$1,282	59.4%
Non-catastrophe losses	26,990	15,746	11,244	71.4%
Total losses and loss adjustment expenses	$30,431	$17,905	$12,526	70.0%

Our catastrophe loss ratio was 2.8% and 2.6% for the three months ended June 30, 2024 and June 30, 2023, respectively. Catastrophe losses were primarily related to severe convective storms for both periods.

Our non-catastrophe loss ratio was 22.1% for the three months ended June 30, 2024 compared to 18.9% during the three months ended June 30, 2023. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property due to premium growth in these lines of business.

Acquisition Expenses

Acquisition expenses increased $9.7 million, or 37.4%, to $35.8 million for the three months ended June 30, 2024 from $26.1 million for the three months ended June 30, 2023. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. This was partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 11.0% for the three months ended June 30, 2024 compared to 10.8% for the three months ended June 30, 2023. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions and premium-related taxes as a percentage of gross earned premiums and lower ceded commissions and fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $8.9 million, or 39.7%, to $31.2 million for the three months ended June 30, 2024 from $22.4 million for the three months ended June 30, 2023. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 9.6% for the three months ended June 30, 2024 compared to 9.2% for the three months ended June 30, 2023. Excluding the impact of expenses relating to transactions, stock-based compensation, catastrophe bonds, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 7.3% for the three months ended June 30, 2024 compared to 6.9% for the three months ended June 30, 2023. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $2.4 million, or 43.7%, to $8.0 million for the three months ended June 30, 2024 from $5.5 million for the three months ended June 30, 2023. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2024 and higher yields on invested assets.

The Company incurred insignificant net realized and unrealized gains on investments for the three months ended June 30, 2024 compared to $1.1 million of net realized and unrealized gains for the three months ended June 30, 2023 In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$7,626	$5,456	$2,170	39.8%
Dividend income	257	210	47	22.4%
Investment management fees and expenses	77	(125)	202	(161.6)%
Net investment income	7,960	5,541	2,419	43.7%
Net realized and unrealized gains on investments	32	1,127	(1,095)	(97.2)%
Total	$7,992	$6,668	$1,324	19.9%

Income Tax Expense

Income tax expense increased $2.2 million to $7.6 million for the three months ended June 30, 2024 from $5.5 million for the three months ended June 30, 2023 due to higher pre-tax income for the period ended June 30, 2024. During the three months ended June 30, 2024, our income tax rate of 22.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended June 30, 2023, our income tax rate of 23.7% was higher than the statutory rate of 21% also due primarily to non-deductible executive compensation expense.

Results of Operations

Six months ended June 30, 2024 compared to six months ended June 30, 2023

The following table summarizes our results for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$753,262	$524,407	$228,855	43.6%
Ceded written premiums	(437,352)	(339,453)	(97,899)	28.8%
Net written premiums	315,910	184,954	130,956	70.8%
Net earned premiums	230,151	166,347	63,804	38.4%
Commission and other income	1,320	1,316	4	0.3%
Total underwriting revenue (1)	231,471	167,663	63,808	38.1%
Losses and loss adjustment expenses	57,268	38,557	18,711	48.5%
Acquisition expenses, net of ceding commissions and fronting fees	67,604	51,736	15,868	30.7%
Other underwriting expenses	56,036	41,572	14,464	34.8%
Underwriting income (1)	50,563	35,798	14,765	41.2%
Interest expense	(965)	(2,084)	1,119	(53.7)%
Net investment income	15,098	10,661	4,437	41.6%
Net realized and unrealized gains on investments	3,034	1,273	1,761	138.3%
Income before income taxes	67,730	45,648	22,082	48.4%
Income tax expense	15,619	10,774	4,845	45.0%
Net income	$52,111	$34,874	$17,237	49.4%
Adjustments:
Net realized and unrealized gains on investments	(3,034)	(1,273)	(1,761)	138.3%
Expenses associated with transactions	472	—	472	—%
Stock-based compensation expense	7,789	7,147	642	9.0%
Amortization of intangibles	779	703	76	10.8%
Expenses associated with catastrophe bond	2,483	1,640	843	51.4%
Tax impact	(825)	(857)	32	(3.7)%
Adjusted net income (1)	$59,775	$42,234	$17,541	41.5%
Key Financial and Operating Metrics
Annualized return on equity	20.8%	17.5%
Annualized adjusted return on equity (1)	23.8%	21.2%
Loss ratio	24.9%	23.2%
Expense ratio	53.1%	55.3%
Combined ratio	78.0%	78.5%
Adjusted combined ratio (1)	73.0%	72.8%
Diluted earnings per share	$2.04	$1.37
Diluted adjusted earnings per share (1)	$2.34	$1.66
Catastrophe losses	$6,800	$3,965
Catastrophe loss ratio (1)	3.0%	2.4%
Adjusted combined ratio excluding catastrophe losses (1)	70.1%	70.4%
Adjusted underwriting income (1)	$62,086	$45,288	$16,798	37.1%

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $228.9 million, or 43.6% to $753.3 million for the six months ended June 30, 2024 compared to $524.4 million for the six months ended June 30, 2023. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Earthquake	$240,759	32.0%	$201,424	38.4%	$39,335	19.5%
Fronting	190,727	25.3%	171,479	32.7%	19,248	11.2%
Inland Marine and Other Property	170,329	22.6%	122,484	23.4%	47,845	39.1%
Casualty	110,539	14.7%	28,532	5.4%	82,007	287.4%
Crop	40,908	5.4%	488	0.1%	40,420	NM
Total Gross Written Premiums	$753,262	100.0%	$524,407	100.0%	$228,855	43.6%
NM - not meaningful

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$416,366	55.3%	$310,550	59.2%	$105,816	34.1%
PESIC	313,603	41.6%	213,857	40.8%	99,746	46.6%
Laulima	23,293	3.1%	—	—%	23,293	—%
Total Gross Written Premiums	$753,262	100.0%	$524,407	100.0%	$228,855	43.6%

Ceded Written Premiums

Ceded written premiums increased $97.9 million, or 28.8%, to $437.4 million for the six months ended June 30, 2024 from $339.5 million for the six months ended June 30, 2023. The increase was primarily due to increased premium ceded under quota share and fronting agreements due to growth in fronting premiums written and growth in the volume of written premiums subject to quota shares. In addition, we incurred increased XOL reinsurance expense due to growth in exposure, in addition to higher rates on XOL reinsurance.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 58.1% for the six months ended June 30, 2024 from 64.7% for the six months ended June 30, 2023. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $131.0 million, or 70.8%, to $315.9 million for the six months ended June 30, 2024 from $185.0 million for the six months ended June 30, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Inland Marine and Other Property lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $63.8 million, or 38.4%, to $230.2 million for the six months ended June 30, 2024 from $166.3 million for the six months ended June 30, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$629,835	$467,432	$162,403	34.7%
Ceded earned premiums	(399,684)	(301,085)	(98,599)	32.7%
Net earned premiums	$230,151	$166,347	$63,804	38.4%

Net earned premium ratio	36.5%	35.6%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cessions compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income was $1.3 million both for the six months ended June 30, 2024 and the six months ended June 30, 2023. While increased premiums drove higher commissions and policy related fees, this was offset by changes in mix of business to lines with lower commissions and policy related fees.

.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $18.7 million to $57.3 million for the six months ended June 30, 2024 from $38.6 million for the six months ended June 30, 2023. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$6,800	$3,965	$2,835	71.5%
Non-catastrophe losses	50,468	34,592	15,876	45.9%
Total losses and loss adjustment expenses	$57,268	$38,557	$18,711	48.5%

Our catastrophe loss ratio was 3.0% and 2.4% for the six months ended June 30, 2024 and June 30, 2023, respectively. Catastrophe losses were related to floods occurring during the first quarter and severe convective storms occurring during the second quarter for both years.

Our non-catastrophe loss ratio was 21.9% for the six months ended June 30, 2024 compared to 20.8% during the six months ended June 30, 2023. Non-catastrophe losses increased due mainly to higher attritional losses on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property due to premium growth in these lines of business.

Acquisition Expenses

Acquisition expenses increased $15.9 million, or 30.7%, to $67.6 million for the six months ended June 30, 2024 from $51.7 million for the six months ended June 30, 2023. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. This was partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 10.7% for the six months ended June 30, 2024 compared to 11.1% for the six months ended June 30, 2023. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $14.5 million, or 34.8%, to $56.0 million for the six months ended June 30, 2024 from $41.6 million for the six months ended June 30, 2023. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.9% for the six months ended June 30, 2024 compared to 8.9% for the six months ended June 30, 2023. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 7.1% for the six months ended June 30, 2024 compared to 6.9% for the six months ended June 30, 2023. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $4.4 million, or 41.6%, to $15.1 million for the six months ended June 30, 2024 from $10.7 million for the six months ended June 30, 2023. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2024 and higher yields on invested assets.

The Company incurred $3.0 million of net realized and unrealized gains on investments for the six months ended June 30, 2024 compared to $1.3 million of net realized and unrealized gains for the six months ended June 30, 2023 due primarily to higher gains on our equity securities during the period ended June 30, 2024 compared to the period ended June 30, 2023. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$14,952	$10,516	$4,436	42.2%
Dividend income	455	391	64	16.4%
Investment management fees and expenses	(309)	(246)	(63)	25.6%
Net investment income	15,098	10,661	4,437	41.6%
Net realized and unrealized gains on investments	3,034	1,273	1,761	138.3%
Total	$18,132	$11,934	$6,198	51.9%

Income Tax Expense

Income tax expense increased $4.8 million or 45.0% to $15.6 million for the six months ended June 30, 2024 from $10.8 million for the six months ended June 30, 2023 due to higher pre-tax income and a higher effective tax rate during the six months ended June 30, 2024. During the six months ended June 30, 2024, our income tax rate of 23.1% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the six months ended June 30, 2023 our income tax rate of 23.6% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Total revenue	$131,069	$90,396	$249,603	$179,597
Net investment income	(7,960)	(5,541)	(15,098)	(10,661)
Net realized and unrealized gains on investments	(32)	(1,127)	(3,034)	(1,273)
Underwriting revenue	$123,077	$83,728	$231,471	$167,663

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Income before income taxes	$33,374	$23,020	$67,730	$45,648
Net investment income	(7,960)	(5,541)	(15,098)	(10,661)
Net realized and unrealized gains on investments	(32)	(1,127)	(3,034)	(1,273)
Interest expense	225	1,064	965	2,084
Underwriting income	$25,607	$17,416	$50,563	$35,798
Expenses associated with transactions	472	—	472	—
Stock-based compensation expense	3,968	3,697	7,789	7,147
Amortization of intangibles	389	389	779	703
Expenses associated with catastrophe bond	2,483	1,590	2,483	1,640
Adjusted underwriting income	$32,919	$23,092	$62,086	$45,288

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	$25,729	$17,562	$52,111	$34,874
Adjustments:
Net realized and unrealized gains on investments	(32)	(1,127)	(3,034)	(1,273)
Expenses associated with transactions	472	—	472	—
Stock-based compensation expense	3,968	3,697	7,789	7,147
Amortization of intangibles	389	389	779	703
Expenses associated with catastrophe bond	2,483	1,590	2,483	1,640
Tax impact	(1,029)	(317)	(825)	(857)
Adjusted net income	$31,980	$21,794	$59,775	$42,234

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Annualized adjusted net income	$127,920	$87,176	$119,550	$84,468
Average stockholders' equity	$517,131	$409,178	$501,928	$399,230
Annualized adjusted return on equity	24.7%	21.3%	23.8%	21.2%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$96,678	$65,691	$179,588	$130,549
Denominator: Net earned premiums	$122,285	$83,107	$230,151	$166,347
Combined ratio	79.1%	79.0%	78.0%	78.5%
Adjustments to numerator:
Expenses associated with transactions	$(472)	$—	$(472)	$—
Stock-based compensation expense	(3,968)	(3,697)	(7,789)	(7,147)
Amortization of intangibles	(389)	(389)	(779)	(703)
Expenses associated with catastrophe bond	(2,483)	(1,590)	(2,483)	(1,640)
Adjusted combined ratio	73.1%	72.2%	73.0%	72.8%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$31,980	$21,794	$59,775	$42,234
Weighted-average common shares outstanding, diluted	25,617,916	25,309,526	25,554,445	25,384,409
Diluted adjusted earnings per share	$1.25	$0.86	$2.34	$1.66

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$30,431	$17,905	$57,268	$38,557
Denominator: Net earned premiums	$122,285	$83,107	$230,151	$166,347
Loss ratio	24.9%	21.5%	24.9%	23.2%

Numerator: Catastrophe losses	$3,441	$2,159	$6,800	$3,965
Denominator: Net earned premiums	$122,285	$83,107	$230,151	$166,347
Catastrophe loss ratio	2.8%	2.6%	3.0%	2.4%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$96,678	$65,691	$179,588	$130,549
Denominator: Net earned premiums	$122,285	$83,107	$230,151	$166,347
Combined ratio	79.1%	79.0%	78.0%	78.5%
Adjustments to numerator:
Expenses associated with transactions	$(472)	$—	$(472)	$—
Stock-based compensation expense	(3,968)	(3,697)	(7,789)	(7,147)
Amortization of intangibles	(389)	(389)	(779)	(703)
Expenses associated with catastrophe bond	(2,483)	(1,590)	(2,483)	(1,640)
Catastrophe losses	(3,441)	(2,159)	(6,800)	(3,965)
Adjusted combined ratio excluding catastrophe losses	70.3%	69.6%	70.1%	70.4%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2024	2023
	(in thousands)
Stockholders' equity	$532,606	$471,252
Goodwill and intangible assets	(11,537)	(12,315)
Tangible stockholders' equity	$521,069	$458,937

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

The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
	2024	2023
	($ in thousands)
Cash provided by (used in):
Operating activities	$88,252	$23,203
Investing activities	(45,003)	(52,907)
Financing activities	(47,082)	20,144
Change in cash, cash equivalents, and restricted cash	$(3,833)	$(9,560)

Our cash flow from operating activities was positive during the six months ended June 30, 2024 and 2023 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the six months ended June 30, 2024 and 2023 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash used in financing activities for six months ended June 30, 2024 was related to $52.6 million in payments on our lines of credit, offset by the receipt of $4.0 million in proceeds from stock option exercises, the receipt of $0.4 million in proceeds from our employee stock purchase plan and the receipt of $1.1 million in proceeds from policy holder contributions of surplus. Cash provided by financing activities for six months ended June 30, 2023 was related to $35.0 million in borrowings from our FHLB line of credit, the receipt of $0.3 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan, offset by the repurchase of $15.6 million of our common stock.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $777.9 million in cash and investment securities available at June 30, 2024. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We have previously implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our previous share repurchase program, shares were repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.

The program ended on March 31, 2024 and no shares have been repurchased in 2024. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

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

As of June 30, 2024, we had no borrowings outstanding through the Credit Agreement.

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

As of June 30, 2024, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At June 30, 2024 total stockholders’ equity was $532.6 million and tangible stockholders’ equity was $521.1 million, compared to total stockholders’ equity of $471.3 million and tangible stockholders’ equity of $458.9 million as of December 31, 2023. Stockholder’s equity increased primarily due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2024, the majority of our investment portfolio, or $687.1 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $37.8 million of equity securities, $2.4 million of equity method investments and $2.6 million of investments in limited partnerships. In addition, we maintained a non‑restricted cash and cash equivalent balance of $47.8 million at June 30, 2024. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.73 and 3.48 years and an average rating of “A1/A+” and “Aa3/A+” at June 30, 2024 and December 31, 2023, respectively. Our fixed income investment portfolio had a book yield of 4.30% as of June 30, 2024, compared to 4.07% as of December 31, 2023.

At June 30, 2024 and December 31, 2023 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$34,818	$33,617	4.9%
U.S. States, Territories, and Political Subdivisions	10,624	9,768	1.4%
Special revenue excluding mortgage/asset-backed securities	30,941	27,480	4.0%
Corporate and other	357,193	337,956	49.2%
Mortgage/asset-backed securities	290,364	278,317	40.5%
Total available-for-sale investments	$723,940	$687,138	100.0%

	Amortized	Fair	% of Total
December 31, 2023	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$40,836	$39,420	6.1%
U.S. States, Territories, and Political Subdivisions	10,641	9,902	1.5%
Special revenue excluding mortgage/asset-backed securities	32,513	29,511	4.6%
Corporate and other	316,590	300,239	46.6%
Mortgage/asset-backed securities	274,550	264,727	41.1%
Total available-for-sale investments	$675,130	$643,799	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2024 and December 31, 2023:

	Estimated	% of
June 30, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$95,195	13.9%
AA	225,943	32.9%
A	203,743	29.7%
BBB	152,525	22.2%
BB	6,078	0.9%
B	1,254	0.2%
CCC & Below	2,400	0.2%
	$687,138	100.0%

	Estimated	% of
December 31, 2023	Fair Value	Total
	($ in thousands)
Rating
AAA	$98,823	15.4%
AA	211,354	32.8%
A	205,162	31.9%
BBB	119,016	18.5%
BB	5,869	0.9%
B	735	0.1%
CCC & Below	2,840	0.4%
	$643,799	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2024 were as follows:

	Amortized	Fair	% of Total
June 30, 2024	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$67,474	$65,042	9.5%
Due after one year through five years	174,285	166,790	24.3%
Due after five years through ten years	142,476	132,119	19.2%
Due after ten years	49,341	44,870	6.5%
Mortgage and asset-backed securities	290,364	278,317	40.5%
	$723,940	$687,138	100.0%

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

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, the Company also closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

Our catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils. Our reinsurance coverage exhausts at $3.06 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250-year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250-year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 76.5% rated “A−” or better. At June 30, 2024, 1.3% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our reinsurance coverage currently exhausts at $3.06 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250-year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2024, we had $381.1 million of aggregate reinsurance recoverables.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provided Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, the Company also closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

In addition, as we grow our written premiums and enter new lines of business, we will seek new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to reduce the risk associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business could negatively impact our ability to grow our written premiums and maintain our desired level of profitability.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2024, A.M. Best has assigned a financial strength rating of “A−” (Excellent) (Outlook Positive) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”).  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California, which generated 53% of our gross written premiums for the year ended December 31, 2023 and 45% for the six months ended June 30, 2024. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

For the six months ended June 30, 2024, our largest program administrator distributed $193.9 million or 25.7% of our gross written premiums and our second largest program administrator distributed $91.4 million, or 12.1% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the six months ended June 30, 2024.

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

In addition, if we do not manage our TPAs effectively, or if our TPAs are unable to effectively manage our volume of claims, our ability to manage our claims workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims work which, in turn, could adversely affect our results of operations.

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

We face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, and markets.

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses.

If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. Many of the businesses and assets that we have acquired or may acquire have unaudited historical financial statements or records that have been, or will be, prepared by the management of such companies and have not been, or will not be, independently reviewed or audited. We cannot be certain that the financial statements or records of companies or assets we have acquired or may acquire would not, or will not, be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

In addition, many of the businesses that we acquire and develop will likely have smaller scales of operations prior to the implementation of our growth strategy. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected.

From time to time, either through acquisitions or internal development, we enter new distribution channels or lines of business or offer new products and services within existing lines of business. These new distribution channels, lines of business, or new products and services present additional risks, particularly in instances where the markets are not fully developed. Such risks include the investment of significant time and resources to recruit, hire, and retain personnel and develop the products, the risks involved with the management of the integration process and development of new processes and systems to accommodate complex programs, and the risk of financial guarantees and additional liabilities associated with these efforts.

Failure to manage these risks arising from acquisitions or development of new businesses could materially and adversely affect our business, results of operations, and financial condition.

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

In addition, the Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk-Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $37.8 million as of June 30, 2024.

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

We may, in certain circumstances, invest in private companies or limited partnerships which we believe provide strategic opportunities. We do not intend to devote a significant portion of our investment portfolio to these types of investments. These types of investments are typically illiquid, and we have limited ability to take actions that protect or increase the value of this type of investment. Net losses from these investments or impairment of these investments may negatively impact our operating results.

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

Our U.S. insurance subsidiaries are subject to risk‑based capital requirements, based upon the “risk-based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under Arizona, Oregon and California law. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk-based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 42 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.2 million in 2023 and paid $5.0 million of assessments for the six months ended June 30, 2024. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share repurchases

In January 2022, the Company's Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock. The program ended on March 31, 2024 and no shares have been repurchased in 2024.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On  June 10, 2024, Chris Uchida, our Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 1,156 shares of Company stock options and sale of up to 13,445 shares of the Company’s common stock. Pursuant to this plan, Mr. Uchida  may sell shares beginning  September 8, 2024 and ending February 28, 2025.

On  June 7, 2024, Jon Christianson, our President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 18,000 shares of Company stock options. Pursuant to this plan, Mr. Christianson may sell shares beginning  September 8, 2024 and ending February 28, 2025.

None of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2024,.

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

Palomar Holdings, Inc.

Date: August 6, 2024	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2024	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)