Form 10-Q
period 2024-09-30
Palomar Holdings, Inc.
filed 2024-11-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

Number of shares of the registrant’s common shares outstanding at October 31, 2024: 26,465,867

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at September 30, 2024 (Unaudited) and December 31, 2023	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2024 and 2023	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2024 and 2023	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	71
Item 3.	Defaults Upon Senior Securities	71
Item 4.	Mine Safety Disclosures	71
Item 5.	Other Information	71
Item 6.	Exhibits	72
	Signatures	73

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2024	2023
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $896,775 in 2024; $675,130 in 2023)	$882,980	$643,799
Equity securities, at fair value (cost: $32,987 in 2024; $43,003 in 2023)	40,196	43,160
Equity method investment	2,499	2,617
Other investments	5,207	—
Total investments	930,882	689,576
Cash and cash equivalents	86,479	51,546
Restricted cash	105	306
Accrued investment income	7,495	5,282
Premiums receivable	326,674	261,972
Deferred policy acquisition costs, net of ceding commissions and fronting fees	86,408	60,990
Reinsurance recoverable on paid losses and loss adjustment expenses	58,889	32,172
Reinsurance recoverable on unpaid losses and loss adjustment expenses	360,164	244,622
Ceded unearned premiums	298,509	265,808
Prepaid expenses and other assets	104,831	72,941
Deferred tax assets, net	4,019	10,119
Property and equipment, net	409	373
Goodwill and intangible assets, net	11,147	12,315
Total assets	$2,276,011	$1,708,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$75,424	$42,376
Reserve for losses and loss adjustment expenses	497,438	342,275
Unearned premiums	739,623	597,103
Ceded premium payable	235,157	181,742
Funds held under reinsurance treaty	25,056	13,419
Income taxes payable	—	7,255
Borrowings from credit agreements	—	52,600
Total liabilities	1,572,698	1,236,770
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,452,242 and 24,772,987 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	486,198	350,597
Accumulated other comprehensive loss	(10,139)	(23,991)
Retained earnings	227,251	144,643
Total stockholders' equity	703,313	471,252
Total liabilities and stockholders' equity	$2,276,011	$1,708,022

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues:
Gross written premiums	$414,977	$313,998	$1,168,239	$838,406
Ceded written premiums	(255,267)	(203,336)	(692,620)	(542,789)
Net written premiums	159,710	110,662	475,619	295,617
Change in unearned premiums	(24,064)	(24,845)	(109,823)	(43,453)
Net earned premiums	135,646	85,817	365,796	252,164
Net investment income	9,408	6,029	24,506	16,690
Net realized and unrealized gains (losses) on investments	2,734	(1,376)	5,768	(103)
Commission and other income	715	465	2,035	1,781
Total revenues	148,503	90,935	398,105	270,532
Expenses:
Losses and loss adjustment expenses	40,315	16,139	97,583	54,696
Acquisition expenses, net of ceding commissions and fronting fees	41,469	27,004	109,072	78,740
Other underwriting expenses	28,129	22,390	84,165	63,962
Interest expense	87	867	1,052	2,952
Total expenses	110,000	66,400	291,872	200,350
Income before income taxes	38,503	24,535	106,233	70,182
Income tax expense	8,006	6,103	23,625	16,877
Net income	$30,497	$18,432	$82,608	$53,305
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	17,916	(8,494)	13,852	(6,706)
Net comprehensive income	$48,413	$9,938	$96,460	$46,599
Per Share Data:
Basic earnings per share	$1.18	$0.75	$3.28	$2.15
Diluted earnings per share	$1.15	$0.73	$3.19	$2.10

Weighted-average common shares outstanding:
Basic	25,766,697	24,740,455	25,194,114	24,847,164
Diluted	26,479,566	25,244,828	25,877,257	25,340,602

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252
Other comprehensive loss, net of tax	—	—	—	(2,514)	—	(2,514)
Stock-based compensation	—	—	3,820	—	—	3,820
Issuance of common stock via employee stock purchase plan	9,806	—	434	—	—	434
Issuance of common stock via equity incentive plan	138,267	—	1,857	—	—	1,857
Policyholder contribution to surplus	—	—	427	—	—	427
Net income	—	—	—	—	26,382	26,382
Balance at March 31, 2024	24,921,060	$3	$357,135	$(26,505)	$171,025	$501,658
Other comprehensive loss, net of tax	—	—	—	(1,550)	—	(1,550)
Stock-based compensation	—	—	3,968	—	—	3,968
Issuance of common stock via employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock via equity incentive plan	63,578	—	2,112	—	—	2,112
Policyholder contribution to surplus	—	—	689	—	—	689
Net income	—	—	—	—	25,729	25,729
Balance at June 30, 2024	24,984,638	$3	$363,904	$(28,055)	$196,754	$532,606
Other comprehensive income, net of tax	—	—	—	17,916	—	17,916
Stock-based compensation	—	—	4,117	—	—	4,117
Issuance of common stock in stock offering, net of offering costs	1,380,000	—	115,724	—	—	115,724
Issuance of common stock via employee stock purchase plan	7,294	—	468	—	—	468
Issuance of common stock via equity incentive plan	80,310	—	1,064	—	—	1,064
Policyholder contribution to surplus	—	—	921	—	—	921
Net income	—	—	—	—	30,497	30,497
Balance at September 30, 2024	26,452,242	$3	$486,198	$(10,139)	$227,251	$703,313

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax	—	—	—	5,474	—	5,474
Stock-based compensation	—	—	3,450	—	—	3,450
Issuance of common stock via employee stock purchase plan	7,724	—	394	—	—	394
Issuance of common stock via equity incentive plan	41,685	—	90	—	—	90
Repurchases of common stock	(134,680)	—	—	—	(6,826)	(6,826)
Net income	—	—	—	—	17,313	17,313
Balance at March 31, 2023	24,942,196	$3	$337,492	$(31,041)	$98,195	$404,649
Other comprehensive income, net of tax	—	—	—	(3,685)	—	(3,685)
Stock-based compensation	—	—	3,697	—	—	3,697
Issuance of common stock via employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock via equity incentive plan	18,555	—	224	—	—	224
Repurchases of common stock	(166,482)	—	—	—	(8,739)	(8,739)
Net income	—	—	—	—	17,562	17,562
Balance at June 30, 2023	24,794,269	$3	$341,413	$(34,726)	$107,018	$413,708
Other comprehensive loss, net of tax	—	—	—	(8,495)	—	(8,495)
Stock-based compensation	—	—	3,589	—	—	3,589
Issuance of common stock via employee stock purchase plan	9,356	—	406	—	—	406
Issuance of common stock via equity incentive plan	44,999	—	265	—	—	265
Repurchases of common stock	(117,739)	—	—	—	(6,571)	(6,571)
Net income	—	—	—	—	18,432	18,432
Balance at September 30, 2023	24,730,885	$3	$345,673	$(43,221)	$118,879	$421,334

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net cash provided by operating activities	$188,520	$93,836
Investing activities
Purchases of property and equipment	(194)	(15)
Capitalized software costs	(4,115)	(5,324)
Purchases of fixed maturity securities	(448,968)	(190,560)
Purchases of equity securities	(202)	(945)
Purchase of equity method investment	—	(3,000)
Sales and maturities of fixed maturity securities	227,748	104,505
Sales of equity securities	9,014	295
Change in securities receivable or payable, net	(2,960)	(3,576)
Investments in limited partnerships	(5,207)	—
Acquisitions, net of cash acquired	—	(5,536)
Net cash used in investing activities	(224,884)	(104,156)
Financing activities
Net (payments on) proceeds from line of credit	(52,600)	16,200
Proceeds from stock offering, net of offering costs	115,724	—
Proceeds from common stock issued via employee stock purchase plan	902	799
Proceeds from common stock issued via stock option exercises	5,033	579
Policy holder contribution to surplus	2,037	—
Repurchases of common stock	—	(22,134)
Net cash provided by (used in) financing activities	71,096	(4,556)
Net increase (decrease) in cash, cash equivalents and restricted cash	34,732	(14,876)
Cash, cash equivalents and restricted cash at beginning of period	51,852	68,164
Cash, cash equivalents and restricted cash at end of period	$86,584	$53,288
Supplementary cash flow information:
Cash paid for income taxes	$29,299	$21,093
Cash paid for interest	$968	$2,428

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2024	2023
	(unaudited)
Cash and cash equivalents	$86,479	$51,546
Restricted cash	105	306
Cash and cash equivalents and restricted cash	$86,584	$51,852

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the nine months ended September 30, 2024.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
September 30, 2024	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$32,839	$16	$(660)	$—	$32,195
U.S. States, Territories, and Political Subdivisions	10,615	105	(678)	—	10,042
Special revenue excluding mortgage/asset-backed securities	30,755	189	(2,884)	—	28,060
Corporate and other	467,290	6,776	(11,080)	(904)	462,082
Mortgage/asset-backed securities	355,276	3,604	(8,279)	—	350,601
Total available-for-sale investments	$896,775	$10,690	$(23,581)	$(904)	$882,980

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2023	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$40,836	$—	$(1,416)	$—	$39,420
U.S. States, Territories, and Political Subdivisions	10,641	100	(839)	—	9,902
Special revenue excluding mortgage/asset-backed securities	32,513	147	(3,149)	—	29,511
Corporate and other	316,590	1,750	(17,197)	(904)	300,239
Mortgage/asset-backed securities	274,550	1,879	(11,702)	—	264,727
Total available-for-sale investments	$675,130	$3,876	$(34,303)	$(904)	$643,799

Security holdings in an unrealized loss position

As of September 30, 2024, the Company held 399 fixed maturity securities in an unrealized loss position with a total estimated fair value of $387.5 million and total gross unrealized losses of $23.6 million. As of December 31, 2023, the Company held 483 fixed maturity securities in an unrealized loss position with a total estimated fair value of $451.0 million and total gross unrealized losses of $34.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2024 and December 31, 2023, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$16,037	$(27)	$15,122	$(633)	$31,159	$(660)
U.S. States, Territories, and Political Subdivisions	508	(8)	6,353	(670)	6,861	(678)
Special revenue excluding mortgage/asset-backed securities	2,006	(282)	23,232	(2,602)	25,238	(2,884)
Corporate and other	19,821	(243)	182,025	(10,837)	201,846	(11,080)
Mortgage/asset-backed securities	24,195	(917)	98,170	(7,362)	122,365	(8,279)
Total available-for-sale investments	$62,567	$(1,477)	$324,902	$(22,104)	$387,469	$(23,581)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$738	$(1)	$38,063	$(1,415)	$38,801	$(1,416)
U.S. States, Territories, and Political Subdivisions	—	—	6,196	(839)	6,196	(839)
Special revenue excluding mortgage/asset-backed securities	—	—	26,736	(3,149)	26,736	(3,149)
Corporate and other	28,872	(480)	204,034	(16,717)	232,906	(17,197)
Mortgage/asset-backed securities	29,334	(245)	117,016	(11,457)	146,350	(11,702)
Total available-for-sale investments	$58,944	$(726)	$392,045	$(33,577)	$450,989	$(34,303)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Footnote 1 of the Notes to the Consolidated Financial Statements in the 2023 Annual Report on Form 10-K.

The Company has recorded an immaterial allowance for credit losses for two investment securities. Based on the Company’s review as of September 30, 2024, for the remainder of securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2024, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$80,152	$78,731
Due after one year through five years	183,202	180,227
Due after five years through ten years	176,607	172,654
Due after ten years	101,538	100,767
Mortgage and asset-backed securities	355,276	350,601
	$896,775	$882,980

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Interest income	$9,365	$5,952	$24,317	$16,468
Dividend income	220	211	675	602
Investment expense	(177)	(134)	(486)	(380)
Net investment income	$9,408	$6,029	$24,506	$16,690

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$42	$—	$59	$65
Total realized gains	42	—	59	65
Realized losses:
Losses on sales of fixed maturity securities	(328)	—	(330)	(32)
Losses on sales of equity securities	—	—	(1,204)	—
Total realized losses	(328)	—	(1,534)	(32)
Net realized investment (losses) gains	(286)	—	(1,475)	33
Change in allowance for credit losses	327	—	—	(667)
Net unrealized gains (losses) on equity securities	2,434	(1,299)	7,052	608
Net unrealized gains (losses) on equity method investment	148	(77)	(118)	(77)
Net unrealized gains on other investments	111	—	309	—
Net realized and unrealized gains (losses) on investments	$2,734	$(1,376)	$5,768	$(103)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $3.2 million and insignificant for the three months ended September 30, 2024 and 2023, respectively.

Proceeds from the sale of fixed maturity securities were $5.4 and $9.8 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of September 30, 2024 and December 31, 2023, the carrying value of securities on deposit with state regulatory authorities was $7.8 million and $8.6 million, respectively.

The Company has investments in limited partnerships, recorded in the Other Investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of  September 30, 2024, the Company had unfunded commitments to invest an additional $50.1 million in these limited partnerships.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2024 and December 31, 2023.

September 30, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,195	$—	$32,195
U.S. States, Territories, and Political Subdivisions	—	10,042	—	10,042
Special revenue excluding mortgage/asset-backed securities	—	28,060	—	28,060
Corporate and other	—	462,082	—	462,082
Mortgage/asset-backed securities	—	350,601	—	350,601
Equity securities	40,196	—	—	40,196
Cash, cash equivalents, and restricted cash	86,584	—	—	86,584
Total assets	$126,780	$882,980	$—	$1,009,760

December 31, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$39,420	$—	$39,420
U.S. States, Territories, and Political Subdivisions	—	9,902	—	9,902
Special revenue excluding mortgage/asset-backed securities	—	29,511	—	29,511
Corporate and other	—	300,239	—	300,239
Mortgage/asset-backed securities	—	264,727	—	264,727
Equity securities	43,160	—	—	43,160
Cash, cash equivalents, and restricted cash	51,852	—	—	51,852
Total assets	$95,012	$643,799	$—	$738,811

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term‑maturity. The carrying amount of any borrowings under the Federal Home Loan Bank (“FHLB”) line of credit and U.S. Bank credit agreement (the “Credit Agreement”) approximate fair value as the credit agreements have variable rates which frequently reprice at market rates.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of September 30, 2024 and December 31, 2023, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$118,761	$81,300	$97,653	$77,520
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	40,536	15,116	100,225	50,954
Prior years	(221)	1,023	(2,642)	3,742
Total incurred	40,315	16,139	97,583	54,696
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	16,153	6,646	27,909	14,215
Prior years	5,649	(1,385)	30,053	25,823
Total payments	21,802	5,261	57,962	40,038
Reserve for losses and LAE net of reinsurance recoverables at end of period	137,274	92,178	137,274	92,178
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	360,164	232,170	360,164	232,170
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$497,438	$324,348	$497,438	$324,348

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $0.2 million and adverse prior year development $1.0 million during the three months ended  September 30, 2024 and 2023, respectively.

The Company experienced favorable prior year development of $2.6 million and adverse prior year development of $3.7 million during the nine months ended  September 30, 2024 and 2023, respectively.

Favorable prior year development during the three months ended September 30, 2024 was primarily due to lower than anticipated severity of attritional losses. Adverse prior year development during the three months ended September 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses.

Favorable prior year development during the nine months ended September 30, 2024 was primarily due to lower than anticipated severity of attritional losses. Adverse prior year development during the nine months ended September 30, 2023 was primarily due to higher than anticipated severity of attritional losses, offset by lower than anticipated severity of catastrophe losses.

5. Stockholders’ Equity

As of September 30, 2024 and December 31, 2023, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of September 30, 2024 and December 31, 2023, the Company had 500,000,000 common shares authorized and 26,452,242 and 24,772,987 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital was $486.2 million as of September 30, 2024 and $350.6 million as of December 31, 2023.

In August 2024, the Company completed a registered sale ( August 2024 Secondary Offering) of 1,380,000 shares of common stock at a public offering price of $88.00 per share, inclusive of 180,000 shares sold pursuant to the underwriter’s option to purchase additional shares. Our net proceeds from the August 2024 Secondary Offering were approximately $115.7 million, after deducting underwriting discounts and commissions and offering costs.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2024:

Stock options outstanding under 2019 Equity Incentive Plan	641,856
Restricted stock units outstanding under 2019 Equity Incentive Plan	340,899
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	461,520
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,674,358
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,353,670
Total	6,472,303

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Stock-Based Compensation	$4,117	$3,589	$11,905	$10,737

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

The following table summarizes stock option transactions for the nine months ended September 30, 2024:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2024	807,685	$34.31	—	$—
Options granted	—	—
Options exercised	(155,078)	32.46
Options cancelled	(10,751)	78.61
Outstanding at September 30, 2024	641,856	$34.01	5.1	$31,660
Vested and Exercisable at September 30, 2024	627,982	$33.54	5.1	$31,298

As of September 30, 2024, the Company had approximately $0.3 million of total unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.4 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the nine months ended September 30, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	332,077	$61.07
Granted	136,556	68.13
Released	(114,432)	58.94
Forfeited	(13,302)	53.85
Non-vested outstanding at September 30, 2024	340,899	$64.90

As of September 30, 2024, the Company had approximately $16.8 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of September 30, 2024, none of the stock price milestones have been achieved.

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

The following table summarizes PSU transactions for the nine months ended September 30, 2024:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2024	423,621	$38.90
Granted	57,012	65.78
Vested	(12,645)	96.74
Forfeited	(6,468)	51.44
Non-vested outstanding at September 30, 2024	461,520	$40.46

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2024, the Company had approximately $9.1 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.9 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 17,100 shares pursuant to the ESPP during the nine months ended September 30, 2024.

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

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Beginning Balance	$(23,991)	$(36,515)

Other comprehensive (loss) income before reclassification	17,265	(8,453)
Federal income tax expense (benefit)	(3,626)	1,775
Other comprehensive (loss) income before reclassification, net of tax	13,639	(6,678)

Amounts reclassified from AOCI	270	(36)
Federal income tax expense (benefit)	(57)	8
Amounts reclassified from AOCI, net of tax	213	(28)

Other comprehensive (loss) income	13,852	(6,706)
Balance at end of period	$(10,139)	$(43,221)

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product (1)
Earthquake	$135,329	32.6%	$113,386	36.1%	$376,088	32.2%	$314,810	37.5%
Fronting	84,945	20.5%	94,954	30.2%	275,671	23.6%	266,433	31.8%
Inland Marine and Other Property	78,734	19.0%	64,499	20.5%	249,147	21.3%	186,983	22.3%
Crop	59,662	14.4%	11,627	3.7%	100,571	8.6%	12,115	1.4%
Casualty	56,307	13.6%	29,532	9.4%	166,762	14.3%	58,065	6.9%
Total Gross Written Premiums	$414,977	100.0%	$313,998	100.0%	$1,168,239	100.0%	$838,406	100.0%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$170,265	41.0%	$163,806	52.2%	$510,879	43.7%	$450,752	53.8%
Texas	27,019	6.5%	24,336	7.8%	96,414	8.3%	72,777	8.7%
Hawaii	23,171	5.6%	13,490	4.3%	53,922	4.6%	35,824	4.3%
North Dakota	18,716	4.5%	2,898	0.9%	19,893	1.7%	3,326	0.4%
Washington	16,828	4.1%	17,792	5.7%	41,893	3.6%	43,409	5.2%
Wisconsin	15,519	3.7%	1,211	0.4%	17,374	1.5%	3,095	0.4%
Florida	14,433	3.5%	11,549	3.7%	58,153	5.0%	36,309	4.3%
Oregon	8,402	2.0%	8,536	2.7%	21,253	1.8%	21,223	2.5%
Other	120,624	29.1%	70,380	22.4%	348,458	29.8%	171,691	20.5%
Total Gross Written Premiums	$414,977	100.0%	$313,998	100.0%	$1,168,239	100.0%	$838,406	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$236,624	57.0%	$186,693	59.5%	$652,988	55.9%	$497,216	59.3%
PESIC	159,305	38.4%	127,305	40.5%	472,909	40.5%	341,190	40.7%
Laulima	19,048	4.6%	—	—%	42,342	3.6%	—	—%
Total Gross Written Premiums	$414,977	100.0%	$313,998	100.0%	$1,168,239	100.0%	$838,406	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended September 30, 2024, the Company’s income tax rate of 20.8% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises. During the three months ended September 30, 2023, the Company’s income tax rate of 24.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

For the nine months ended  September 30, 2024, the Company’s tax rate of 22.2% was higher than the statutory rate due primarily to non-deductible executive compensation expense. For the nine months ended  September 30, 2023, the Company’s tax rate of 24.0% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$30,497	$18,432	$82,608	$53,305
Weighted average common shares outstanding:
Basic	25,766,697	24,740,455	25,194,114	24,847,164
Common Share equivalents	712,869	504,373	683,143	493,438
Diluted	26,479,566	25,244,828	25,877,257	25,340,602

Earnings per share:
Basic	$1.18	$0.75	$3.28	$2.15
Diluted	$1.15	$0.73	$3.19	$2.10

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

As of September 30, 2024, the Company’s catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils, and the Company’s XOL reinsurance structure provides protection up to $3.06 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, the Company closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of September 30, 2024, the Company was in compliance with all debt covenants.

As of September 30, 2024 and  December 31, 2023, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively. Interest expense on the Credit Agreement was $0.1 million and $0.9 million for the three and nine months ended  September 30, 2023, respectively.

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

As of September 30, 2024, the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB line of credit was immaterial and $0.8 million for the three and nine months ended September 30, 2024, respectively. As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB at the overnight rate of 5.62%. Interest expense on the FHLB line of credit was $0.8 million and $2.1 million for the three and nine months ended September 30, 2023, respectively.

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

The results of operations for the nine months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2024, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 23, 2024.

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

In August 2024, we completed a registered sale (August 2024 Secondary Offering) of 1,380,000 shares of common stock at a public offering price of $88.00 per share, inclusive of 180,000 shares sold pursuant to the underwriter’s option to purchase additional shares. Our net proceeds from the August 2024 Secondary Offering were approximately $115.7 million, after deducting underwriting discounts and commissions and offering costs.

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

Results of Operations

Three months ended September 30, 2024 compared to three months ended September 30, 2023

The following table summarizes our results for the three months ended September 30, 2024 and 2023:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$414,977	$313,998	$100,979	32.2%
Ceded written premiums	(255,267)	(203,336)	(51,931)	25.5%
Net written premiums	159,710	110,662	49,048	44.3%
Net earned premiums	135,646	85,817	49,829	58.1%
Commission and other income	715	465	250	53.8%
Total underwriting revenue (1)	136,361	86,282	50,079	58.0%
Losses and loss adjustment expenses	40,315	16,139	24,176	149.8%
Acquisition expenses, net of ceding commissions and fronting fees	41,469	27,004	14,465	53.6%
Other underwriting expenses	28,129	22,390	5,739	25.6%
Underwriting income (1)	26,448	20,749	5,699	27.5%
Interest expense	(87)	(867)	780	(90.0)%
Net investment income	9,408	6,029	3,379	56.0%
Net realized and unrealized gains (losses) on investments	2,734	(1,376)	4,110	(298.7)%
Income before income taxes	38,503	24,535	13,968	56.9%
Income tax expense	8,006	6,103	1,903	31.2%
Net income	$30,497	$18,432	$12,065	65.5%
Adjustments:
Net realized and unrealized (gains) losses on investments	(2,734)	1,376	(4,110)	(298.7)%
Expenses associated with transactions	84	229	(145)	(63.3)%
Stock-based compensation expense	4,117	3,589	528	14.7%
Amortization of intangibles	389	390	(1)	(0.3)%
Tax impact	91	(725)	816	(112.6)%
Adjusted net income (1)	$32,444	$23,291	$9,153	39.3%
Key Financial and Operating Metrics
Annualized return on equity	19.7%	17.7%
Annualized adjusted return on equity (1)	21.0%	22.3%
Loss ratio	29.7%	18.8%
Expense ratio	50.8%	57.0%
Combined ratio	80.5%	75.8%
Adjusted combined ratio (1)	77.1%	70.9%
Diluted earnings per share	$1.15	$0.73
Diluted adjusted earnings per share (1)	$1.23	$0.92
Catastrophe losses	$12,924	$(533)
Catastrophe loss ratio (1)	9.5%	(0.6)%
Adjusted combined ratio excluding catastrophe losses (1)	67.6%	71.5%
Adjusted underwriting income (1)	$31,038	$24,957	$6,081	24.4%

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $101.0 million, or 32.2% to $415.0 million for the three months ended September 30, 2024 compared to $314.0 million for the three months ended September 30, 2023. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Earthquake	$135,329	32.6%	$113,386	36.1%	$21,943	19.4%
Fronting	84,945	20.5%	94,954	30.2%	(10,009)	(10.5)%
Inland Marine and Other Property	78,734	19.0%	64,499	20.5%	14,235	22.1%
Crop	59,662	14.4%	11,627	3.7%	48,035	NM
Casualty	56,307	13.6%	29,532	9.4%	26,775	90.7%
Total Gross Written Premiums	$414,977	100.0%	$313,998	100.0%	$100,979	32.2%
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

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$236,624	57.0%	$186,693	59.5%	$49,931	26.7%
PESIC	159,305	38.4%	127,305	40.5%	32,000	25.1%
Laulima	19,048	4.6%	—	—%	19,048	—%
Total Gross Written Premiums	$414,977	100.0%	$313,998	100.0%	$100,979	32.2%

Ceded Written Premiums

Ceded written premiums increased $51.9 million, or 25.5%, to $255.3 million for the three months ended September 30, 2024 from $203.3 million for the three months ended September 30, 2023. The increase was primarily due to increased premiums ceded under quota share and fronting agreements due to growth in the volume of written premiums subject to quota share or fronting agreements. In addition, we incurred increased XOL reinsurance expense due to growth in exposure

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 61.5% for the three months ended September 30, 2024 from 64.8% for the three months ended September 30, 2023. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $49.0 million, or 44.3%, to $159.7 million for the three months ended September 30, 2024 from $110.7 million for the three months ended September 30, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Earthquake lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $49.8 million, or 58.1%, to $135.6 million for the three months ended September 30, 2024 from $85.8 million for the three months ended September 30, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$395,881	$271,786	$124,095	45.7%
Ceded earned premiums	(260,235)	(185,969)	(74,266)	39.9%
Net earned premiums	$135,646	$85,817	$49,829	58.1%

Net earned premium ratio	34.3%	31.6%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.2 million to $0.7 million for the three months ended September 30, 2024 from $0.5 million for the three months ended September 30, 2023. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $24.2 million, or 149.8% to $40.3 million for the three months ended September 30, 2024 from $16.1 million for the three months ended September 30, 2023. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$12,924	$(533)	$13,457	NM
Non-catastrophe losses	27,391	16,672	10,719	64.3%
Total losses and loss adjustment expenses	$40,315	$16,139	$24,176	149.8%

Catastrophe loss ratio	9.5%	(0.6)%
Non-catastrophe loss ratio	20.2%	19.4%
Total loss ratio	29.7%	18.8%
NM - not meaningful

Catastrophe losses for the quarter ended September 30, 2024 were related to Hurricanes Beryl, Debby, and Helene.

Catastrophe loss activity for the quarter ended September 30, 2023 was primarily related to favorable development on severe convective storms that occurred during the second quarter of 2023 and favorable development on prior year hurricanes.

Non-catastrophe losses increased for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 due mainly to higher attritional losses on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property due to premium growth in these lines of business.

Acquisition Expenses

Acquisition expenses increased $14.5 million, or 53.6%, to $41.5 million for the three months ended September 30, 2024 from $27.0 million for the three months ended September 30, 2023. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. This was partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 10.5% for the three months ended September 30, 2024 compared to 9.9% for the three months ended September 30, 2023. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions and premium-related taxes as a percentage of gross earned premiums and lower ceded commissions and fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $5.7 million, or 25.6%, to $28.1 million for the three months ended September 30, 2024 from $22.4 million for the three months ended September 30, 2023. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 7.1% for the three months ended September 30, 2024 compared to 8.2% for the three months ended September 30, 2023. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 5.9% for the three months ended September 30, 2024 compared to 6.7% for the three months ended September 30, 2023. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $3.4 million, or 56.0%, to $9.4 million for the three months ended September 30, 2024 from $6.0 million for the three months ended September 30, 2023. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2024 due primarily to the use of proceeds from our August 2024 secondary offering and also due to higher yields on invested assets versus the prior year.

The Company incurred $2.7 million of net realized and unrealized gains on investments for the three months ended September 30, 2024 compared to $1.4 million of net realized and unrealized losses for the three months ended September 30, 2023 In both periods, the balance was primarily driven by unrealized gains and losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$9,365	$5,952	$3,413	57.3%
Dividend income	220	211	9	4.3%
Investment management fees and expenses	(177)	(134)	(43)	32.1%
Net investment income	9,408	6,029	3,379	56.0%
Net realized and unrealized gains (losses) on investments	2,734	(1,376)	4,110	(298.7)%
Total	$12,142	$4,653	$7,489	160.9%

Income Tax Expense

Income tax expense increased $1.9 million to $8.0 million for the three months ended September 30, 2024 from $6.1 million for the three months ended September 30, 2023 due to higher pre-tax income for the period ended September 30, 2024. During the three months ended September 30, 2024, our income tax rate of 20.8% was lower than the statutory rate of 21% due primarily to permanent component of employee stock option exercises. During the three months ended September 30, 2023, our income tax rate of 24.9% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

Results of Operations

Nine months ended September 30, 2024 compared to nine months ended September 30, 2023

The following table summarizes our results for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$1,168,239	$838,406	$329,833	39.3%
Ceded written premiums	(692,620)	(542,789)	(149,831)	27.6%
Net written premiums	475,619	295,617	180,002	60.9%
Net earned premiums	365,796	252,164	113,632	45.1%
Commission and other income	2,035	1,781	254	14.3%
Total underwriting revenue (1)	367,831	253,945	113,886	44.8%
Losses and loss adjustment expenses	97,583	54,696	42,887	78.4%
Acquisition expenses, net of ceding commissions and fronting fees	109,072	78,740	30,332	38.5%
Other underwriting expenses	84,165	63,962	20,203	31.6%
Underwriting income (1)	77,011	56,547	20,464	36.2%
Interest expense	(1,052)	(2,952)	1,900	(64.4)%
Net investment income	24,506	16,690	7,816	46.8%
Net realized and unrealized gains (losses) on investments	5,768	(103)	5,871	NM
Income before income taxes	106,233	70,182	36,051	51.4%
Income tax expense	23,625	16,877	6,748	40.0%
Net income	$82,608	$53,305	$29,303	55.0%
Adjustments:
Net realized and unrealized (gains) losses on investments	(5,768)	103	(5,871)	NM
Expenses associated with transactions	557	229	328	143.2%
Stock-based compensation expense	11,905	10,737	1,168	10.9%
Amortization of intangibles	1,168	1,092	76	7.0%
Expenses associated with catastrophe bond	2,483	1,640	843	51.4%
Tax impact	(734)	(1,582)	848	(53.6)%
Adjusted net income (1)	$92,219	$65,524	$26,695	40.7%
Key Financial and Operating Metrics
Annualized return on equity	18.8%	17.6%
Annualized adjusted return on equity (1)	20.9%	21.7%
Loss ratio	26.7%	21.7%
Expense ratio	52.3%	55.9%
Combined ratio	78.9%	77.6%
Adjusted combined ratio (1)	74.5%	72.1%
Diluted earnings per share	$3.19	$2.10
Diluted adjusted earnings per share (1)	$3.56	$2.59
Catastrophe losses	$19,724	$3,432
Catastrophe loss ratio (1)	5.4%	1.4%
Adjusted combined ratio excluding catastrophe losses (1)	69.2%	70.8%
Adjusted underwriting income (1)	$93,124	$70,245	$22,879	32.6%
NM - not meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $329.8 million, or 39.3% to $1,168.2 million for the nine months ended September 30, 2024 compared to $838.4 million for the nine months ended September 30, 2023. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Earthquake	$376,088	32.2%	$314,810	37.5%	$61,278	19.5%
Fronting	275,671	23.6%	266,433	31.8%	9,238	3.5%
Inland Marine and Other Property	249,147	21.3%	186,983	22.3%	62,164	33.2%
Casualty	166,762	14.3%	58,065	6.9%	108,697	187.2%
Crop	100,571	8.6%	12,115	1.4%	88,456	NM
Total Gross Written Premiums	$1,168,239	100.0%	$838,406	100.0%	$329,833	39.3%
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

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2024		2023
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$652,988	55.9%	$497,216	59.3%	$155,772	31.3%
PESIC	472,909	40.5%	341,190	40.7%	131,719	38.6%
Laulima	42,342	3.6%	—	—%	42,342	—%
Total Gross Written Premiums	$1,168,239	100.0%	$838,406	100.0%	$329,833	39.3%

Ceded Written Premiums

Ceded written premiums increased $149.8 million, or 27.6%, to $692.6 million for the nine months ended September 30, 2024 from $542.8 million for the nine months ended September 30, 2023. The increase was primarily due to increased premium ceded under quota share and fronting agreements due to growth in fronting premiums written and growth in the volume of written premiums subject to quota shares. In addition, we incurred increased XOL reinsurance expense due to growth in exposure, in addition to higher rates on XOL reinsurance.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 59.3% for the nine months ended September 30, 2024 from 64.7% for the nine months ended September 30, 2023. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $180.0 million, or 60.9%, to $475.6 million for the nine months ended September 30, 2024 from $295.6 million for the nine months ended September 30, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Inland Marine and Other Property lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $113.6 million, or 45.1%, to $365.8 million for the nine months ended September 30, 2024 from $252.2 million for the nine months ended September 30, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented.

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$1,025,716	$739,219	$286,497	38.8%
Ceded earned premiums	(659,920)	(487,055)	(172,865)	35.5%
Net earned premiums	$365,796	$252,164	$113,632	45.1%

Net earned premium ratio	35.7%	34.1%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cessions compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.3 million, or 14.3%, to $2.0 for the nine months ended September 30, 2024 from $1.8 for the nine months ended September 30, 2023. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $42.9 million to $97.6 million for the nine months ended September 30, 2024 from $54.7 million for the nine months ended September 30, 2023. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$19,724	$3,432	$16,292	NM
Non-catastrophe losses	77,859	51,264	26,595	51.9%
Total losses and loss adjustment expenses	$97,583	$54,696	$42,887	78.4%

Catastrophe loss ratio	5.4%	1.4%
Non-catastrophe loss ratio	21.3%	20.3%
Total loss ratio	26.7%	21.7%
NM - not meaningful

Catastrophe losses for the nine months ended September 30, 2024 were related to floods occurring during the first quarter, severe convective storms occurring during the second quarter, and Hurricanes Beryl, Debby, and Helene which occurred during the third quarter.

Catastrophe losses for the nine months ended September 30, 2023 were related to floods occurring during the first quarter and severe convective storms occurring during the second quarter.

Non-catastrophe losses increased for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 due mainly to higher attritional losses on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property due to premium growth in these lines of business.

Acquisition Expenses

Acquisition expenses increased $30.3 million, or 38.5%, to $109.1 million for the nine months ended September 30, 2024 from $78.7 million for the nine months ended September 30, 2023. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. This was partially offset by higher earned ceding commissions and fronting fees due to an increase in premiums subject to a quota share or fronting agreement. Acquisition expenses as a percentage of gross earned premiums were 10.6% for the nine months ended September 30, 2024 compared to 10.7% for the nine months ended September 30, 2023. Acquisition expenses as a percentage of gross earned premiums decreased due to the recognition of higher ceding commission and fronting fee income as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $20.2 million, or 31.6%, to $84.2 million for the nine months ended September 30, 2024 from $64.0 million for the nine months ended September 30, 2023. The increase was primarily due to the Company incurring higher payroll, technology, stock-based compensation, and professional fees expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.2% for the nine months ended September 30, 2024 compared to 8.7% for the nine months ended September 30, 2023. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.6% for the nine months ended September 30, 2024 compared to 6.8% for the nine months ended September 30, 2023. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $7.8 million, or 46.8%, to $24.5 million for the nine months ended September 30, 2024 from $16.7 million for the nine months ended September 30, 2023. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2024 and also due to higher yields on invested assets versus the prior year.

The Company incurred $5.8 million of net realized and unrealized gains on investments for the nine months ended September 30, 2024 compared to $0.1 million of net realized and unrealized losses for the nine months ended September 30, 2023 due primarily to higher gains on our equity securities during the period ended September 30, 2024 compared to the period ended September 30, 2023. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$24,317	$16,468	$7,849	47.7%
Dividend income	675	602	73	12.1%
Investment management fees and expenses	(486)	(380)	(106)	27.9%
Net investment income	24,506	16,690	7,816	46.8%
Net realized and unrealized gains (losses) on investments	5,768	(103)	5,871	NM
Total	$30,274	$16,587	$13,687	82.5%
NM- not meaningful

Income Tax Expense

Income tax expense increased $6.7 million or 40.0% to $23.6 million for the nine months ended September 30, 2024 from $16.9 million for the nine months ended September 30, 2023 due to higher pre-tax income and a higher effective tax rate during the nine months ended September 30, 2024. During the nine months ended September 30, 2024, our income tax rate of 22.2% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. For the nine months ended September 30, 2023 our income tax rate of 24.0% was higher than the statutory rate also due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Total revenue	$148,503	$90,935	$398,105	$270,532
Net investment income	(9,408)	(6,029)	(24,506)	(16,690)
Net realized and unrealized (gains) losses on investments	(2,734)	1,376	(5,768)	103
Underwriting revenue	$136,361	$86,282	$367,831	$253,945

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Income before income taxes	$38,503	$24,535	$106,233	$70,182
Net investment income	(9,408)	(6,029)	(24,506)	(16,690)
Net realized and unrealized (gains) losses on investments	(2,734)	1,376	(5,768)	103
Interest expense	87	867	1,052	2,952
Underwriting income	$26,448	$20,749	$77,011	$56,547
Expenses associated with transactions	84	229	557	229
Stock-based compensation expense	4,117	3,589	11,905	10,737
Amortization of intangibles	389	390	1,168	1,092
Expenses associated with catastrophe bond	—	—	2,483	1,640
Adjusted underwriting income	$31,038	$24,957	$93,124	$70,245

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Net income	$30,497	$18,432	$82,608	$53,305
Adjustments:
Net realized and unrealized (gains) losses on investments	(2,734)	1,376	(5,768)	103
Expenses associated with transactions	84	229	557	229
Stock-based compensation expense	4,117	3,589	11,905	10,737
Amortization of intangibles	389	390	1,168	1,092
Expenses associated with catastrophe bond	—	—	2,483	1,640
Tax impact	91	(725)	(734)	(1,582)
Adjusted net income	$32,444	$23,291	$92,219	$65,524

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)

Annualized adjusted net income	$129,776	$93,164	$122,959	$87,365
Average stockholders' equity	$617,959	$417,521	$587,282	$403,044
Annualized adjusted return on equity	21.0%	22.3%	20.9%	21.7%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$109,198	$65,068	$288,785	$195,617
Denominator: Net earned premiums	$135,646	$85,817	$365,796	$252,164
Combined ratio	80.5%	75.8%	78.9%	77.6%
Adjustments to numerator:
Expenses associated with transactions	$(84)	$(229)	$(557)	$(229)
Stock-based compensation expense	(4,117)	(3,589)	(11,905)	(10,737)
Amortization of intangibles	(389)	(390)	(1,168)	(1,092)
Expenses associated with catastrophe bond	—	—	(2,483)	(1,640)
Adjusted combined ratio	77.1%	70.9%	74.5%	72.1%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands, except per share data)		(in thousands, except per share data)

Adjusted net income	$32,444	$23,291	$92,219	$65,524
Weighted-average common shares outstanding, diluted	26,479,566	25,244,828	25,877,257	25,340,602
Diluted adjusted earnings per share	$1.23	$0.92	$3.56	$2.59

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$40,315	$16,139	$97,583	$54,696
Denominator: Net earned premiums	$135,646	$85,817	$365,796	$252,164
Loss ratio	29.7%	18.8%	26.7%	21.7%

Numerator: Catastrophe losses	$12,924	$(533)	$19,724	$3,432
Denominator: Net earned premiums	$135,646	$85,817	$365,796	$252,164
Catastrophe loss ratio	9.5%	(0.6)%	5.4%	1.4%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$109,198	$65,068	$288,785	$195,617
Denominator: Net earned premiums	$135,646	$85,817	$365,796	$252,164
Combined ratio	80.5%	75.8%	78.9%	77.6%
Adjustments to numerator:
Expenses associated with transactions	$(84)	$(229)	$(557)	$(229)
Stock-based compensation expense	(4,117)	(3,589)	(11,905)	(10,737)
Amortization of intangibles	(389)	(390)	(1,168)	(1,092)
Expenses associated with catastrophe bond	—	—	(2,483)	(1,640)
Catastrophe losses	(12,924)	533	(19,724)	(3,432)
Adjusted combined ratio excluding catastrophe losses	67.6%	71.5%	69.2%	70.8%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2024	2023
	(in thousands)
Stockholders' equity	$703,313	$471,252
Goodwill and intangible assets	(11,147)	(12,315)
Tangible stockholders' equity	$692,166	$458,937

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

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $96.0 million in 2024 without approval by the California and Oregon Insurance Commissioners.  During October 2024, PSIC elected to pay a dividend of $95.0 million to its parent company.

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

The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
	2024	2023
	($ in thousands)
Cash provided by (used in):
Operating activities	$188,520	$93,836
Investing activities	(224,884)	(104,156)
Financing activities	71,096	(4,556)
Change in cash, cash equivalents, and restricted cash	$34,732	$(14,876)

Our cash flow from operating activities was positive during the nine months ended September 30, 2024 and 2023 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the nine months ended September 30, 2024 and 2023 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash provided by financing activities for nine months ended September 30, 2024 was related to the receipt of $115.7 million in net proceeds from the August 2024 Secondary Offering, the receipt of $5.0 million in proceeds from stock option exercises, the receipt of $0.9 million in proceeds from our employee stock purchase plan and the receipt of $2.0 million in proceeds from policy holder contributions of surplus, offset by $52.6 million in payments on our lines of credit. Cash used in financing activities for nine months ended September 30, 2023 was related to the repurchase of $22.1 million of our common stock, offset by $16.2 million in borrowings from our FHLB line of credit, the receipt of $0.6 million in proceeds from stock option exercises and the receipt of $0.8 million in proceeds from our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,017.5 million in cash and investment securities available at September 30, 2024. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We have previously administered  a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our previous share repurchase program, shares were repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.

Our previous share repurchase program ended on March 31, 2024 and no shares have been repurchased in 2024. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

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

As of September 30, 2024, we had no borrowings outstanding through the Credit Agreement.

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

As of September 30, 2024, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At September 30, 2024 total stockholders’ equity was $703.3 million and tangible stockholders’ equity was $692.2 million, compared to total stockholders’ equity of $471.3 million and tangible stockholders’ equity of $458.9 million as of December 31, 2023. Stockholder’s equity increased primarily due to the receipt of $115.7 million in net proceeds from our August 2024 Secondary Offering. In addition, stockholders' equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2024, the majority of our investment portfolio, or $883.0 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $40.2 million of equity securities, $2.5 million of equity method investments and $5.2 million of investments in limited partnerships. In addition, we maintained a non‑restricted cash and cash equivalent balance of $86.5 million at September 30, 2024. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.86 and 3.48 years and an average rating of “A1/A+” and “Aa3/A+” at September 30, 2024 and December 31, 2023, respectively. Our fixed income investment portfolio had a book yield of 4.58% as of September 30, 2024, compared to 4.07% as of December 31, 2023.

At September 30, 2024 and December 31, 2023 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$32,839	$32,195	3.6%
U.S. States, Territories, and Political Subdivisions	10,615	10,042	1.1%
Special revenue excluding mortgage/asset-backed securities	30,755	28,060	3.2%
Corporate and other	467,290	462,082	52.3%
Mortgage/asset-backed securities	355,276	350,601	39.7%
Total available-for-sale investments	$896,775	$882,980	100.0%

	Amortized	Fair	% of Total
December 31, 2023	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$40,836	$39,420	6.1%
U.S. States, Territories, and Political Subdivisions	10,641	9,902	1.5%
Special revenue excluding mortgage/asset-backed securities	32,513	29,511	4.6%
Corporate and other	316,590	300,239	46.6%
Mortgage/asset-backed securities	274,550	264,727	41.1%
Total available-for-sale investments	$675,130	$643,799	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2024 and December 31, 2023:

	Estimated	% of
September 30, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$109,474	12.4%
AA	281,576	31.9%
A	249,446	28.3%
BBB	229,792	26.0%
BB	9,948	1.1%
B	1,291	0.1%
CCC & Below	1,453	0.2%
	$882,980	100.0%

	Estimated	% of
December 31, 2023	Fair Value	Total
	($ in thousands)
Rating
AAA	$98,823	15.4%
AA	211,354	32.8%
A	205,162	31.9%
BBB	119,016	18.5%
BB	5,869	0.9%
B	735	0.1%
CCC & Below	2,840	0.4%
	$643,799	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2024 were as follows:

	Amortized	Fair	% of Total
September 30, 2024	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$80,152	$78,731	8.9%
Due after one year through five years	183,202	180,227	20.4%
Due after five years through ten years	176,607	172,654	19.6%
Due after ten years	101,538	100,767	11.4%
Mortgage and asset-backed securities	355,276	350,601	39.7%
	$896,775	$882,980	100.0%

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, we closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 72.6% rated “A−” or better. At September 30, 2024, 1.4% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2024, we had $419.1 million of aggregate reinsurance recoverables.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, we closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of September 30, 2024, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Positive) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”).  A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California, which generated 53% of our gross written premiums for the year ended December 31, 2023 and 44% for the nine months ended September 30, 2024. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

For the nine months ended September 30, 2024, our largest program administrator distributed $298.7 million or 25.6% of our gross written premiums and our second largest program administrator distributed $123.0 million, or 10.5% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the nine months ended September 30, 2024.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $40.2 million as of September 30, 2024.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 42 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. PSIC paid assessments of $0.2 million in 2023 and paid $5.0 million of assessments for the nine months ended September 30, 2024. We cannot predict with certainty the amount of future assessments because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended  September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Palomar Holdings, Inc.

Date: November 5, 2024	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2024	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)