Form 10-K
period 2024-12-31
Palomar Holdings, Inc.
filed 2025-02-25
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2024 was approximately $1,977,345,127

Number of shares of the registrant’s common shares outstanding at February 22, 2025: 26,677,622

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2025 annual meeting of stockholders (the "2025 Proxy Statement") are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2025 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

Who We Are

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative insurance products serving five categories: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”) carry an “A” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $1.5 billion for the year ended December 31, 2024, which reflects a compound annual growth rate of approximately 57%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 43%.

We seek to continuously grow our income by developing products in lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Crop, Environmental Liability, and E&S Casualty. In January 2025, we completed the acquisition of First Indemnity of America ("FIA"), a New Jersey domiciled insurance carrier specializing in surety bonds for small to medium sized contractors primarily in the Northeast United States. These new products diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Our five product lines include: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We seek to write a diverse mix of business by loss exposure, customer type and geography to capitalize on market opportunities, mitigate the potential impact of any single catastrophe event or shock loss, and reduce our cost of reinsurance.

We continue to develop new product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk-adjusted returns. Recent examples of our commitment to developing new products include the expansion of our Casualty and Crop insurance offerings. In January 2025, we completed the acquisition of FIA, a New Jersey domiciled insurance carrier specializing in surety bonds for small to medium sized contractors primarily in the Northeast United States. We believe these markets complement our existing product offerings and offer significant growth opportunities across both the admitted and E&S markets.

We seek to have a diversified business mix, anchored by our core earthquake offerings and we have made substantial progress diversifying our business by product, market, and geography. In 2014, our first year of operations, all our premiums were related to earthquake insurance. For the year ended December 31, 2024, 34% of our gross written premiums were related to earthquake insurance and non-earthquake related premiums grew 45% while earthquake related premiums grew 20% versus the prior year.

Our admitted insurance subsidiary, PSIC, is licensed in 44 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. California represents our largest current exposure with 43% of our gross written premiums for the year ended December 31, 2024. Our business strategy involves continuing to grow our core earthquake insurance business, extending the reach of Inland Marine and Other Property Products, and diversifying our book of business into uncorrelated products such as Casualty, Fronting and Crop. The following charts illustrate our business mix by product, state, and entity for the year ended December 31, 2024:

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

Product offerings in both the admitted and E&S markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 44 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents prefer the sale of admitted products. We offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having E&S offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

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

Sophisticated and conservative risk transfer program. Our risk transfer program utilizes excess of loss, quota share and property per risk coverages for both our property and casualty products. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. Our current reinsurance program is designed to limit our net loss before tax from a single event to $20 million, equivalent to approximately 2.7% of our total stockholders’ equity as of December 31, 2024. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time.  Further, we buy program specific quota share reinsurance coverage for certain lines of business to mitigate the impact of attritional losses on underwriting results. In our quota share agreements, we cede a portion of our premiums to reinsurers and, in return, we also cede a proportionate amount of losses and receive ceding commissions from the reinsurers.

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

Highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our key management team members such as Mr. Armstrong, Jon Christianson, our President, Jon Knutzen, our Chief Risk Officer, and Chris Uchida, our Chief Financial Officer, have served in their roles for over five years and worked together prior to Palomar. We have also recently made key management hires in operations, technology, claims, people and talent, E&S Casualty, and Crop. These new management hires are insurance industry veterans with proven track records and deep industry knowledge. We believe their skills and experience will assist Palomar during our next phase of growth and expansion. In addition, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from prior roles with insurance and other companies.

Our Strategy

We believe that our approach will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We compete in the United States property and casualty market that represented over $965 billion in total written premiums during 2023. By comparison, we generated $1.5 billion of gross written premiums for the year ended December 31, 2024. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage. We continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we are able to generate an attractive underwriting profit by expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2024 and 2023, our return on equity (“ROE”) was 19.6% and 18.5%, and our adjusted ROE was 22.2% and 21.9%, respectively. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

Maintain a diversified book of business. We currently write a book of specialty insurance that is diversified by underlying loss exposure, customer type and geography. Our major product lines and exposures are uncorrelated, such that events contributing to a loss in one product line are unlikely to generate material losses in our other product lines. Furthermore, our Crop products are uncorrelated with the traditional P&C cycle, enhancing the diversification of our specialty product portfolio. The diversification of our book of business improves our risk-adjusted returns, insulates us from swings in any single insurance or reinsurance market, and allows us to capitalize on market shifts opportunistically. As we grow, we intend to maintain a diversified book of business and continually capitalize on these advantages.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income through the use of quota share reinsurance treaties whereby third-party reinsurers pay us a ceding commission in order to access attractive pools of risk. Our Fronting and Crop products offer additional sources of fee income that we earn from program administrators and reinsurers seeking to access our licensed insurance companies. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy enables us to scale our business more quickly and profitably and provides a growing and valuable fee stream to complement our profitable underwriting operations.

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

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we implemented a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the state of Oregon and is an admitted insurer licensed to write business in 44 states as of December 31, 2024. PSIC was formed in February 2014. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd.(“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance support exclusively to PSIC and PESIC. In August 2015, we incorporated Prospect General Insurance Agency, Inc., now known as Palomar Insurance Agency, Inc., (“PIA”), to underwrite specialty insurance products on behalf of third-party insurance companies. During 2020, we received regulatory approval for and capitalized PESIC. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across all our existing lines of business.  During 2023, we formed Palomar Underwriters Exchange Organization, Inc. ("PUEO"), a Delaware incorporated management company that provides services by serving as the attorney-in-fact to Laulima Exchange (“Laulima”), a Hawaii domiciled reciprocal exchange.

Our Products

We provide personal and commercial specialty insurance products in our target markets. With the goal of giving customers better options, we designed an analytical framework to create flexible products with innovative coverages and pricing that we believe better reflects the underlying risk. Using this framework, we initially introduced Residential and Commercial Earthquake products in 2014 and have subsequently expanded our product portfolio to cover multiple specialty risks in the United States. We have grown our business by entering markets that demonstrated one or more of the following attributes: (i) have loss characteristics, including limited attritional losses, similar to our initial earthquake product, (ii) can benefit from our technology platform, data analytics and customer centric products, and/or (iii) allow us to leverage our existing underwriting talent, reinsurance expertise and/or distribution relationships.

Our lines of business include: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We aim to develop a diversified portfolio with exposure spread across geographic regions with limited correlation. Although our largest exposure is in the state of California, we write business across the United States. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 44 total states. The following tables show gross written premiums (“GWP”) by state and product for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$668,635	43.4%	$600,791	52.6%	$418,809	47.5%
Texas	124,416	8.1%	95,517	8.4%	90,459	10.3%
Hawaii	72,558	4.7%	47,388	4.2%	40,157	4.5%
Florida	67,008	4.3%	47,595	4.2%	38,715	4.4%
Washington	57,900	3.8%	49,494	4.3%	41,827	4.7%
New York	38,919	2.5%	18,424	1.6%	12,510	1.5%
Oregon	29,550	1.9%	23,220	2.0%	24,108	2.7%
Illinois	20,901	1.4%	22,340	2.0%	17,368	2.0%
Other	462,075	30.0%	236,789	20.7%	197,915	22.4%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$881,868	100.0%

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product (1)
Earthquake	$522,864	33.9%	$436,897	38.3%	$345,480	39.2%
Inland Marine and Other Property	334,079	21.7%	250,022	21.9%	232,918	26.4%
Fronting	333,188	21.6%	352,141	30.8%	223,249	25.3%
Casualty	235,592	15.3%	90,388	7.9%	80,221	9.1%
Crop	116,239	7.5%	12,110	1.1%	—	—%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$881,868	100.0%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Our five product lines are summarized as follows:

 Earthquake

We offer Residential and Commercial Earthquake products on both admitted and E&S basis. Our Residential Earthquake products insure against home damage, contents, appurtenant structures, and temporary housing costs following an earthquake. Our products are designed with flexibility, offering a variety of deductible options and customizable coverage limits. We aim to attract customers who haven't previously purchased earthquake insurance. Our pricing model, based on data from top catastrophe models, allows us to accurately assess and price risks at the ZIP code or geocode level. Unlike competitors who use broad pricing zones, we factor in regional differences like soil types, liquefaction risk, and proximity to fault lines. This approach helps us offer more precise rates and often provides rate relief, especially in low-risk areas with historically low earthquake insurance uptake. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is typically less than 15% of the total insured value (“TIV”). We attempt to avoid risks where the contents are hard to value or represent a disproportionate percentage of the value.

Inland Marine and Other Property

Our Inland Marine and Other Property products include Inland Marine, Hawaii Hurricane, Commercial All Risk, Excess National Property, Residential Flood, and other miscellaneous property products. These products are written on an admitted and on an E&S basis directly and through program administrators. Policy limits vary by product; however, our E&S offerings are designed to target larger limit business and do not directly compete with our admitted offerings. We believe the flexibility of these products enables us to compete in select market segments and price risk appropriately.

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

In addition to our existing Casualty product offerings, we announced the launch of our E&S Casualty product at the end of 2024. The new product will focus on Primary & Excess Construction and Excess Liability lines of business. This new line of business further demonstrates our commitment to providing comprehensive insurance solutions that address evolving market needs. On January 1, 2025 we completed the acquisition of FIA, a New Jersey domiciled insurance carrier specializing in surety bonds for small to medium sized contractors primarily in the Northeast United States.

Fronting

Our Fronting products offer reinsurers, insurance carriers and managing general agents the ability to utilize our licensed admitted and E&S insurance companies to design and operate customized insurance programs. We issue insurance policies for other insurance companies that may not have the licensure, product suite or rating to serve their desired markets, or for programs supported by reinsurance or alternative capital providers. In addition, we enter fronting arrangements with program administrators that require a broadly licensed, highly rated carrier to conduct business in certain states.

Crop

Our Crop insurance products are comprised primarily of multi-peril crop insurance offered in connection with the U.S. Department of Agriculture's Risk Management Agency and designed to cover revenue shortfalls or production losses due to natural causes such as drought, hail, and wind. We currently write Crop insurance with the goal of minimizing exposure to any single region. We also offer Livestock and Private Product Crop solutions.

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

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner to act as a fronting carrier, transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2024, we had partnerships with over 25 insurance companies. Several carriers invite us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we assume up to 100% of the underlying risk for specific classes of business in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and/or that fit well within our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on its paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships are a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business.

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

Personal lines policies are issued via automated underwriting. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind accounts lower in limit via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

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

Claims Management

Claims are overseen by our in-house claims team, led by our Chief Claims Officer. To supplement our in-house team, we outsource part of our claims handling infrastructure to third-party administrators (“TPAs”). We currently contract with multiple TPAs to reduce our reliance on any single TPA, as well as to benefit from expertise of individual vendors in specific lines of business. Our Chief Claims Officer is responsible for overseeing our TPAs, including the management of catastrophe event preparation, loss reserves, claim evaluation, arbitration, mediation, and settlement. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

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

In addition to reinsurance from traditional reinsurers, we utilize collateralized protection via catastrophe bonds. We currently have $895 million of multi-year indemnity-based reinsurance coverage for earthquake events, all issued through Torrey Pines Re Ltd, a Bermuda-domiciled special purpose insurer. Our latest bond, a $420 million 144A issuance, became effective on June 1, 2024.

Our largest single XOL reinsurer, excluding Torrey Pines Re, comprises 9.14% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines Re, LTD	Collateralized	Collateralized
Ariel Re BDA, Ltd obo Lloyds Syndicate 1910	A+	AA-
Houston Casualty Company	A++	A+
Fidelis Insurance Bermuda	A	A-
Arch Reinsurance, Ltd.	A+	A+
Hannover Ruck	A+	AA-
Swiss Reinsurance America	A+	AA-
MS Amlin AG Bermuda	A+	A+
Lloyds Syndicate 1301 - Inigo	A+	AA-
Lloyds Syndicate 1084 - Chaucer	A+	AA-

 Catastrophe XOL Reinsurance Coverage

Our catastrophe event retention before any tax effect is currently $20 million for earthquake events and $15.5 million for hurricane events and all other perils. Our reinsurance coverage exhausts at $3.08 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best threshold. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2024, our first event retention represented approximately 2.7% of our stockholders’ equity.

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

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. The below table shows the PML from selected historical catastrophe events, all of which are less than the amount covered by our current catastrophe reinsurance program. Should an event equivalent to one of these historical events recur, our hypothetical net loss before any tax effect would be capped at our current net retention of $20.0 million for earthquake events or $15.5 million for hurricane events and all other perils.

12/31/2024
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$2,177
CA 1994 Northridge M6.7	1,624
CA 1971 San Fernando M6.7	817
CA 1868 Hayward M7.0	773
NM 1811‑12 sequence M7.8	680
HI 1992 Hurricane Iniki	673
NW 1949 Puget Sound M7.1	518
CA 1857 Fort Tejon M7.9	465
CA 1933 Long Beach M6.4	437
NW 1965 Puget Sound M6.5	225

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

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional losses and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission which generates fee income. We purchase program specific reinsurance, consisting primarily of quota share coverage, for certain lines of business with an attritional loss component such as Inland Marine and Casualty. We also utilize a combination of XOL and quota share reinsurance to provide coverage for our Flood, Inland Marine, and Crop products. Specific to our Crop portfolio, we purchase private reinsurance coverage which is applied to premiums and liabilities net of the inuring protection afforded by the Standard Reinsurance Agreement provided via the Federal Crop Insurance Corporation.

Technology

Our integrated technology systems form the backbone of our business as they enable us to offer quality and timely service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively.  Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of and extending these applications to increase automation and enhance efficiency. We have dedicated in-house software developers as well as external resources. Our internally developed PASS provides producers direct access to our retail and wholesale distributed products including Residential Earthquake, Hawaii Hurricane, and Residential Flood. PASS also serves as the administration system for select policy data and the access point for business written through direct personal lines partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real-time transparency in underwriting and aggregate management. Our software development team develops programing interfaces where applicable so that partner carriers and distribution partners can seamlessly access our system.

Our pricing models are based on the most recent versions of catastrophe models from industry leading vendors and our internal expertise. For certain products where limited models are available, we have worked directly with the vendors to develop proprietary models. We update our pricing models as new versions are released, which mitigates our exposure to changes in our business following industry-wide model changes. For personal lines products issued through automated underwriting, our pricing models integrate directly into our policy administration system as well as the systems of program administrator partners. Since our commercial lines products do not lend themselves to highly automated underwriting, we have built a customized operating platform that our underwriters use to evaluate risk and to efficiently quote business. Our custom application platform seamlessly integrates policy administration, billing, and maintenance.

We emphasize the use of technology in our analytics and enterprise risk management (“ERM”) operations. Our data and analytics team, which reports to our Chief Technology Officer, uses multiple catastrophe modeling software applications to evaluate our ongoing risk exposure. Our data analytics enable us to provide timely reporting of our in-force portfolio to our reinsurers, TPAs and distribution partners on a regular basis and during severe weather events. This reporting combines content from the catastrophe models that we license with internally developed content. Event reporting is an element of our overall ERM framework which monitors our risks and ensures that we have appropriate controls and preparations are in place. Our technology infrastructure is designed to function through any major disruption, with all data stored offsite and employees provided with the resources to work remotely.

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2021 to	2022 to	2023 to
Accident Year	2021	2022	2023	2024	2022	2023	2024
	(in thousands)
Prior	$450,570	$450,904	$417,234	$416,443	$334	$(33,670)	$(791)
2022		200,765	198,635	182,660	—	(2,130)	(15,975)
2023			334,520	308,049	—	—	(26,471)
2024				537,646	—	—	—
					$334	$(35,800)	$(43,237)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2021 to	2022 to	2023 to
Accident Year	2021	2022	2023	2024	2022	2023	2024
	(in thousands)
Prior	$139,530	$141,913	$137,405	$139,173	$2,383	$(4,508)	$1,768
2022		76,289	83,026	80,551	—	6,737	(2,475)
2023			70,346	68,015	—	—	(2,331)
2024				137,788	—	—	—
					$2,383	$2,229	$(3,038)

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

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents, mutual funds, exchange traded funds and equity securities. We also have one equity method investment and a small portion of our portfolio invested in limited partnerships, which are classified as other investments on our consolidated balance sheet. Our fixed maturity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Our equity method investment is measured following the consolidation model, by increasing or decreasing the carrying amount of the investment to reflect our share of contributions, distributions, earnings, or losses. Our other investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $987.7 million and $689.6 million at December 31, 2024 and 2023 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2024	Value	Fair Value
Fixed maturities:
U.S. Governments	$32,806	3.3%
U.S. States, Territories, and Political Subdivisions	9,778	1.0%
Special revenue excluding mortgage/asset‑backed securities	26,634	2.7%
Corporate and other	475,491	48.2%
Mortgage/asset‑backed securities	394,337	39.9%
Total fixed maturities	$939,046	95.1%
Equity securities	40,529	4.1%
Equity method investment	2,277	0.2%
Other investments	5,863	0.6%
Total investments	$987,715	100.0%

	Fair	% of Total
December 31, 2023	Value	Fair Value
Fixed maturities:
U.S. Governments	$39,420	5.7%
U.S. States, Territories, and Political Subdivisions	9,902	1.4%
Special revenue excluding mortgage/asset‑backed securities	29,511	4.3%
Corporate and other	300,239	43.5%
Mortgage/asset‑backed securities	264,727	38.4%
Total fixed maturities	$643,799	93.3%
Equity securities	43,160	6.3%
Equity method investment	2,617	0.4%
Total investments	$689,576	100.0%

Our primary investment focus is to preserve capital to support our insurance operations through investing primarily in high quality fixed maturity securities with a secondary focus on maximizing our risk-adjusted investment returns. Our investment policy is set by our Board of Directors, subject to the limits of applicable regulations.

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

Enterprise Risk Management (“ERM”)

We maintain a dedicated ERM function that is responsible for analyzing and reporting our risks, monitoring that risks remain within established tolerances, and monitoring, on an ongoing basis, that our ERM objectives are met. These objectives include ensuring proper risk controls are in place, risks are effectively identified, assessed, and managed, and key risks to which we are exposed are appropriately disclosed. Our ERM framework plays an important role in fostering our risk management culture and practices. We continue to enhance our ERM framework, which is guided by the Own Risk and Solvency Assessment (“ORSA”) model developed by the National Association of Insurance Commissioners (“NAIC”) and the National Institute of Standards and Technology (“NIST”) cybersecurity framework. These ongoing enhancements include the creation of an ERM Committee of the Board of Directors which is comprised of select board members and select members of executive management, creation and maintenance of a risk register, and regular reporting on risk management.

An additional important part of our ERM is business continuity, including in the circumstances of a catastrophe event. We have established a business continuity team made up of executive management with predefined roles and responsibilities in the event of an emergency response situation and a business continuity communication site where employees are directed to receive instructions that are tailored to various scenarios. We store all data offsite and ensure it is accessible remotely. Our communications, virtual file servers, underwriting and distribution systems, and claims portal are hosted in geographically diverse data centers domestically and globally. We maintain an additional office in Edina, Minnesota and purchase business continuity services to support our offices in the event of a disruptive event.  The majority of our workforce is also equipped to work remotely should they be unable to access our offices.

Sustainability Matters

Our Board of Directors has established a Sustainability Committee which is comprised of various members of our Board. The Sustainability Committee oversees and provides guidance on the company’s strategies related to several factors, including community resiliency, health and safety, corporate social responsibility, governance, partner diversity, and public policy matters relevant to our business.

Specific duties of the Sustainability Committee include:

• Assisting the management team in setting general strategy relating to sustainability matters;

• Developing, implementing and monitoring initiatives and policies based on that strategy; and

• Overseeing communications with employees, investors and shareholders with respect to sustainability matters.

The Sustainability Committee meets on a quarterly basis to assess progress on sustainability matters and will continue to look for opportunities to integrate sustainability concerns in our strategy.

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

The company considers sustainability factors as part of its investment strategy and reviews individual investments to ensure congruence with company goals in this area. We have also made commitments to automate manual or paper-intensive processes and promote the paperless delivery of documents to our policyholders and producers. We will remain proactive in our efforts to evolve our business in response to our changing natural environment.

Competition

The specialty insurance industry is highly competitive. While we currently target specialty markets, some of our competitors have greater resources than we do. Our primary competitors include national specialty insurance companies, including Kinsale Capital Group, Inc., RLI Corp., Skyward Specialty Insurance Group, Inc. and W.R. Berkley. We also compete with Lloyd’s of London in some of our lines. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority and the National Flood Insurance Program. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

Our insurance company subsidiaries, PSIC and PESIC each has a rating of “A” (Excellent) (Outlook Stable) from A.M. Best, which rates insurance companies based on factors of concern to policyholders.  A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. “A” (Excellent) (Outlook Stable) is the third highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.

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

Human Capital

We believe our greatest asset is our talent. As of December 31, 2024, we employed 253 team members. During 2024, our workforce increased by approximately 19% compared to the prior year, and our turnover rate was approximately 8.5%.

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

We are committed to following best-in-class sustainability practices, and we believe that our focus on sustainability fosters greater creativity and productivity, helps us serve our customers and partners more effectively, and ultimately benefits our shareholders and the communities in which we do business.  As part of our sustainability efforts, we set diversity goals in our annual Sustainability & Citizenship report. In 2024, 40% of our team members identify as a member of a minority group, and 43% of our senior executive team identifies as a member of a minority group. Our commitment to sustainability further includes our focus on "D.I.C.E", defined as follows:

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

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being.  Our compensation programs include base pay, annual incentive compensation and long-term equity-based compensation. In 2024, 100% of our workforce received equity awards and participated in our annual cash bonus plan, including all hourly personnel. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

We believe in pay transparency and we include base pay ranges in all our job listings. Additionally, we voluntarily disclose our base pay ranges to all our internal employees for the roles they hold.

Talent Development

We provide numerous training opportunities for our team members, with a focus on personal and professional development. We utilize “Coaching for Performance” methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide team members resources to achieve career goals and build leadership skills. We encourage all team members to take advantage of company supported learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current role. To support this belief, we provide a $3,000 per annum tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title. In 2024, 28% of our workforce was promoted or moved into new positions.

During the third quarter of 2024, our team members completed an engagement survey, and we received an 85% response rate, and a 87% overall engagement score. Consistent with historical practice, we use the responses and learnings from this survey to inform our future talent management strategies. Additionally, the Company was voted one of the top places to work by the San Diego Union-Tribune for the third consecutive year.

Available Information

We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy and information statements and other information regarding issuers, including us, that file electronically with the SEC. The address of that site is http://www.sec.gov. Our financial and other material information is routinely posted to and accessible on the Investors section of our website, available at www.plmr.com. Information that is contained in and can be accessed through our website or our social media is not incorporated into, and does not form a part of, this Annual Report on Form 10-K.

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

●	Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments;

●	We rely on a select group of brokers and program administrators, and such relationships may not continue;

●	There is intense competition for business in our industry;

●	Volatility in crop prices, as a result of weather conditions or other events, could adversely impact our results of operations;

Risks Related to the Economic Environment:

●	Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;

Risks Related to Technology:

●	The failure of our information technology and telecommunications systems could adversely affect our business;

●	Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

●	We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;

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

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, windstorms, floods, wildfires, and other severe events. We have incurred significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. These events could impact our business even where we do not have insured exposure, such as the 2025 California wildfires, as homes and businesses lost due to such events may cancel or not renew their policies with us which could adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

Our reinsurance coverage currently exhausts at $3.08 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $20 million for earthquake events and $15.5 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2024, we had $395.2 million of aggregate reinsurance recoverables.

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

We are subject to uncertainties which impact the adequacy of our reserves. For example, when we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise in years after a policy has lapsed.  In addition, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to us and additional lags between the time of reporting and final settlement of any claims. Consequently, estimates of loss associated with specified claims can increase as new information emerges, which could cause the reserves for the claim to become inadequate.

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

In addition to reinsurance purchased from traditional reinsurers, we have historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, we closed a $400 million 144A catastrophe bond which became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, we closed a $275 million 144A catastrophe bond which became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, we also closed a $200 million 144A catastrophe bond which became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, we also closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2024, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). A.M. Best assigns ratings that are intended to provide an independent opinion of an insurance company’s ability to meet its obligations to policyholders and such ratings are not evaluations directed to investors and are not a recommendation to buy, sell or hold our common stock or any other securities we may issue. A.M. Best’s analysis includes comparisons to peers and industry standards as well as assessments of operating plans, philosophy and management. A.M. Best periodically reviews our financial strength rating and may revise it downward or revoke it at A.M. Best’s discretion based primarily on its analyses of our balance sheet strength (including capital adequacy and loss adjustment expense reserve adequacy), operating performance and business profile. Factors that could affect such analyses include, but are not limited to:

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

Our policyholders and insurance risks are currently concentrated in California, which generated 53% of our gross written premiums for the year ended December 31, 2023 and 43% for the year ended December 31, 2024. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

For the year ended December 31, 2024, our largest program administrator distributed $403.4 million or 26.2% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2024.

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

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. For example, we recently completed the acquisition of FIA in January 2025. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses. We may not realize the anticipated benefits of acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired lines of business with our existing operations, or integrate personnel from the acquired businesses, in which case our business, financial condition and results of operations could be harmed.

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

In addition, many of the businesses that we acquire and develop will likely have smaller scales of operations prior to the implementation of our growth strategy. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. If we are not able to manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected.

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

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact our results of operations.

Weather conditions, including too much moisture (flooding or excessive rain), not enough moisture (droughts), and the level of crop prices in the commodities market heavily impact our crop insurance products. These factors are inherently unpredictable and could result in significant volatility in our operating results from one year to the next. Our results could also be negatively impacted by pests and plant disease. A large decline in the commodity prices of one or more of the major crops that we insure could have a material adverse effect on our results of operations or financial condition.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $40.5 million as of December 31, 2024.

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

We may, in certain circumstances, invest a small percentage of our investment portfolio in private companies or limited partnerships which we believe provide strategic opportunities. These types of investments are typically illiquid, and we have limited ability to take actions that protect or increase the value of this type of investment. Net losses from these investments or impairment of these investments may negatively impact our operating results.

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

The growth and evolution of artificial intelligence may impact our business and operations

In the future, we may seek to deploy and/or further rely on technologies such as artificial intelligence or machine learning in operating our business. If we are unable to deploy this technology effectively or if our competitors are better able to deploy this technology our business may be adversely impacted. Our third-party software vendors and service providers are increasingly incorporating artificial intelligence into their processes and this may expose us to additional risks should they not be able to incorporate the technology effectively. The evolution and increased reliance on artificial intelligence may exacerbate our information technology and cybersecurity risks. Furthermore, regulations around artificial intelligence continue to evolve and we may be subject to increased regulation around artificial intelligence in the future.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 44 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Our actual results may differ materially from those expressed in, or implied by, the forward-looking statements included in this Annual Report on Form 10-K as a result of various factors, including, among others:

●	claims arising from unpredictable and severe catastrophe events could reduce our earnings and stockholders’ equity and limit our ability to underwrite new insurance policies;

●	the inability to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts that are commercially acceptable to us or on terms that adequately protect us;

●	the inherent uncertainty of models resulting in actual losses that are materially different than our estimates;

●	we and our customers could be negatively and adversely impacted by pandemics, disease outbreaks, and other public health crises;

●	a decline in our financial strength rating adversely affecting the amount of business we write;

●	reinsurance counterparty credit risk;

●	the concentration of our business in California and Texas;

●	the potential loss of one or more key executives or an inability to attract and retain qualified personnel adversely affecting our results of operations;

●	our reliance on a select group of brokers;

●	the failure of any of the loss limitations or exclusions we employ, or changes in other claims or coverage issues, having a material adverse effect on our financial condition or results of operations;

●	unexpected changes in the interpretation of our coverage or provisions;

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

We employ an experienced security operations team that is responsible for the day-to-day assessment and management for material risks from cybersecurity threats. We require mandatory cybersecurity, privacy, and information handling training for all team members upon onboarding and on an annual basis thereafter. Additional role-based training is provided to the security, IT operations, and development teams. We also regularly communicate important cybersecurity updates to employees. To test the effectiveness of our training, a simulated phishing campaign is run monthly against all team members.

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

The ERM Committee of our Board of Directors is updated regularly on cybersecurity matters. The ERM Committee is comprised of select board members and select members of executive management and meets at least quarterly. During ERM meetings, our Chief Technology Officer and Head of Technology Engineering discuss key areas of cyber risk, and reviews key cybersecurity metrics and results of cybersecurity risk assessments and testing. In the event of a cybersecurity incident, our ERM Committee would also receive reports from our incident response team. The Board of Directors are briefed quarterly by the ERM Committee on cybersecurity matters that would include threats, policies, practices, and the roadmap being implemented to improve the security posture.

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

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, which occupy approximately 22,000 square feet of office space for annual rent and rent-related operating payments of approximately $1.0 million with the lease expiring in 2034. We also have an office in Edina, Minnesota, which occupies 7,457 square feet of office space for annual rent and rent-related operating payments of approximately $0.2 million. The lease for this space expires in 2027.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for Common Stock

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 22, 2025, there were approximately six holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of our total stockholders.

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

Issuer Purchases of Equity Securities

In January 2022, Company's the Board of Directors approved a share repurchase program which replaced the existing program and authorized the repurchase of up to $100 million of outstanding shares of common stock.  This program ended on March 31, 2024 and there were no share repurchases during the year ended December 31, 2024.

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from December 31, 2019 through December 31, 2024.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Palomar Holdings, Inc	$100.00	$175.96	$128.28	$89.44	$109.92	$209.13
Nasdaq Composite Index	$100.00	$143.64	$174.36	$129.75	$167.30	$215.22
Nasdaq Insurance Index	$100.00	$100.95	$114.26	$104.75	$126.13	$156.55

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

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative insurance products serving five categories: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”) carry an “A” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $1.5 billion for the year ended December 31, 2024, which reflects a compound annual growth rate of approximately 57%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 43%.

We seek to continuously grow our income by developing products in lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Crop, Environmental Liability, and E&S Casualty. In January 2025, we completed the acquisition of First Indemnity of America ("FIA"), a New Jersey domiciled insurance carrier specializing in surety bonds for small to medium sized contractors primarily in the Northeast United States. These new products diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Our gross written premiums are also impacted when we assume unearned in-force premiums due to new partnerships or other business reasons. In periods where we assume a large volume of unearned premiums, our gross written premiums may increase significantly compared to prior periods and the increase may not be indicative of future trends. The majority of our Crop written premiums are recognized in the third quarter, as we receive the requisite reporting from insureds at that time.

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

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. The majority of our insurance policies have a term of one year and premiums are earned pro rata over the terms of the policies. Crop premiums are earned ratably over the risk period. The requisite reporting of Crop premiums is primarily received in the third quarter, after the start of the risk period, and earned premium is caught up to cover the period between the start of the risk period and receipt of reporting. Generally, this process results in most of the Crop earned premiums being recognized in the third quarter of each year.

Commission and Other Income

Commission and other income consists primarily of fees and commissions earned in conjunction with underwriting policies. Commission and other income are earned on the effective date of the underlying policy.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires or casualty claims. In addition, many of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

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

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities, equity method investments, limited partnerships, and cash and cash equivalents. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premiums we receive from our insureds, less payments on policyholder claims and other operating expenses. Our balance of invested capital may be impacted in the future by repurchases of shares of our common stock or borrowings under our credit agreements.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, unrealized gains and losses on equity securities, and unrealized gains and losses on equity method and other investments. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Results of Operations

The following table summarizes our results for the years ended December 31, 2024 and 2023:

	Year Ended December 31,			Percent
	2024	2023	Change	Change
	($ in thousands, except per share data)
Gross written premiums	$1,541,962	$1,141,558	$400,404	35.1%
Ceded written premiums	(897,111)	(731,531)	(165,580)	22.6%
Net written premiums	644,851	410,027	234,824	57.3%
Net earned premiums	510,687	345,913	164,774	47.6%
Commission and other income	2,784	3,367	(583)	(17.3)%
Total underwriting revenue (1)	513,471	349,280	164,191	47.0%
Losses and loss adjustment expenses	134,759	72,592	62,167	85.6%
Acquisition expenses	149,657	107,745	41,912	38.9%
Other underwriting expenses	117,113	88,172	28,941	32.8%
Underwriting income (1)	111,942	80,771	31,171	38.6%
Interest expense	(1,138)	(3,775)	2,637	(69.9)%
Net investment income	35,824	23,705	12,119	51.1%
Net realized and unrealized gains on investments	4,568	2,941	1,627	55.3%
Income before income taxes	151,196	103,642	47,554	45.9%
Income tax expense	33,623	24,441	9,182	37.6%
Net income	117,573	79,201	38,372	48.4%
Adjustments:
Net realized and unrealized gains on investments	(4,568)	(2,941)	(1,627)	55.3%
Expenses associated with transactions	1,479	706	773	109.5%
Stock-based compensation expense	16,685	14,913	1,772	11.9%
Amortization of intangibles	1,558	1,481	77	5.2%
Expenses associated with catastrophe bond	2,483	1,640	843	51.4%
Tax impact	(1,699)	(1,480)	(219)	14.8%
Adjusted net income (1)	$133,511	$93,520	$39,991	42.8%
Key Financial and Operating Metrics
Annualized return on equity	19.6%	18.5%
Annualized adjusted return on equity (1)	22.2%	21.9%
Loss ratio	26.4%	21.0%
Expense ratio	51.7%	55.7%
Combined ratio	78.1%	76.6%
Adjusted combined ratio (1)	73.7%	71.2%
Diluted earnings per share	$4.48	$3.13
Diluted adjusted earnings per share (1)	$5.09	$3.69
Catastrophe losses	$27,846	$3,442
Catastrophe loss ratio (1)	5.5%	1.0%
Adjusted combined ratio excluding catastrophe losses (1)	68.3%	70.2%
Adjusted underwriting income (1)	$134,147	$99,511	$34,636	34.8%

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums were $1.5 billion for the year ended December 31, 2024 compared to $1.1 billion for the year ended December 31, 2023, an increase of $400.4 million, or 35.1%. Premium growth was primarily due to an increased volume of policies written across our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships.

The following table summarizes our gross written premiums by product and shows each product's percentage of total gross written premiums for each period:

	Year Ended December 31,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Product (1)
Earthquake	$522,864	33.9%	$436,897	38.3%	$85,967	19.7%
Inland Marine and Other Property	334,079	21.7%	250,022	21.9%	84,057	33.6%
Fronting	333,188	21.6%	352,141	30.8%	(18,953)	(5.4)%
Casualty	235,592	15.3%	90,388	7.9%	145,204	160.6%
Crop	116,239	7.5%	12,110	1.1%	104,129	859.9%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$400,404	35.1%

(1) - Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. The volume of fronting premiums written each period may vary due to the timing of entering new fronting partnerships and terminations of existing fronting partnerships. A large fronting partnership terminated in the third quarter of 2024, causing the decline in fronting premiums shown above.

The year ended December 31, 2024 was our first full year of offering Crop products, which led to the growth shown above. Crop premiums are primarily written and earned during the third quarter of each year.

The following table summarizes our gross written premiums by insurance subsidiary:

	Year Ended December 31,
	2024		2023
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP	Change	% Change
Subsidiary
PSIC	$823,263	53.4%	$653,809	57.3%	$169,454	25.9%
PESIC	661,404	42.9%	487,749	42.7%	173,655	35.6%
Laulima	57,295	3.7%	—	—%	57,295	NM
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$400,404	35.1%

NM- Not meaningful

Ceded Written Premiums

Ceded written premiums increased $165.6 million, or 22.6%, to $897.1 million for the year ended December 31, 2024 from $731.5 million for the year ended December 31, 2023. The increase was primarily due to increased premiums ceded related to our Crop products as these products saw significant growth and we currently cede the majority of Crop premiums and risk to reinsurers. In addition, our XOL reinsurance expense increased due to growth in exposure and higher rates on XOL reinsurance.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 58.2% for the year ended December 31, 2024 from 64.1% for the year ended December 31, 2023. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current year were subject to lower quota share or XOL cession percentages compared to premiums written in the prior year.

Net Written Premiums

Net written premiums increased $234.8 million, or 57.3%, to $644.9 million for the year ended December 31, 2024 from $410.0 million for the year ended December 31, 2023. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Earthquake products, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $164.8 million, or 47.6%, to $510.7 million for the year ended December 31, 2024 from $345.9 million for the year ended December 31, 2023 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis for each period presented:

	Year Ended
	December 31,
	2024	2023	Change	% Change
	($ in thousands)
Gross earned premiums	$1,397,369	$1,015,722	$381,647	37.6%
Ceded earned premiums	(886,682)	(669,809)	(216,873)	32.4%
Net earned premiums	$510,687	$345,913	$164,774	47.6%

Net earned premium ratio	36.5%	34.1%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income decreased $0.6 million, or 17.3%, to $2.8 million for the year ended December 31, 2024 from $3.4 million for the year ended December 31, 2023. The decrease was driven by a decrease in policy related fees driven by changes in the mix of business produced.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $62.2 million, or 85.6%, to $134.8 million for the year ended December 31, 2024 from $72.6 million for the year ended December 31, 2023.

Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2024	2023	Change	% Change
	($ in thousands)
Catastrophe losses	$27,846	$3,442	$24,404	709.0%
Non-catastrophe losses	106,913	69,150	37,763	54.6%
Total losses and loss adjustment expenses	$134,759	$72,592	$62,167	85.6%
Catastrophe loss ratio	5.5%	1.0%
Non-catastrophe loss ratio	20.9%	20.0%
Total loss ratio	26.4%	21.0%

Catastrophe losses increased during the year ended December 31, 2024 due to higher frequency and severity of catastrophe events compared to the prior year. Catastrophe losses during the year ended December 31, 2024 were related to floods occurring during the first quarter, severe convective storms occurring during the second quarter, and Hurricanes Beryl, Debby, Helene and Milton which occurred during the third and fourth quarters. Catastrophe losses during the year ended December 31, 2023 were primarily related to floods occurring during the first quarter and severe convective storms occurring during the second quarter.

Non-catastrophe attritional losses increased due to a higher volume of premiums being subject to attritional losses, primarily driven by the growth in Casualty and Inland Marine and other Property premiums.

Acquisition Expenses

Acquisition expenses increased $41.9 million, or 38.9%, to $149.7 million for the year ended December 31, 2024 from $107.7 million for the year ended December 31, 2023. The increase was primarily due to higher commission expenses driven by higher gross earned premiums. This was partially offset by higher ceding commissions due to a higher volume of premiums subject to quota share arrangements.

Acquisition expenses as a percentage of gross earned premiums were 10.7% for the year ended December 31, 2024 compared to 10.6% for the year ended December 31, 2023. Acquisition expenses as a percentage of gross earned premiums slightly increased due to the higher commission expenses as a percentage of gross earned premiums due to changes in mix of business produced.

Other Underwriting Expenses

Other underwriting expenses increased $28.9 million, or 32.8%, to $117.1 million for the year ended December 31, 2024 from $88.2 million for the year ended December 31, 2023. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 8.4% for the year ended December 31, 2024 compared to 8.7% for the year ended December 31, 2023. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 6.8% for the year ended December 31, 2024 compared to 6.8% for the year ended December 31, 2023. This percentage was relatively consistent as adjusted operating expenses grew at approximately the same rate as gross earned premiums. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $12.1 million, or 51.1%, to $35.8 million for the year ended December 31, 2024 from $23.7 million for the year ended December 31, 2023. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2024 and higher yields on invested assets.

The Company incurred $4.6 million of net realized and unrealized gains on investments for the year ended December 31, 2024 compared to $2.9 million of net realized and unrealized gains for the year ended December 31, 2023. In both periods, the balance was primarily driven by unrealized gains on our equity securities due to the general performance of equity security markets. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2024	2023	Change	% Change
	($ in thousands)
Interest income	$35,433	$23,349	$12,084	51.8%
Dividend income	1,075	871	204	23.4%
Investment management fees and expenses	(684)	(515)	(169)	32.8%
Net investment income	35,824	23,705	12,119	51.1%
Net realized and unrealized gains on investments	4,568	2,941	1,627	55.3%
Total	$40,392	$26,646	$13,746	51.6%

Income Tax Expense

Income tax expense increased $9.2 million, or 37.6%, to $33.6 million for the year ended December 31, 2024 compared to $24.4 million during the year ended December 31, 2023. For the year ended December 31, 2024 our effective tax rate was 22.2% and the difference between our tax effective tax rate and the statutory rate of 21% relates primarily to non-deductible executive compensation expense and state taxes, offset by the permanent component of employee stock options. For the year ended December 31, 2023, our effective tax rate was 23.6% and the difference between our tax rate and the statutory rate of 21% relates primarily to non-deductible executive compensation expense and state taxes, offset by the permanent component of employee stock options.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Total revenue	$553,863	$375,926
Net investment income	(35,824)	(23,705)
Net realized and unrealized (gains) losses on investments	(4,568)	(2,941)
Underwriting revenue	$513,471	$349,280

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Year Ended
	December 31,
	2024	2023
	(in thousands)
Income before income taxes	$151,196	$103,642
Net investment income	(35,824)	(23,705)
Net realized and unrealized (gains) losses on investments	(4,568)	(2,941)
Interest expense	1,138	3,775
Underwriting income	$111,942	$80,771
Expenses associated with transactions	1,479	706
Stock-based compensation expense	16,685	14,913
Amortization of intangibles	1,558	1,481
Expenses associated with catastrophe bond	2,483	1,640
Adjusted underwriting income	$134,147	$99,511

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2024	2023
	(in thousands)
Net income	$117,573	$79,201
Adjustments:
Net realized and unrealized (gains) losses on investments	(4,568)	(2,941)
Expenses associated with transactions	1,479	706
Stock-based compensation expense	16,685	14,913
Amortization of intangibles	1,558	1,481
Expenses associated with catastrophe bond	2,483	1,640
Tax impact	(1,699)	(1,480)
Adjusted net income	$133,511	$93,520

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

Adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Numerator: Adjusted net income	$133,511	$93,520
Denominator: Average stockholders' equity	600,140	428,002
Adjusted return on equity	22.2%	21.9%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$398,745	$265,142
Denominator: Net earned premiums	$510,687	$345,913
Combined ratio	78.1%	76.6%
Adjustments to numerator:
Expenses associated with transactions	(1,479)	(706)
Stock-based compensation expense	(16,685)	(14,913)
Amortization of intangibles	(1,558)	(1,481)
Expenses associated with catastrophe bond	(2,483)	(1,640)
Adjusted combined ratio	73.7%	71.2%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2024	2023
	(in thousands except shares and per share data)
Adjusted net income	$133,511	$93,520
Weighted-average common shares outstanding, diluted	26,223,842	25,327,091
Diluted adjusted earnings per share	$5.09	$3.69

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

Catastrophe loss ratio is calculated as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Numerator: Losses and loss adjustment expenses	$134,759	$72,592
Denominator: Net earned premiums	$510,687	$345,913
Loss ratio	26.4%	21.0%

Numerator: Catastrophe losses	$27,846	$3,442
Denominator: Net earned premiums	$510,687	$345,913
Catastrophe loss ratio	5.5%	1.0%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2024	2023
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$398,745	$265,142
Denominator: Net earned premiums	$510,687	$345,913
Combined ratio	78.1%	76.6%
Adjustments to numerator:
Expenses associated with transactions	$(1,479)	$(706)
Stock-based compensation expense	(16,685)	(14,913)
Amortization of intangibles	(1,558)	(1,481)
Expenses associated with catastrophe bond	(2,483)	(1,640)
Catastrophe losses	(27,846)	(3,442)
Adjusted combined ratio excluding catastrophe losses	68.3%	70.2%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2024	2023
	(in thousands)
Stockholders’ equity	$729,030	$471,252
Intangible assets	(13,242)	(12,315)
Tangible stockholders’ equity	$715,788	$458,937

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

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $99.6 million in 2025 without approval by the California and Oregon Insurance Commissioners. During October 2024, PSIC elected to pay a dividend of $95.0 million to its parent company.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $4.2 million in 2025 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2024 and December 31, 2023, the total adjusted capital of PSIC and PESIC were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary, PSRE, is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2024 and December 31, 2023.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2024 and December 31, 2023, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2025 is calculated to be approximately $4.2 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. There were no dividends declared or paid during the years ended December 31, 2024 and December 31, 2023

One of our insurance company subsidiaries, PSIC, is a member of the Federal Home Loan Bank of San Francisco (FHLB). Membership allows PSIC access to collateralized advances, which may be used to support and enhance liquidity management. The amount of advances that may be taken is dependent on statutory admitted assets.

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

We generated positive cash flows from operations for the years ended December 31, 2024 and 2023. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year ended
	December 31,
	2024	2023
	($ in thousands)
Cash provided by (used in):
Operating activities	$261,157	$116,106
Investing activities	(306,244)	(128,478)
Financing activities	73,774	(3,940)
Change in cash, cash equivalents, and restricted cash	$28,687	$(16,312)

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

Cash provided by financing activities for the year ended December 31, 2024 related to the receipt of $115.7 million in proceeds from a stock offering, $7.0 million in proceeds from stock option exercises, $2.8 million in proceeds from policy holder contributions of surplus and $0.9 million in proceeds from our employee stock purchase plan, offset by $52.6 million in payments on our FHLB line of credit. Cash used in financing activities for the year ended December 31, 2023 related to the repurchase of $22.3 million of our common stock, offset by $16.2 million in proceeds from our FHLB line of credit, $1.2 million in proceeds from stock option exercises and $0.8 million in proceeds from our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,068.3 million in cash and investment securities available at December 31, 2024. We also have the ability to access additional capital through pursuing third-party borrowings including our credit agreements, sales of our equity or debt securities, or entrance into a reinsurance arrangement.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2024:

	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	(in thousand)
Reserves for losses and loss adjustment expenses	$503,382	$383,684	$67,713	$48,367	$3,618
Operating lease obligations	9,906	1,050	2,790	1,015	5,051
Total	$233,602	$178,843	$30,321	$24,155	$283

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2024 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Share repurchases

Our share repurchase program expired on March 31, 2024 and we did not make any share repurchases during the year ended December 31, 2024.

Credit Agreement

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each SOFR (as defined in the Credit Agreement) rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at our discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. Currently, $5.6 million of the borrowing capacity of the Credit Agreement is pledged as collateral and not able to be utilized.

As of December 31, 2024 we do not have any outstanding borrowings under the Credit Agreement, but we may seek to borrow under the Credit Agreement in the future.

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

As of December 31, 2024, the Company did not have any borrowings outstanding through the FHLB line of credit.

Financial Condition

Stockholders’ Equity

At December 31, 2024 total stockholders’ equity was $729.0 million and tangible stockholders’ equity was $715.8 million, compared to total stockholders’ equity of $471.3 million and tangible stockholders’ equity of $458.9 million as of December 31, 2023. Stockholders’ equity increased primarily due to net income we earned for the period, stock offering proceeds, and activity related to stock-based compensation.  Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholders’ equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2024, the majority of our investment portfolio, or $939.0 million, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $40.5 million of equity securities. In addition, we maintained a non-restricted cash and cash equivalent balance of $80.5 million at December 31, 2024. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.04 and 3.48 years and an average rating of A1/A+ and “Aa3/A+” at December 31, 2024 and December 31, 2023, respectively. Our fixed income investment portfolio had a book yield of 4.59% as of December 31, 2024, compared to 4.07% as of December 31, 2023.

At December 31, 2024 and December 31, 2023 the amortized cost and fair value on available-for-sale securities were as follows:

December 31, 2024	Amortized Cost or Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$32,806	3.5%
U.S. States, Territories, and Political Subdivisions	10,606	9,778	1.0%
Special revenue excluding mortgage/asset-backed securities	30,283	26,634	2.8%
Corporate and other	492,395	475,491	50.6%
Mortgage/asset-backed securities	406,597	394,337	42.0%
Total available-for-sale investments	$973,330	$939,046	100.0%

December 31, 2023	Amortized Cost or Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$40,836	$39,420	6.1%
U.S. States, Territories, and Political Subdivisions	10,641	9,902	1.5%
Special revenue excluding mortgage/asset-backed securities	32,513	29,511	4.6%
Corporate and other	316,590	300,239	46.6%
Mortgage/asset-backed securities	274,550	264,727	41.1%
Total available-for-sale investments	$675,130	$643,799	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2024 and December 31, 2023:

December 31, 2024	Estimated Fair Value	% of Total
	($ in thousands)
Rating
AAA	$130,161	13.9%
AA	305,267	32.5%
A	254,890	27.1%
BBB	236,855	25.2%
BB	10,614	1.1%
B	1,258	0.1%
CCC&Below	1	0.0%
	$939,046	100.0%

December 31, 2023	Estimated Fair Value	% of Total
	($ in thousands)
Rating
AAA	$98,823	15.4%
AA	211,354	32.8%
A	205,162	31.9%
BBB	119,016	18.5%
BB	5,869	0.9%
B	735	0.1%
CCC&Below	2,840	0.4%
	$643,799	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2024 were as follows:

December 31, 2024	Amortized Cost	Fair Value	% of Total Fair Value
	($ in thousands)
Due within one year	$76,696	$76,089	8.1%
Due after one year through five years	195,931	190,627	20.3%
Due after five years through ten years	192,924	183,560	19.5%
Due after ten years	101,182	94,433	10.1%
Mortgage and asset-backed securities	406,597	394,337	42.0%
	$973,330	$939,046	100.0%

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2024 and 2023.

	December 31, 2024
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$164,665	32.7%	$40,731	26.2%
IBNR	338,717	67.3%	114,568	73.8%
Total reserves	$503,382	100.0%	$155,299	100.0%

	December 31, 2023
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$124,170	36.3%	$38,428	39.4%
IBNR	218,105	63.7%	59,225	60.6%
Total reserves	$342,275	100.0%	$97,653	100.0%

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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2024. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate LLAE	December 31, 2024		Potential Impact on 2024
Sensitivity	Accident Year	Sensitivity Factor	Net Ultimate Incurred LLAE	Net LLAE Reserve	Pre‑tax income	Stockholders’ Equity*
	(in thousands)
Sample increases	2024	5.0%	$137,788	$94,215	$6,889	$5,443
	2023	2.5%	$68,066	$31,171	$1,702	$1,344
	Prior	1.0%	$219,724	$29,913	$2,197	$1,736
Sample decreases	2024	(5.0)%	$137,788	$94,215	$(6,889)	$(5,443)
	2023	(2.5)%	$68,066	$31,171	$(1,702)	$(1,344)
	Prior	(1.0)%	$219,724	$29,913	$(2,197)	$(1,736)

*	Effective tax rate estimated to be 21%

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2021 to	2022 to	2023 to
Accident Year	2021	2022	2023	2024	2022	2023	2024
	(in thousands)
Prior	$450,570	$450,904	$417,234	$416,443	$334	$(33,670)	$(791)
2022		200,765	198,635	182,660	—	(2,130)	(15,975)
2023			334,520	308,049	—	—	(26,471)
2024				537,646	—	—	—
					$334	$(35,800)	$(43,237)

	Net Ultimate Loss and LAE
					Development- (Favorable) Unfavorable
	Calendar Year				2021 to	2022 to	2023 to
Accident Year	2021	2022	2023	2024	2022	2023	2024
	(in thousands)
Prior	$139,530	$141,913	$137,405	$139,173	$2,383	$(4,508)	$1,768
2022		76,289	83,026	80,551	—	6,737	(2,475)
2023			70,346	68,015	—	—	(2,331)
2024				137,788	—	—	—
					$2,383	$2,229	$(3,038)

During the year ended December 31, 2024, our total gross incurred losses for accident years 2023 and prior developed favorably by $43.2 million. The gross favorable development was due primarily to lower than anticipated severity of attritional losses in our Inland Marine and other property line of business. On a net basis, the development was favorable by $3.0 million due to the same reason.

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

The Company has one investment in a limited liability company which is accounted for under the equity method of accounting whereby the investment carrying amount is adjusted in subsequent periods to reflect the Company's share of earnings or losses. The Company also invests a small portion of its portfolio in limited partnerships, which are classified as other investments on its consolidated balance sheet. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient.

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

In assessing the need for a deferred tax asset valuation allowance, we are required to make certain judgments and assumptions about our future operations based on historical experience and information regarding reversals of existing temporary differences, carryback capacity, future taxable income and tax planning strategies. Recent events, including changes in market interest rates and significant financial market volatility have caused us to incur unrealized losses on investments which contributes to us having a net capital deferred tax asset in the amount of $5.3 million at December 31, 2024, as compared to a net capital deferred tax asset of $5.9 million at December 31, 2023. We are currently utilizing tax planning strategies in our assessment of the realizability of a portion of our net capital deferred tax asset at December 31, 2024. These tax planning strategies include the holding of fixed maturity securities that are currently in a net unrealized loss position for tax purposes until recovery or maturity, if needed, to avoid future expiring capital loss carryforwards.

As of December 31, 2024, we had a valuation allowance of $3.4 million relating to our state net operating loss carryforwards and the remainder of our deferred tax assets did not require a valuation allowance.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 73.5% rated “A−” or better. At December 31, 2024, 1.3% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2024, the estimated fair value of our fixed maturities was $939.0 million. We estimate that a 100-basis point increase in interest rates would cause a 3.7% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 4.0% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

Equity Price Risk

Equity risk represents the potential economic losses due to adverse changes in equity security prices.  As of December 31, 2024, the estimated fair value of our equity securities was $40.5 million.  Our equity securities consist primarily of exchange traded funds which seek to track the performance of the broader U.S. stock market. Therefore, the fair value of our equity securities will fluctuate with the value of the overall U.S. stock market and a large decline in the value of the U.S. stock market would cause a corresponding decline in the value of our equity securities.

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

Seasonality

Our Inland Marine and Other Property line of business exposes us to claims from seasonal weather events such as hurricanes and windstorms. The occurrence of such events typically increases between June and November of each year. As a result, we may experience increased losses in our Inland Marine and Other Property line of business during this period.  We also write and earn the majority of our Crop premiums during the third quarter of each year.

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2024 and 2023 and for each of the Three Years Ended December 31, 2024, 2023 and 2022

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	84

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2024 and 2023	87

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2024, 2023 and 2022	88

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2024, 2023 and 2022	89

Consolidated Statements of Cash Flows for the three years ended December 31, 2024, 2023 and 2022	90

Notes to Consolidated Financial Statements	92

Schedule II—Condensed Financial Information of Registrant—Parent Company only	125

Schedule V—Valuation and Qualifying Accounts	129

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 25, 2025 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 25, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedules listed in the Index at Item 15(a)  (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2025 expressed an unqualified opinion thereon.

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

Valuation of Reserve for Losses and Loss Adjustment Expenses

Description of the Matter

At December 31, 2024, the reserve for losses and loss adjustment expenses (LAE) is $503,382 (in thousands). As explained in Notes 2 and 9 to the consolidated financial statements, the reserve for losses and LAE represents management's best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

February 25, 2025

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $973,330 in 2024; $675,130 in 2023)	$939,046	$643,799
Equity securities, at fair value (cost: $32,987 in 2024; $43,003 in 2023)	40,529	43,160
Equity method investment	2,277	2,617
Other investments	5,863	—
Total investments	987,715	689,576
Cash and cash equivalents	80,438	51,546
Restricted cash	101	306
Accrued investment income	8,440	5,282
Premium receivable	305,724	261,972
Deferred policy acquisition costs, net of ceding commissions and fronting fees	94,881	60,990
Reinsurance recoverable on paid losses and loss adjustment expenses	47,076	32,172
Reinsurance recoverable on unpaid losses and loss adjustment expenses	348,083	244,622
Ceded unearned premiums	276,237	265,808
Prepaid expenses and other assets	91,086	72,941
Deferred tax assets, net	8,768	10,119
Property and equipment, net	429	373
Goodwill and intangible assets, net	13,242	12,315
Total assets	$2,262,220	$1,708,022
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$70,079	$42,376
Reserve for losses and loss adjustment expenses	503,382	342,275
Unearned premiums	741,692	597,103
Ceded premium payable	190,168	181,742
Funds held under reinsurance treaty	27,869	13,419
Income taxes payable	—	7,255
Borrowings from credit agreements	—	52,600
Total liabilities	1,533,190	1,236,770
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,529,402 and 24,772,987 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid-in capital	493,656	350,597
Accumulated other comprehensive loss	(26,845)	(23,991)
Retained earnings	262,216	144,643
Total stockholders' equity	729,030	471,252
Total liabilities and stockholders' equity	$2,262,220	$1,708,022

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Gross written premiums	$1,541,962	$1,141,558	$881,868
Ceded written premiums	(897,111)	(731,531)	(524,575)
Net written premiums	644,851	410,027	357,293
Change in unearned premiums	(134,164)	(64,114)	(40,827)
Net earned premiums	510,687	345,913	316,466
Net investment income	35,824	23,705	13,877
Net realized and unrealized gains (losses) on investments	4,568	2,941	(7,529)
Commission and other income	2,784	3,367	4,272
Total revenues	553,863	375,926	327,086
Expenses:
Losses and loss adjustment expenses	134,759	72,592	78,672
Acquisition expenses, net of ceding commissions and fronting fees	149,657	107,745	110,771
Other underwriting expenses	117,113	88,172	69,219
Interest expense	1,138	3,775	873
Total expenses	402,667	272,284	259,535
Income before income taxes	151,196	103,642	67,551
Income tax expense	33,623	24,441	15,381
Net income	$117,573	$79,201	$52,170
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	(2,854)	12,524	(41,827)
Total comprehensive income	$114,719	$91,725	$10,343
Per Share Data:
Basic earnings per share	$4.61	$3.19	$2.07
Diluted earnings per share	$4.48	$3.13	$2.02

Weighted-average common shares outstanding:
Basic	25,520,343	24,822,004	25,243,397
Diluted	26,223,842	25,327,091	25,796,008

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Accumulated
	Number of			Other
	Common		Additional	Comprehensive		Total
	Shares	Common	Paid-In	Income	Retained	Stockholders'
	Outstanding	Stock	Capital	(Loss)	Earnings	Equity
Balance at December 31, 2021	25,428,929	$3	$318,902	$5,312	$69,952	$394,169

Other comprehensive loss, net of tax	—	—	—	(41,827)	—	(41,827)
Stock-based compensation	—	—	11,624	—	—	11,624
Issuance of common stock via employee stock purchase plan	13,990	—	760	—	—	760
Issuance of common stock via equity incentive plan	205,963	—	2,272	—	—	2,272
Repurchases of common stock	(621,415)	—	—	—	(34,414)	(34,414)
Net income	—	—	—	—	52,170	52,170
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754

Other comprehensive income, net of tax	—	—	—	12,524	—	12,524
Stock-based compensation	—	—	14,913	—	—	14,913
Issuance of common stock via employee stock purchase plan	17,080	—	799	—	—	799
Issuance of common stock via equity incentive plan	147,341	—	1,237	—	—	1,237
Policy holder contribution to surplus	—	—	90	—	—	90
Repurchases of common stock	(418,901)	—	—	—	(22,266)	(22,266)
Net income	—	—	—	—	79,201	79,201
Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252

Other comprehensive loss, net of tax	—	—	—	(2,854)	—	(2,854)
Stock-based compensation	—	—	16,685	—	—	16,685
Issuance of common stock in stock offering, net of offering costs	1,380,000	—	115,724	—	—	115,724
Issuance of common stock via employee stock purchase plan	17,100	—	902	—	—	902
Issuance of common stock via equity incentive plan	359,315	—	6,990	—	—	6,990
Policy holder contribution to surplus	—	—	2,758	—	—	2,758
Net income	—	—	—	—	117,573	117,573
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$117,573	$79,201	$52,170
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	16,685	14,913	11,624
Depreciation and amortization expense	5,106	4,503	4,115
Allowance for credit loss on fixed maturity securities	—	—	236
Net realized and unrealized losses (gains) on investments	(4,568)	(2,941)	7,529
Amortization of premium on fixed maturity securities	(945)	(9)	1,607
Deferred income tax expense	2,110	(2,826)	(3,519)
Changes in operating assets and liabilities:
Accrued investment income	(3,158)	(1,505)	(1,052)
Premium receivable	(43,752)	(99,114)	(74,846)
Deferred policy acquisition costs	(33,891)	(4,250)	(787)
Reinsurance recoverables	(118,365)	(83,181)	(36,298)
Ceded unearned premiums	(10,429)	(61,724)	(145,768)
Prepaid expenses and other assets	(15,704)	(24,885)	(4,017)
Accounts payable and other accrued liabilities	29,178	15,666	5,426
Reserve for losses and loss adjustment expenses	161,107	110,860	58,049
Unearned premiums	144,589	125,789	186,649
Ceded premiums payable	8,426	35,615	108,667
Funds held under reinsurance treaty	14,450	2,739	(202)
Income taxes payable	(7,255)	7,255	—
Net cash provided by operating activities	261,157	116,106	169,583
Investing activities
Purchases of property and equipment	(243)	(15)	(313)
Capitalized software costs	(5,803)	(6,744)	(5,623)
Purchases of fixed maturity securities	(601,410)	(233,770)	(382,114)
Purchases of equity securities	(202)	(945)	(10,518)
Purchase of equity method investment	—	(3,000)	—
Sales and maturities of fixed maturity securities	301,847	120,285	242,726
Sales of equity securities	9,014	295	—
Change in securities receivable or payable, net	(1,475)	950	(950)
Investments in limited partnerships	(5,485)	—	—
Acquisitions, net of cash acquired	—	(5,534)	(15)
Purchase of policy renewal rights	(2,487)	—	—
Net cash used in investing activities	(306,244)	(128,478)	(156,807)
Financing activities
Net (payments on) proceeds from line of credit	(52,600)	16,200	36,400
Proceeds from common stock issued via employee stock purchase plan	902	799	760
Proceeds from common stock issued via stock option exercises	6,990	1,237	2,272
Policy holder contribution to surplus	2,758	90	—
Repurchase of common stock	—	(22,266)	(34,415)
Proceeds from stock offering, net of offering costs	115,724	—	—
Net cash provided by (used in) financing activities	73,774	(3,940)	5,017
Net increase in cash, cash equivalents and restricted cash	28,687	(16,312)	17,793
Cash, cash equivalents and restricted cash at beginning of period	51,852	68,164	50,371
Cash, cash equivalents and restricted cash at end of period	$80,539	$51,852	$68,164

Supplementary cash flow information:
Cash paid for income taxes	$38,454	$21,124	$18,890
Cash paid for interest	$1,048	$3,682	$704

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31, 2024	December 31, 2023
Cash and cash equivalents	$80,438	$51,546
Restricted cash	101	306
Cash and cash equivalents and restricted cash	$80,539	$51,852

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

PSIC is a property and casualty insurance company domiciled in the state of Oregon.  PSIC is licensed to underwrite insurance on an admitted basis in 44 states in the United States, as of December 31, 2024, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

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

Segment Reporting

The Company has a single operating segment, the property and casualty insurance business. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer.  The significant segment expenses provided to the CODM are consistent with the categories shown in the Company's Consolidated Statements of Income and Comprehensive Income and there are no other segment items used by the CODM.  The CODM reviews the Company's revenue, expenses and net income as reported under GAAP, which is the primary measure of segment profit or loss. The CODM reviews these measures, comparing them to prior periods and expectations, and makes resource allocation decisions based on the analysis. While the Company’s CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

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

Unrealized gains and losses related to fixed maturity securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income and comprehensive income. The Company uses the specific-identification method to determine the cost of fixed maturity securities sold and the first-in, first-out method for lots of equity securities sold. The Company has one investment in a limited liability company which is accounted for under the equity method of accounting whereby the investment carrying amount is adjusted in subsequent periods to reflect the Company's share of earnings or losses. Gains or losses from this equity method investment are recognized as a component of realized and unrealized gains or losses on investments in the Company's Statement of Income and Comprehensive Income. The Company also invests a small portion of its portfolio in limited partnerships, which are classified as other investments on the consolidated balance sheet. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. Gains or losses from other investments are recognized as a component of realized and unrealized gains or losses on investments in the Company's Statement of Income and Comprehensive Income.

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

The Company recorded an immaterial allowance for uncollectible premiums as of  December 31, 2024 and  December 31, 2023, and believes that all other amounts are collectable.

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

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2024 or 2023.

Deferred Policy Acquisition Costs

The costs of successfully acquiring new business, principally commission expense and premium taxes, are deferred and amortized over the terms of the policies in force, net of any ceding commissions or fronting fees and are shown as acquisition expenses in the accompanying consolidated statements of income and comprehensive income.

Commission and Other Income

Commission and other income is comprised of commissions and fees earned in conjunction with underwriting policies. Commission and fee income is earned at the time the policy is written.

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

Intangible Assets and Goodwill

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist of customer relationships which are amortized over a period of 8 years. Indefinite lived intangible assets consist primarily of state licenses acquired upon formation of the Company. Goodwill was recognized as a result of a business acquisition during 2023. Intangible assets and goodwill are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant. No impairments of intangible assets or goodwill were recognized for the years ended December 31, 2024, 2023 or 2022.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2024, 2023 or 2022.

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

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has experienced minimal credit losses from reinsurance recoverables and did not have an allowance for uncollectible reinsurance recoverables as of December 31, 2024 or December 31, 2023.

Stock Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. For stock option grants, the fair value of awards is estimated using the Black Scholes Model. The fair value of restricted stock units is determined using the closing price of the Company's common stock on the grant date. The fair value of performance stock units containing employee service or company financial performance-based conditions is determined using the closing price of the Company's common stock on the grant date. The fair value of performance stock units containing conditions based on performance of the Company’s stock is determined using a Monte Carlo simulation. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2024 and 2023, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2024, 2023, or 2022.

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

Recently adopted accounting pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss to assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker ("CODM"), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures, providing new disclosure requirements for entities with a single reportable segment, and requiring other new disclosures. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company adopted this guidance beginning with this Annual Report on Form 10-K and the adoption did not have a significant impact to the Company's required disclosures.

Recently issued accounting pronouncements not yet adopted

Income Statement Expenses

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending December 31, 2027, and for interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

3. Investments

The Company’s available-for-sale investments are summarized as follows:

December 31, 2024	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities:
U.S. Governments	$33,449	$6	$(649)	$—	$32,806
U.S. States, Territories, and Political Subdivisions	10,606	29	(857)	—	9,778
Special revenue excluding mortgage/asset-backed securities	30,283	85	(3,734)	—	26,634
Corporate and other	492,395	1,689	(18,349)	(244)	475,491
Mortgage/asset-backed securities	406,597	1,408	(13,668)	—	394,337
Total available-for-sale investments	$973,330	$3,217	$(37,257)	$(244)	$939,046

December 31, 2023	Amortized Cost or Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
	(in thousands)
Fixed maturities:
U.S. Governments	$40,836	$—	$(1,416)	$—	$39,420
U.S. States, Territories, and Political Subdivisions	10,641	100	(839)	—	9,902
Special revenue excluding mortgage/asset-backed securities	32,513	147	(3,149)	—	29,511
Corporate and other	316,590	1,750	(17,197)	(904)	300,239
Mortgage/asset-backed securities	274,550	1,879	(11,702)	—	264,727
Total available-for-sale investments	$675,130	$3,876	$(34,303)	$(904)	$643,799

Security holdings in an unrealized loss position

As of December 31, 2024, the Company held 595 fixed maturity securities in an unrealized loss position with a total estimated fair value of $664.0 million and total gross unrealized losses of $37.3 million. As of December 31, 2023, the Company held 483 fixed maturity securities in an unrealized loss position with a total estimated fair value of $451.0 million and total gross unrealized losses of $34.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2024 and 2023, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$16,507	$(65)	$14,291	$(584)	$30,798	$(649)
U.S. States, Territories, and Political Subdivisions	2,614	(419)	5,076	(438)	7,690	(857)
Special revenue excluding mortgage/asset-backed securities	2,182	(426)	21,733	(3,308)	23,915	(3,734)
Corporate and other	181,179	(4,996)	176,531	(13,353)	357,710	(18,349)
Mortgage/asset-backed securities	152,287	(2,820)	91,572	(10,848)	243,859	(13,668)
Total	$354,769	$(8,726)	$309,203	$(28,531)	$663,972	$(37,257)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2023	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$738	$(1)	$38,063	$(1,415)	$38,801	$(1,416)
U.S. States, Territories, and Political Subdivisions	—	—	6,196	(839)	6,196	(839)
Special revenue excluding mortgage/asset-backed securities	—	—	26,736	(3,149)	26,736	(3,149)
Corporate and other	28,872	(480)	204,034	(16,717)	232,906	(17,197)
Mortgage/asset-backed securities	29,334	(245)	117,016	(11,457)	146,350	(11,702)
Total	$58,944	$(726)	$392,045	$(33,577)	$450,989	$(34,303)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss related to any of these securities. An allowance for credit losses of $0.2 million and $0.9 million was recorded pertaining to one investment security as of December 31, 2024 and 2023, respectively. For the remaining securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available-for-sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2024, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$76,696	$76,089
Due after one year through five years	195,931	190,627
Due after five years through ten years	192,924	183,560
Due after ten years	101,182	94,433
Mortgage and asset-backed securities	406,597	394,337
	$973,330	$939,046

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in available-for-sale gross unrealized gains or losses by investment type:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$(2,953)	$15,185	$(53,076)
Net increase (decrease)	$(2,953)	$15,185	$(53,076)

Net investment income summary

Net investment income is summarized as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Interest income	$35,433	$23,349	$13,631
Dividend income	1,075	871	739
Investment expense	(684)	(515)	(493)
Net investment income	$35,824	$23,705	$13,877

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2024	2023	2022
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$179	$89	$14
Gains on sales of equity securities	20	—	—
Total realized gains	199	89	14
Realized losses:
Losses on sales of fixed maturity securities	(2,489)	(32)	(2,340)
Losses on sales of equity securities	—	—	—
Total realized losses	(2,489)	(32)	(2,340)
Net realized investment gains (losses)	(2,290)	57	(2,326)
Change in allowance for credit losses	659	(667)	—
Net unrealized gains (losses) on equity securities	6,161	3,933	(5,203)
Net unrealized losses on equity method investment	(340)	(382)	—
Net unrealized gains on other investments	378
Net realized and unrealized gains (losses) on investments	$4,568	$2,941	$(7,529)

Proceeds from the sale of fixed maturity securities were $6.3 million, $10.1 million and $19.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available-for-sale investments on the consolidated balance sheets. At December 31, 2024 and 2023, the carrying value of securities on deposit with state regulatory authorities was $9.9 million and $8.6 million, respectively.

The Company has investments in limited partnerships, recorded in the other investments line of the consolidated balance sheet. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of  December 31, 2024 the Company had unfunded commitments to invest an additional $79.5 million in these limited partnerships.

4. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and 2023:

December 31, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,806	$—	$32,806
U.S. States, Territories, and Political Subdivisions	—	9,778	—	9,778
Special revenue excluding mortgage/asset-backed securities	—	26,634	—	26,634
Corporate and other	—	475,491	—	475,491
Mortgage/asset-backed securities	—	394,337	—	394,337
Equity securities	40,529	—	—	40,529
Cash, cash equivalents, and restricted cash	80,539	—	—	80,539
Total assets	$121,068	$939,046	$—	$1,060,114

December 31, 2023	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$39,420	$—	$39,420
U.S. States, Territories, and Political Subdivisions	—	9,902	—	9,902
Special revenue excluding mortgage/asset-backed securities	—	29,511	—	29,511
Corporate and other	—	300,239	—	300,239
Mortgage/asset-backed securities	—	264,727	—	264,727
Equity securities	43,160	—	—	43,160
Cash, cash equivalents, and restricted cash	51,852	—	—	51,852
Total assets	$95,012	$643,799	$—	$738,811

The carrying amounts of financial assets and liabilities reported in the accompanying consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short term-maturity. The carrying amount of the Company’s borrowings under the Federal Home Loan Bank (“FHLB”) line of credit approximates fair value as the Company borrows at a rate which is adjusted daily.

5. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$60,990	$56,740	$55,953
Additions to deferred balance:
Direct commissions	318,474	220,822	209,061
Ceding commissions and fronting fees	(159,925)	(123,911)	(109,302)
Premium taxes	15,491	13,690	10,166
Total net additions	174,040	110,601	109,925
Amortization of net policy acquisition costs	(140,149)	(106,351)	(109,138)
Balance, end of year	$94,881	$60,990	$56,740
Acquisition expenses:
Amortization of net policy acquisition costs	$140,149	$106,351	$109,138
Period costs	9,508	1,394	1,633
Total Acquisition expenses	$149,657	$107,745	$110,771

6. Intangible Assets and Goodwill

Intangible assets consist of the following:

	December 31,
	2024	2023
	(in thousands)
Goodwill:
Acquisitions	$3,755	$3,755
Indefinite-lived intangibles:
State insurance licenses	$744	$744
Finite-lived intangibles:
Customer relationships	14,288	11,803
Accumulated amortization on finite-lived intangibles	(5,545)	(3,987)
Total intangible assets	$13,242	$12,315

State insurance licenses consist of licenses acquired at the inception of PSIC.

Customer relationships represents the fair value of acquired policy renewal rights which are amortized on a straight line over a period of 8 years. Amortization expense was $1.6 million for the year ended December 31, 2024 and $1.5 million for the year ended December 31, 2023.

7. Capitalized Assets

Capitalized software is included as a component of prepaid expenses and other assets in the Company’s consolidated balance sheet. The balances are as follows:

		Accumulated	Net
December 31, 2024	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$30,690	$(12,207)	$18,483

		Accumulated	Net
December 31, 2023	Cost	Amortization	Book Value
	(in thousands)
Capitalized Software	$25,356	$(9,079)	$16,277

Amortization expense relating to capitalized software for the years ended December 31, 2024, 2023 and 2022 was $3.4 million, $2.8 million, and $2.6 million, respectively.

Property and Equipment consists of the following:

		Accumulated	Net
December 31, 2024	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(879)	$—
Computer hardware	467	(332)	135
Office equipment and furniture	917	(623)	294
Total	$2,263	$(1,834)	$429

		Accumulated	Net
December 31, 2023	Cost	Depreciation	Book Value
	(in thousands)
Leasehold improvements	$879	$(811)	$68
Computer hardware	418	(272)	146
Office equipment and furniture	724	(565)	159
Total	$2,021	$(1,648)	$373

Depreciation expense for the years ended December 31, 2024, 2023 and 2022 was immaterial.

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

Operating lease costs for the years ended December 31, 2024, 2023 and 2022 were $0.8 million, $0.8 million and $0.8 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2024	($ in thousands)
Operating cash outflows from operating leases	$882

December 31, 2024	($ in thousands)
Operating lease ROU assets	$7,639
Operating lease liabilities	$7,764
Weighted-average remaining lease term on operating leases (years)	9.2
Weighted-average discount rate on operating leases	5.1%

Future minimum lease payments as of December 31, 2024 are as follows:

Years ending December 31,	($ in thousands)
2025	1,050
2026	948
2027	856
2028	985
2029	1,014
Thereafter	5,053
Total future minimum lease payments	$9,906
Less: imputed interest	(2,142)
Total operating lease liability	$7,764

9. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2024, 2023, and 2022. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables at beginning of period	$97,653	$77,520	$45,419
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	137,797	70,363	76,289
Prior years	(3,038)	2,229	2,383
Total incurred	134,759	72,592	78,672
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	43,582	19,631	21,802
Prior years	33,531	32,828	24,769
Total payments	77,113	52,459	46,571
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	155,299	97,653	77,520
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	348,083	244,622	153,895
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$503,382	$342,275	$231,415

The foregoing reconciliation shows favorable net development of $3.0 million in 2024 and unfavorable net development of $2.2 million and $2.4 million in 2023 and 2022, respectively.

During 2024, the net favorable reserve development was primarily due to lower than anticipated severity of attritional losses in our Inland Marine and other property line of business.

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

 The following tables show information about the Company’s incurred and paid loss development as of December 31, 2024, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and the average historical claims duration as of December 31, 2024. The loss information has been disaggregated so that losses that are expected to develop in a similar manner are grouped together. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2024 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

											As of December 31, 2024
	Year Ended December 31,										Incurred but Not Reported	Cumulative Number of
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024	Liabilities	Claims
2015	$2,678	$2,504	$2,329	$2,307	$2,320	$2,313	$2,316	$2,304	$2,324	$2,301	$-	$582
2016		$7,450	7,127	6,972	7,090	7,075	7,062	7,125	5,730	5,730	-	1,384
2017			12,425	10,893	10,644	10,652	10,561	10,668	12,339	11,978	-	3,623
2018				8,163	8,103	7,939	7,950	7,941	8,010	7,978	-	1,197
2019					4,575	4,223	3,947	4,293	4,350	4,365	-	1,689
2020						61,434	57,248	59,565	56,008	56,859	33	5,018
2021							29,836	25,158	25,733	27,902	832	5,254
2022								42,887	44,943	42,358	3,249	4,162
2023									40,921	36,587	6,071	4,703
2024										77,421	32,641	8,069
Total										$273,479	$42,826	$35,681

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

	Year Ended December 31,
Accident Year	2015	2016	2017	2018	2019	2020	2021	2022	2023	2024
2015	$1,125	$1,817	$2,109	$2,241	$2,300	$2,309	$2,316	$2,304	$2,324	$2,300
2016		$4,823	6,420	6,801	7,051	7,072	7,062	7,125	5,729	5,729
2017			9,102	10,719	10,639	10,640	10,560	10,636	12,339	11,978
2018				4,409	7,889	7,931	7,943	7,943	7,999	7,978
2019					2,179	3,510	3,757	4,170	4,345	4,365
2020						31,862	49,222	55,504	55,619	56,712
2021							11,355	22,500	24,408	26,466
2022								12,647	30,042	35,271
2023									14,226	26,378
2024										32,850
Total										$210,027
Reserve for losses and loss adjustment expense, net of reinsurance										$63,452

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7	Year 8 (2)	Year 9	Year 10 (2)
Payout percentage	52.22%	32.26%	6.89%	3.90%	1.36%	0.40%	3.84%	(9.30)%	0.44%	(1.05)%

(2)      Negative payout percentages are due to timing of reinsurance payments, allocations of reinsurance between different lines of business based on actual results, and allocation of reinsurance to different periods for reinsurance treaties in effect for multiple periods. These are primarily associated with larger recoveries from catastrophe events in earlier years of operation.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

					As of December 31, 2024
					Incurred but Not Reported	Cumulative Number of
Accident Year	2021	2022	2023	2024	Liabilities	Claims
Prior	$109	$35	$46	$47	$—	7
2021	2,138	1,641	2,172	2,428	1,063	27
2022		7,160	8,755	9,425	3,867	74
2023			5,005	8,335	3,235	111
2024				21,811	20,011	267
Total				$42,046	$28,176	486

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

Accident Year	2021	2022	2023	2024
Prior	$109	$35	$46	$47
2021	141	347	653	906
2022		746	1,603	3,445
2023			372	1,146
2024				869
Total				$6,413
Reserve for losses and loss adjustment expense, net of reinsurance				$35,633

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Occurrence (unaudited)

	Year 1	Year 2	Year 3	Year 4
Payout percentage	5.54%	8.96%	16.07%	10.40%

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Claims Made (in thousands) (1)

						As of December 31, 2024
						Incurred but Not Reported	Cumulative Number of
Accident Year	2020	2021	2022	2023	2024	Liabilities	Claims
Prior	$48	$26	$7	$—	$286	$285	7
2021		3,429	3,299	2,928	2,252	1,231	109
2022			8,871	8,873	7,674	4,157	430
2023				12,580	12,110	7,144	956
2024					18,503	10,785	1,324
Total					$40,825	$23,602	2,826

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Claims Made (in thousands) (1)

Accident Year	2020	2021	2022	2023	2024
Prior	$—	$—	$—	$—	$1
2021		62	221	449	1,009
2022			481	1,584	2,776
2023				1,382	3,310
2024					4,168
Total					$11,264
Reserve for losses and loss adjustment expense, net of reinsurance					$29,561

(1)	Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Claims Made (unaudited)

	Year 1	Year 2	Year 3	Year 4
Payout percentage	10.74%	12.45%	12.83%	24.85%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2024
(in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables:
Property	$63,452
Other liability occurrence	35,633
Other liability claims made	29,561
Reinsurance - Nonproportional assumed property (1)	12,018
Other	14,635
Total reserve for losses and loss adjustment expense, net of reinsurance recoverables	155,299
Reinsurance recoverable on unpaid claims:
Property	$97,583
Other liability occurrence	20,074
Other liability claims made	73,875
Other	156,551
Total reinsurance recoverable on unpaid claims	348,083
Total reserve for losses and loss adjustment expenses	$503,382

(1)

Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed reinsurance business. This amount reflects gross and net reserves related to this treaty and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed quota share arrangement. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

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

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. As of December 31, 2024, the Company’s catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils. As of December 31, 2024, the Company’s reinsurance structure provides protection up to $3.08 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events.

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

The following table shows ceded written premiums under fronting and quota share arrangements by line of business for the years ended December 31, 2024, 2023 and 2022:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Fronting	$312,173	$339,376	$237,285
Crop	109,975	12,110	—
Inland Marine and Other Property	103,863	108,409	84,045
Casualty	86,120	36,677	23,398
Earthquake	42,466	29,708	23,398
Total	$654,597	$526,280	$368,126

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2024 and 2023, ceded unearned premiums totaled $276.2 million and $265.8 million, respectively. The increase was driven primarily by premium growth in lines subject to fronting agreements or quota shares.

In addition to reinsurance purchased from traditional reinsurers, the Company has historically incorporated collateralized protection from the insurance linked securities market via catastrophe bonds. During the first quarter of 2021, the Company closed a $400 million 144A catastrophe bond that became effective June 1, 2021. The catastrophe bond was completed through Torrey Pines Re Pte. Ltd. (“Torrey Pines Re Pte.”). Torrey Pines Re Pte. is a special purpose reinsurance vehicle incorporated in Singapore that provides Palomar with indemnity-based reinsurance covering earthquake events through June 1, 2024. During the second quarter of 2022, the Company closed a $275 million 144A catastrophe bond that became effective June 1, 2022. This catastrophe bond was completed through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer that provides indemnity-based reinsurance covering earthquake events through June 1, 2025. During the second quarter of 2023, the Company also closed a $200 million 144A catastrophe bond that became effective June 1, 2023. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2026. During the second quarter of 2024, the Company also closed a $420 million 144A catastrophe bond which became effective June 1, 2024. This catastrophe bond was also completed through Torrey Pines Re Ltd and provides indemnity-based reinsurance covering earthquake events through June 1, 2027.

Written premiums ceded under these catastrophe bond agreements were $55.3 million, $42.7 million and $28.3 million for the years ended December 31, 2024, 2023 and 2022, respectively.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2024, 2023 and 2022, is as follows:

	2024		2023		2022
	Written	Earned	Written	Earned	Written	Earned
	(in thousands)
Premiums Written and Earned:
Direct	$1,403,383	$1,301,901	$1,083,804	$959,614	$816,387	$628,973
Assumed	138,578	95,468	57,754	56,107	65,481	66,299
Ceded	(897,111)	(886,682)	(731,531)	(669,808)	(524,575)	(378,806)
Net	$644,850	$510,687	$410,027	$345,913	$357,293	$316,466

	2024
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$367,276	$75,301	$442,577
Assumed	46,866	4,930	51,796
Ceded	(305,336)	(54,278)	(359,614)
Net	$108,806	$25,953	$134,759

	2023
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$228,441	$60,834	$289,275
Assumed	19,799	1,789	21,588
Ceded	(186,706)	(51,565)	(238,271)
Net	$61,534	$11,058	$72,592

	2022
	Losses	LAE	Total
	(in thousands)
Losses and LAE Incurred:
Direct	$133,517	$38,004	$171,521
Assumed	23,574	5,998	29,572
Ceded	(91,261)	(31,159)	(122,421)
Net	$65,829	$12,843	$78,672

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains acceptable forms of collateral from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2024 and 2023, the Company had retained $27.9 million and $13.4 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2024, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $125.9 million, $67.9 million and $61.7 million, representing 28.5% of the total balance. For the year ended December 31, 2023, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $152.4 million, $65.9 million and $47.4 million, representing 36.3% of the total balance. For the year ended December 31, 2022, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $24.7 million, $22.9 million and $18.4 million, representing 23.9% of the total balance.

At December 31, 2024 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $137.0 million, $26.9 million and $24.4 million representing 47.7% of the total balance. At December 31, 2023 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $69.5 million, $29.8 million and $25.5 million representing 45.7% of the total balance. The Company seeks reinsurers that have an A.M. best rating of A− (excellent) or better or requires them to post collateral.

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

The financial covenants in the Credit agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. As of December 31, 2024, the Company was in compliance with all covenants.

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

As of December 31, 2024 and 2023, there were no outstanding borrowings under this Credit Agreement. For the years ended December 31, 2024 and 2023, the Company incurred $0.3 million and $1.0 million, respectively, of interest related to borrowings and amortization of fees associated with the credit agreement.

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

As of December 31, 2024, there were no borrowings outstanding through the FHLB. Interest expense on the FHLB Line of Credit was $0.8 million for the year ended December 31, 2024. As of December 31, 2023, the Company had $52.6 million of borrowings outstanding through the FHLB line of credit. Interest expense on the FHLB Line of Credit was $2.8 million for the year ended  December 31, 2023.

12. Stockholders’ Equity

As of December 31, 2024 and December 31, 2023, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2024 and December 31, 2023, the Company has 500,000,000 common shares authorized and 26,529,402 and 24,772,987 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $493.7 million as of December 31, 2024 and $350.6 million as of December 31, 2023.

Common stock reserved for future issuance consists of the following as of December 31, 2024:

Stock options outstanding under 2019 Equity Incentive Plan	588,385
Restricted stock units outstanding under 2019 Equity Incentive Plan	320,411
Performance stock units outstanding under 2019 Equity Incentive Plan	460,450
Shares authorized for future issuance under 2019 Equity Incentive Plan	3,673,297
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,353,670
Total	6,396,213

The Company does not maintain a treasury stock account and issues new shares to settle employee stock purchases, exercises of stock options, and vestings of other types of equity awards.

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2024	2023	2022
	(in thousands)
Stock-Based Compensation Expense	$16,685	$14,913	$11,624

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

The following table summarizes stock option transactions for the year ended December 31, 2024:

	Number of	Weighted-average exercise	Weighted average remaining contractual term	Aggregate intrinsic value
	shares	price	(in years)	(in thousands)
Outstanding at January 1, 2024	807,685	$34.31	—	$—
Options granted	—	—
Options exercised	(208,341)	33.54
Options canceled	(10,959)	78.12
Outstanding at December 31, 2024	588,385	$33.76	4.85	$42,273
Vested and Exercisable at December 31, 2024	583,792	$33.55	4.83	$42,063

The total intrinsic value of stock options exercised during the years ended December 31, 2024 and December 31, 2023 was $18.7 million and $3.5 million, respectively.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2024:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2024	332,077	$61.07
Granted	145,835	69.82
Vested	(138,329)	61.99
Forfeited	(19,172)	54.66
Non vested outstanding at December 31, 2024	320,411	$65.03

As of December 31, 2024, the Company had approximately $14.9 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.6 years.

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

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s Gross Written Premiums and Adjusted Return on Equity as set by the Compensation Committee. For PSU grants issued in years prior to 2023, the PSU’s performance period was the fiscal year of the grant. For PSU grants issued in 2023 and after, the PSU’s performance period is primarily a three-year period beginning with the grant date. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are then subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

The following table summarizes PSU transactions for the year ended December 31, 2024:

	Number of shares	Weighted-average grant date fair value
Non vested outstanding at January 1, 2024	423,621	$38.90
Granted	57,012	65.78
Vested	(12,645)	96.74
Forfeited	(7,538)	51.92
Non vested outstanding at December 31, 2024	460,450	$40.42

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the executive stock grants and the 100% achievement of the predetermined company performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets and subject to recipient service requirements. As of December 31, 2024, the Company had approximately $9.4 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.7 years.

2021 Executive Stock Grants

During the year ended December 31, 2021, the Company granted 192,307 RSUs and 350,000 PSUs to various executives, including the Company’s CEO. The RSUs vest over a period of five years with one fifth vesting upon the first, second and third anniversary of the grants and the remainder vesting quarterly thereafter.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period. The Company’s CEO must remain as an employee through December 31, 2025, or as an employee and/or director through the fifth anniversary of the grant date the PSUs to vest. Other executives must remain as employees through December 31, 2026 for the PSUs to vest. As of December 31, 2024, 28,125 PSU shares have become earned units and will vest upon completion of the requisite service period.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 17,100 and 17,080 shares pursuant to the ESPP during the years ended December 31, 2024 and December 31, 2023, respectively.

Share repurchases

The Company's share repurchase program expired on March 31, 2024.  There were no share repurchases made during the year ended December 31, 2024.

13. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2024	2023	2022
	(in thousands)
Balance as of January 1	$(23,991)	$(36,515)	$5,312
Other comprehensive (loss) income before reclassification	(5,924)	15,913	(55,270)
Federal income tax benefit (expense)	1,244	(3,342)	11,607
Other comprehensive (loss) income before reclassification, net of tax	(4,680)	12,571	(43,663)
Amounts reclassified from AOCI	2,311	(60)	2,325
Federal income tax (benefit) expense	(485)	13	(489)
Amounts reclassified from AOCI, net of tax	1,826	(47)	1,836
Other comprehensive (loss) income	(2,854)	12,524	(41,827)
Balance at end of period	$(26,845)	$(23,991)	$(36,515)

14. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product (1)
Earthquake	$522,864	33.9%	$436,897	38.3%	$345,480	39.2%
Inland Marine and Other Property	334,079	21.7%	250,022	21.9%	232,918	26.4%
Fronting	333,188	21.6%	352,141	30.8%	223,249	25.3%
Casualty	235,592	15.3%	90,388	7.9%	80,221	9.1%
Crop	116,239	7.5%	12,110	1.1%	—	—%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$881,868	100.0%

(1)- Beginning in 2024, the Company has updated the categorization of its products to align with management's current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$668,635	43.4%	$600,791	52.6%	$418,809	47.5%
Texas	124,416	8.1%	95,517	8.4%	90,459	10.3%
Hawaii	72,558	4.7%	47,388	4.2%	40,157	4.5%
Florida	67,008	4.3%	47,595	4.2%	38,715	4.4%
Washington	57,900	3.8%	49,494	4.3%	41,827	4.7%
New York	38,919	2.5%	18,424	1.6%	12,510	1.5%
Oregon	29,550	1.9%	23,220	2.0%	24,108	2.7%
Illinois	20,901	1.4%	22,340	2.0%	17,368	2.0%
Other	462,075	30.0%	236,789	20.7%	197,915	22.4%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$881,868	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Year Ended December 31,
	2024		2023		2022
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$823,263	53.4%	$653,809	57.3%	$489,720	55.5%
PESIC	661,404	42.9%	487,749	42.7%	392,148	44.5%
Laulima	57,295	3.7%	—	—%	—	—%
Total Gross Written Premiums	$1,541,962	100.0%	$1,141,558	100.0%	$881,868	100.0%

The Company distributes a significant portion of its products through select program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key men provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2024, our largest program administrator distributed $403.4 million or 26.2% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2024.

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

15. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2024, 2023 and 2022 the Company’s contributions to the plan were $1.3 million, $0.9 million and $0.7 million, respectively.

16. Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Current	$31,560	$27,267	$18,842
Deferred	2,063	(2,826)	(3,461)
Income tax expense (benefit)	$33,623	$24,441	$15,381

As of December 31, 2024 and 2023, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
	(in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$1,711	$942
State tax net operating losses	3,372	3,486
Deferred Intercompany	605	656
Unearned premiums	19,550	13,895
Capitalized organizational costs	124	154
Unrealized losses on investments	5,134	5,829
Deferred compensation	2,533	2,425
Lease Liability	1,631	478
Other	2,230	1,223
Total deferred tax assets	$36,890	$29,088
Deferred tax liabilities:
Deferred acquisition costs	$(19,929)	$(12,128)
Internally developed software	(1,118)	(1,276)
State deferred tax liability	(1,216)	(1,150)
Right-of-use Asset	(1,604)	(478)
Other	(837)	(451)
Total deferred tax liabilities	(24,704)	(15,483)
Net deferred tax asset (liability) before valuation allowance	12,186	13,605
Valuation allowance	(3,372)	(3,486)
Total net deferred tax assets (liabilities)	$8,814	$10,119

The above valuation allowance relates to state net operating losses ("NOL") carryforwards. Due to the limited carryforward period these do not meet the “more likely than not” criteria and it is necessary to maintain a valuation allowance on these items. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

As of December 31, 2024, there is no federal net operating loss or tax credit carryforwards for tax purposes. The Company has $3.4 million of state NOLs (tax-effected, net of federal benefit) set to expire beginning in 2025 over various periods. There is $2.9 million of tax capital loss carryforwards which will begin to expire in 2030.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2024, 2023 and 2022:

	Years Ended December 31,
	2024		2023		2022
	($ in thousands)
Expense computed at federal tax rate	$31,750	21.00%	$21,765	21.00%	$14,186	21.00%
Stock-based compensation	429	0.28%	1,523	1.47%	153	0.23%
Dividend received deduction and tax‑exempt interest	(90)	(0.06)%	(96)	(0.09)%	(101)	(0.15)%
Meals & entertainment, penalties & parking	291	0.19%	261	0.25%	180	0.27%
State tax expense	601	0.40%	303	0.29%	773	1.14%
Valuation allowance	(113)	(0.08)%	416	0.40%	191	0.28%
Other	755	0.50%	269	0.26%	(1)	—%
Income tax expense (benefit)	$33,623	22.23%	$24,441	23.58%	$15,381	22.77%

For the year ended December 31, 2024, the difference relates primarily to Section 162(m) limitations on executive compensation deductions and state taxes, offset by the permanent component of employee stock option exercises. For the year ended December 31, 2023, the difference relates primarily to Section 162(m) limitations on executive compensation deductions and state taxes. For the year ended December 31, 2022, the difference relates primarily to the permanent component of employee stock option exercises and state taxes.

As of December 31, 2024 and 2023, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s federal income tax returns for 2021 through 2023 and state income tax returns for 2020 through 2023 remain subject to examination by the tax authorities. The 2024 income tax return is expected to be filed in 2025 and is subject to examination when filed.

Under Pillar Two/GloBE rules, certain countries have agreed to enact a jurisdictional-level minimum tax system with a minimum effective tax rate (ETR) of 15%. The Bermuda Corporate Income Tax Act of 2023 also established a 15% income tax regime. Companies with annual revenue above 750 million Euros will be within the scope of Pillar Two and the Bermuda CIT. As of December 31, 2024, Palomar is not within this revenue threshold and hence not an in-scope entity. Subsequent financial years will be assessed for these rules.

17. Earnings Per Share

The following table sets forth the computation of earnings per share of common stock:

	Year ended December 31,
	2024	2023	2022
	(in thousands, except shares and per share data)
Net income	$117,573	$79,201	$52,170
Weighted average common shares outstanding:
Basic	25,520,343	24,822,004	25,243,397
Common Share equivalents	703,499	505,087	552,611
Diluted	26,223,842	25,327,091	25,796,008

Earnings per share:
Basic	$4.61	$3.19	$2.07
Diluted	$4.48	$3.13	$2.02

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

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC and PESIC as of December 31, 2024, 2023 and 2022 and for the years then ended are summarized as follows:

	December 31,
	2024	2023	2022
	(in thousands)
Statutory net income (loss)	$102,510	$97,391	$76,222
Statutory capital and surplus	451,719	439,264	314,508

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2024 and 2023, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required at December 31, 2024 and 2023 was approximately $1.2 million and $1.2 million, respectively. Actual statutory capital and surplus at December 31, 2024 and 2023 was $17.0 million and $16.1 million, respectively. PSRE had statutory net income of $0.4 million, $0.3 million and $0.2 million for 2024, 2023 and 2022, respectively.

PSRE had stockholders’ equity of $16.9 million and $16.3 million on a GAAP basis at December 31, 2024 and 2023, respectively. The principal difference between statutory capital and surplus and stockholders’ equity presented in accordance with GAAP is related to the valuation of investments. No dividends were paid in 2024 and 2023.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2024 and 2023, the Company met the minimum liquidity ratio requirement.

19. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC and PESIC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $99.6 million in 2025 without approval by the California and Oregon Insurance Commissioners. During October 2024, PSIC elected to pay a dividend of $95.0 million to its parent company.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $4.2 million in 2025 without approval of the Arizona Insurance Commissioner.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2024 is calculated to be approximately $4.2 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

20. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit and Trusts

As of December 31, 2024, the Company has three irrevocable standby letters of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to a total of $5.6 million and may renew if the Company continues to assume premium from these insurance companies. The letters of credit are collateralized by the Company’s Credit Agreement.

As of December 31, 2024, the Company has a Letter of Credit for the benefit of the State of California to secured unearned premium and loss reserves incurred in the Worker’s Compensation program. The letter of credit amounts to $75 million and are collateralized by the Company’s available-for-sale investments.

 In addition, the Company has established six Regulation 114 Trust accounts for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. As of December 31, 2024 the trust had a market value of $7.9 million.

21. Variable Interest Entities ("VIEs")

 Laulima Insurance Exchange, a Hawaii domiciled reciprocal exchange (“Laulima”) is a consolidated VIE. Laulima was formed in 2023 as an insurance carrier organized as an unincorporated association.

The Company's PUEO entity manages the business operations of Laulima and receives a management fee for the services provided to Laulima. Upon formation of Laulima, PSIC provided capital of $15.0 million in the form of a contribution to the surplus note issued by Laulima, which remains outstanding as of  December 31, 2024. The Company holds an interest in the form of this surplus note which is included in other liabilities on the Statement of Assets and Liabilities of Laulima. In addition, the Company provides quota share reinsurance on the property business of Laulima. The Company has determined that is has the ability to direct the activities that most significantly impact the economic performance of the Laulima and, as it has provided capital to Laulima, would absorb any expected losses which could be significant to Laulima. As such, the Company is deemed the primary beneficiary and consolidates the results of Laulima.

The Company does not own the equity of Laulima, which is owned by the policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of Laulima. The assets of Laulima can be used only to settle the obligations of Laulima and general creditors have no recourse to the Company.

The results of operations of Laulima are included in the Company’s consolidated statement of income and comprehensive income and Laulima generated $0.1 million of net loss in 2024 and $0.6 million of net loss in 2023. As of December 31, 2024, Laulima's assets totaled $51.0 million, primarily comprised of $18.5 million of cash and investments and $30.5 million of prepaid reinsurance premiums and are included in the Company's consolidated balance sheets. For the same year, Laulima's liabilities totaled $48.9 million and primarily include $30.5 million of unearned premiums and $15.0 million of surplus notes. As of December 31, 2023, Laulima's assets totaled $16.4 million, primarily comprised of $15.1 million of cash and investments, and are included in the Company's consolidated balance sheets.  For the same year, Laulima's liabilities totaled $16.9 million and primarily include $15.0 million of surplus notes. The surplus notes are payable to PSIC and eliminate in consolidation for all years presented.

Note 22. Subsequent Events

On January 1, 2025, the Company acquired 100% of the outstanding voting stock of First Indemnity of America Insurance Company (“FIA”) for a purchase price of $29.3 million. FIA is a New Jersey domiciled insurance carrier that specializes in the underwriting of surety bonds for small to medium sized contractors primarily in the Northeast United States. FIA is licensed in 16 states and is rated "A-" by A.M. Best. To date, the initial accounting for the acquisition is incomplete due to the limited time since the closing date. The Company is still gathering the necessary information to provide such disclosures in future filings.

The Company has evaluated all other subsequent events from the balance sheet date through the date the financial statements were issued and has determined there are no additional events required to be disclosed.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31, 2024	December 31, 2023
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $153,425 in 2024, $51,946 in 2023)	$147,467	$48,626
Equity securities, at fair value: (cost: $1,725 in 2024, $1,725 in 2023)	2,182	1,835
Equity method investment	2,277	2,617
Total investments	151,926	53,078
Cash and cash equivalents	1,797	314
Accrued investment income	1,547	345
Prepaid expenses and other assets	—	3,780
Receivables from subsidiaries	78,961	51,967
Note receivable from subsidiary	15,000	15,000
Investment in subsidiaries	580,535	530,690
Total assets	$829,766	$655,174
Liabilities and Stockholders' equity
Liabilities:
Accounts payable and other liabilities	$12,396	$10,120
Payables to subsidiaries	88,340	157,404
Federal income tax payable	—	16,398
Total liabilities	100,736	183,922
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2024 and December 31, 2023, 0 shares issued and outstanding as of December 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,529,402 and 24,772,987 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	3	3
Additional paid‑in capital	493,656	350,597
Accumulated other comprehensive income (loss)	(26,845)	(23,991)
Retained earnings	262,216	144,643
Total stockholders' equity	729,030	471,252
Total liabilities and stockholders' equity	$829,766	$655,174

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Revenues:
Net investment income	$4,877	$1,699	$1,048
Net realized and unrealized gains (losses) on investments	23	(209)	(320)
Total revenues	4,900	1,490	728
Expenses:
Other operating expenses	48,251	39,347	33,292
Loss before income taxes	(43,351)	(37,857)	(32,564)
Income tax benefit	(10,199)	(7,953)	(8,464)
Loss before equity in net income of subsidiaries	(33,152)	(29,904)	(24,100)
Equity in net income of subsidiaries	150,725	109,105	76,270
Net income	117,573	79,201	52,170
Other comprehensive income:
Net unrealized losses on securities available for sale	(5,114)	(2,505)	(3,997)
Equity in other comprehensive income (loss) of subsidiaries, net of taxes	2,261	15,029	(37,830)
Total comprehensive income	$114,720	$91,725	$10,343

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$117,573	$79,201	$52,170
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(150,725)	(109,105)	(76,270)
Stock-based compensation expense	10,513	10,426	8,820
Net realized and unrealized losses on investments	(23)	209	320
Amortization of premium on fixed maturity securities	172	189	347
Deferred income tax expense	(15,640)	2,787	7,210
Dividend received from subsidiary	95,000	—	—
Changes in operating assets and liabilities:	(80,154)	37,777	36,449
Net cash provided by (used in) operating activities	(23,284)	21,484	29,046
Investing activities
Purchases of fixed maturity securities	(114,611)	(11,045)	(9,807)
Sales and maturities of fixed maturity securities	13,004	9,232	8,488
Net cash provided by (used in) investing activities	(101,607)	(1,813)	(1,319)
Financing activities
Proceeds from stock offering, net of offering costs	115,724	—	—
Proceeds from common stock issued via equity incentive plans	7,892	2,038	3,032
Policyholder contribution to surplus	2,758	90	—
Repurchase of common stock	—	(22,266)	(34,415)
Net cash provided by (used in) financing activities	126,374	(20,138)	(31,383)
Net (decrease) increase in cash and cash equivalents	1,483	(467)	(3,656)
Cash and cash equivalents at beginning of period	314	781	4,437
Cash and cash equivalents at end of period	$1,797	$314	$781
Supplementary cash flow information:
Cash paid for income taxes	$38,454	$21,124	$18,890
Cash paid for interest	$1,048	$3,682	$704

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
(in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2024
Valuation Allowance for deferred tax assets	$3,486	$—	$114	$3,372
Valuation Allowance for premium receivable	$49	$30	16	$63
Year Ended December 31, 2023
Valuation Allowance for deferred tax assets	$3,070	$416	$—	$3,486
Valuation Allowance for premium receivable	$96	$42	89	$49

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2024, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2024. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2024, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

On December 4, 2024, Mac Armstrong, the Company’s Chairman and Chief Executive Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the sale of up to 65,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Armstrong may sell shares beginning March 5, 2025 and ending February 15, 2026.

On December 10, 2024, Angela Grant, the Company’s Chief Legal Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 297 shares of Company stock options and the sale of up to 2,071 shares of the Company’s common stock. Pursuant to this plan, Ms. Grant  may sell shares beginning March 11, 2025 and ending August 31, 2025.

On December 13, 2024, Chris Uchida, the Company’s Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 2,524 shares of Company stock options and the sale of up to 8,981 shares of the Company’s common stock. Pursuant to this plan, Mr. Uchida may sell shares beginning March 14, 2025 and ending August 31, 2025.

On December 13, 2024, Jon Christianson, the Company’s President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 18,000 shares of Company stock options. Pursuant to this plan, Mr. Christianson may sell shares beginning March 14, 2025 and ending August 31, 2025.

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal year ended December 31, 2024 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

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

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the Commission on May 27, 2022).
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Amendment No. 2 to Registration Statement on Form S-1, filed with the SEC on April 8, 2019).
4.2	Description of the Registrant’s Securities (incorporated by reference to Exhibit 4.2 to the Company’s 2020 Annual Report on Form 10-K, filed with the SEC on March 9, 2021).
10.1+	2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.2+	2019 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
10.3+	Executive Employment Agreement, dated January 1, 2025, by and between the Company and Mac Armstrong (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 30, 2024).
10.4+	Form of Executive Employment Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.11 to the Company's Quarterly Report on Form 10-Q filed with the SEC on August 3, 2023).
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
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

19	Insider Trading Policy
21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 23, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

†	Portions of this exhibit have been redacted in compliance with Regulation S-K Item 601(b)(10).

*

This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2025.

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

Signature	Title	Date

/s/ Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 25, 2025
Mac Armstrong

/s/ T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2025
T. Christopher Uchida

/s/ Daryl Bradley	Director	February 25, 2025
Daryl Bradley

/s/ Thomas Bradley	Director	February 25, 2025
Thomas Bradley

/s/ Catriona M. Fallon	Director	February 25, 2025
Catriona M. Fallon

/s/ Daina Middleton	Director	February 25, 2025
Daina Middleton

/s/ Martha Notaras	Director	February 25, 2025
Martha Notaras

/s/ Richard H. Taketa	Lead Independent Director	February 25, 2025
Richard H. Taketa