Form 10-Q
period 2025-03-31
Palomar Holdings, Inc.
filed 2025-05-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

Number of shares of the registrant’s common shares outstanding at May 1, 2025: 26,742,141

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,015,892 in 2025; $973,330 in 2024)	$991,759	$939,046
Equity securities, at fair value (cost: $44,462 in 2025; $32,987 in 2024)	44,367	40,529
Equity method investment	2,259	2,277
Other investments	11,031	5,863
Total investments	1,049,416	987,715
Cash and cash equivalents	119,312	80,438
Restricted cash	15	101
Accrued investment income	8,590	8,440
Premiums receivable	334,247	305,724
Deferred policy acquisition costs, net of ceding commissions and fronting fees	102,861	94,881
Reinsurance recoverable on paid losses and loss adjustment expenses	30,361	47,076
Reinsurance recoverable on unpaid losses and loss adjustment expenses	361,227	348,083
Ceded unearned premiums	295,275	276,237
Prepaid expenses and other assets	92,292	91,086
Deferred tax assets, net	5,596	8,768
Property and equipment, net	2,393	429
Goodwill and intangible assets, net	24,925	13,242
Total assets	$2,426,510	$2,262,220
Liabilities and stockholders' equity
Liabilities:
Accounts payable and other accrued liabilities	$65,405	$70,079
Reserve for losses and loss adjustment expenses	543,889	503,382
Unearned premiums	813,462	741,692
Ceded premium payable	179,105	190,168
Funds held under reinsurance treaty	34,200	27,869
Total liabilities	1,636,061	1,533,190
Stockholders' equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,735,132 and 26,529,402 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	501,950	493,656
Accumulated other comprehensive loss	(16,642)	(26,845)
Retained earnings	305,138	262,216
Total stockholders' equity	790,449	729,030
Total liabilities and stockholders' equity	$2,426,510	$2,262,220

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2025	2024
Revenues:
Gross written premiums	$442,163	$368,078
Ceded written premiums	(230,745)	(228,171)
Net written premiums	211,418	139,907
Change in unearned premiums	(47,348)	(32,041)
Net earned premiums	164,070	107,866
Net investment income	12,071	7,139
Net realized and unrealized (losses) gains on investments	(2,338)	3,002
Commission and other income	830	528
Total revenues	174,633	118,535
Expenses:
Losses and loss adjustment expenses	38,743	26,837
Acquisition expenses, net of ceding commissions and fronting fees	46,359	31,798
Other underwriting expenses	35,733	24,804
Interest expense	85	740
Total expenses	120,920	84,179
Income before income taxes	53,713	34,356
Income tax expense	10,791	7,974
Net income	$42,922	$26,382
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	10,203	(2,514)
Net comprehensive income	$53,125	$23,868
Per Share Data:
Basic earnings per share	$1.61	$1.06
Diluted earnings per share	$1.57	$1.04

Weighted-average common shares outstanding:
Basic	26,658,106	24,862,367
Diluted	27,399,997	25,468,564

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

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders'
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030
Other comprehensive income, net of tax	—	—	—	10,203	—	10,203
Stock-based compensation	—	—	4,745	—	—	4,745
Issuance of common stock via employee stock purchase plan	6,310	—	526	—	—	526
Issuance of common stock via equity incentive plan	199,420	—	2,377	—	—	2,377
Policyholder contribution to surplus	—	—	777	—	—	777
Offering Costs (related to prior year offering)	—	—	(131)	—	—	(131)
Net income	—	—	—	—	42,922	42,922
Balance at March 31, 2025	26,735,132	$3	$501,950	$(16,642)	$305,138	$790,449

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net cash provided by operating activities	$87,183	$33,125
Investing activities
Purchases of property and equipment	(35)	—
Capitalized software costs	(1,387)	(1,305)
Purchases of fixed maturity securities	(315,026)	(176,989)
Purchases of equity securities	(6,645)	—
Sales and maturities of fixed maturity securities	291,896	154,820
Sales of equity securities	8,447	9,014
Change in securities receivable or payable, net	(195)	—
Investments in limited partnerships	(4,972)	(1,871)
Acquisitions, net of cash acquired	(24,027)	—
Net cash used in investing activities	(51,944)	(16,331)
Financing activities
Net (payments on) proceeds from line of credit	—	(9,600)
Offering costs (related to prior year offering)	(131)	—
Proceeds from common stock issued via employee stock purchase plan	526	434
Proceeds from common stock issued via stock option exercises	2,377	1,857
Policy holder contribution to surplus	777	427
Net cash provided by (used in) financing activities	3,549	(6,882)
Net increase in cash, cash equivalents and restricted cash	38,788	9,912
Cash, cash equivalents and restricted cash at beginning of period	80,539	51,852
Cash, cash equivalents and restricted cash at end of period	$119,327	$61,764
Supplementary cash flow information:
Cash paid for income taxes	$6	$6,560
Cash paid for interest	$60	$714

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2025	2024
	(unaudited)
Cash and cash equivalents	$119,312	$80,438
Restricted cash	15	101
Cash and cash equivalents and restricted cash	$119,327	$80,539

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California domiciled property and casualty insurance agency, Palomar Insurance Agency, Inc., DBA Palomar General Insurance Agency (“PGIA”), a Delaware incorporated management company, Palomar Underwriters Exchange Organization, Inc. ("PUEO"), that provides services to a Hawaii domiciled reciprocal exchange, Laulima Exchange (“Laulima”), as its attorney-in-fact, a New Jersey domiciled insurance carrier specializing in surety bonds, First Indemnity of America Insurance Co. ("FIA") and a Delaware incorporated insurance management company, Palomar Crop Insurance Services, Inc. ("PCIS").

Segment Reporting

The Company has a single operating segment, the property and casualty insurance business. The Company's chief operating decision maker ("CODM") is the Chief Executive Officer.  The significant segment expenses provided to the CODM are consistent with the categories shown in the Company's Condensed Consolidated Statements of Income and Comprehensive Income and there are no other segment items used by the CODM. The CODM reviews the Company's revenue, expenses and net income as reported under U.S. generally accepted accounting principles (“GAAP”), which is the primary measure of segment profit or loss. The CODM reviews these measures, comparing them to prior periods and expectations, and makes resource allocation decisions based on the analysis. While the Company’s CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include the accounts of the Company and its wholly‑owned subsidiaries. The condensed consolidated financial statements also include the accounts of Laulima, as Laulima is a variable interest entity ("VIE") for which the Company is the primary beneficiary.

These condensed consolidated financial statements do not contain all information and footnotes required by GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, filed with the SEC on February 25, 2025 (the “2024 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended  March 31, 2025.

Recently issued accounting pronouncements not yet adopted

Income Taxes

In  December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures ("ASU 2023-09"). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years beginning after  December 15, 2024. The Company will adopt this guidance beginning with the Annual Report on Form 10-K for the year ending December 31, 2025 and the adoption is not expected to have a significant impact on the Company's required disclosures.

Income Statement Expenses

In  November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses ("ASU 2023-03"), which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending  December 31, 2027, and for interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
March 31, 2025	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$16,567	$39	$(440)	$—	$16,166
U.S. States, Territories, and Political Subdivisions	19,876	42	(1,530)	—	18,388
Special revenue excluding mortgage/asset-backed securities	19,440	15	(2,395)	—	17,060
Corporate and other	520,041	3,042	(14,455)	—	508,628
Mortgage/asset-backed securities	439,968	2,601	(11,052)	—	431,517
Total available-for-sale investments	$1,015,892	$5,739	$(29,872)	$—	$991,759

		Gross	Gross	Allowance
	Amortized	Unrealized	Unrealized	for	Fair
December 31, 2024	Cost or Cost	Gains	Losses	Credit Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$33,449	$6	$(649)	$—	$32,806
U.S. States, Territories, and Political Subdivisions	10,606	29	(857)	—	9,778
Special revenue excluding mortgage/asset-backed securities	30,283	85	(3,734)	—	26,634
Corporate and other	492,395	1,689	(18,349)	(244)	475,491
Mortgage/asset-backed securities	406,597	1,408	(13,668)	—	394,337
Total available-for-sale investments	$973,330	$3,217	$(37,257)	$(244)	$939,046

Security holdings in an unrealized loss position

As of March 31, 2025, the Company held 640 fixed maturity securities in an unrealized loss position with a total estimated fair value of $602.5 million and total gross unrealized losses of $29.9 million. As of December 31, 2024, the Company held 595 fixed maturity securities in an unrealized loss position with a total estimated fair value of $664.0 million and total gross unrealized losses of $37.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2025 and December 31, 2024, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2025	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$2,084	$(1)	$10,937	$(439)	$13,021	$(440)
U.S. States, Territories, and Political Subdivisions	7,412	(1,077)	8,773	(453)	16,185	(1,530)
Special revenue excluding mortgage/asset-backed securities	799	(80)	14,526	(2,315)	15,325	(2,395)
Corporate and other	169,591	(4,438)	156,463	(10,017)	326,054	(14,455)
Mortgage/asset-backed securities	138,929	(1,256)	92,941	(9,796)	231,870	(11,052)
Total available-for-sale investments	$318,815	$(6,852)	$283,640	$(23,020)	$602,455	$(29,872)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$16,507	$(65)	$14,291	$(584)	$30,798	$(649)
U.S. States, Territories, and Political Subdivisions	2,614	(419)	5,076	(438)	7,690	(857)
Special revenue excluding mortgage/asset-backed securities	2,182	(426)	21,733	(3,308)	23,915	(3,734)
Corporate and other	181,179	(4,996)	176,531	(13,353)	357,710	(18,349)
Mortgage/asset-backed securities	152,287	(2,820)	91,572	(10,848)	243,859	(13,668)
Total available-for-sale investments	$354,769	$(8,726)	$309,203	$(28,531)	$663,972	$(37,257)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

Based on the Company’s review as of March 31, 2025, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2025, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$70,521	$70,386
Due after one year through five years	204,784	200,660
Due after five years through ten years	184,930	179,685
Due after ten years	115,689	109,511
Mortgage and asset-backed securities	439,968	431,517
	$1,015,892	$991,759

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Interest income	$11,965	$7,326
Dividend income	317	197
Investment expense	(211)	(384)
Net investment income	$12,071	$7,139

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$25	$—
Gains on sales of equity securities	16	—
Total realized gains	41	—
Realized losses:
Losses on sales of fixed maturity securities	(460)	(2)
Losses on sales of equity securities	(9)	(1,204)
Total realized losses	(469)	(1,206)
Net realized investment losses	(428)	(1,206)
Change in allowance for credit losses	244	—
Net unrealized (losses) gains on equity securities	(2,332)	4,229
Net unrealized losses on equity method investment	(18)	(21)
Net unrealized gains on other investments	196	—
Net realized and unrealized (losses) gains on investments	$(2,338)	$3,002

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $2.0 million and $2.2 million for the three months ended March 31, 2025 and 2024, respectively.

Proceeds from the sale of equity securities were $1.8 and insignificant for the three months ended March 31, 2025 and 2024, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of March 31, 2025 and December 31, 2024, the carrying value of securities on deposit with state regulatory authorities was $12.0 million and $9.9 million, respectively.

The Company has investments in limited partnerships, recorded in the Other Investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments represent capital commitments to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of  March 31, 2025, the Company had unfunded commitments to invest an additional $75.5 million in these limited partnerships.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and December 31, 2024.

March 31, 2025	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$16,166	$—	$16,166
U.S. States, Territories, and Political Subdivisions	—	$18,388	—	18,388
Special revenue excluding mortgage/asset-backed securities	—	$17,060	—	17,060
Corporate and other	—	$508,628	—	508,628
Mortgage/asset-backed securities	—	431,517	—	431,517
Equity securities	44,367	—	—	44,367
Cash, cash equivalents, and restricted cash	119,327	—	—	119,327
Total assets	$163,694	$991,759	$—	$1,155,453

December 31, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,806	$—	$32,806
U.S. States, Territories, and Political Subdivisions	—	9,778	—	9,778
Special revenue excluding mortgage/asset-backed securities	—	26,634	—	26,634
Corporate and other	—	475,491	—	475,491
Mortgage/asset-backed securities	—	394,337	—	394,337
Equity securities	40,529	—	—	40,529
Cash, cash equivalents, and restricted cash	80,539	—	—	80,539
Total assets	$121,068	$939,046	$—	$1,060,114

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of March 31, 2025 and December 31, 2024, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$155,299	$97,653
Add: Balance acquired from FIA(1)	6,788	—
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	43,059	26,333
Prior years	(4,316)	504
Total incurred	38,743	26,837
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	4,998	4,895
Prior years	13,170	9,432
Total payments	18,168	14,327
Reserve for losses and LAE net of reinsurance recoverables at end of period	182,662	110,163
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	361,227	292,024
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$543,889	$402,187

(1) - Represents amounts recognized in Reserve for losses and LAE net of reinsurance recoverables upon acquisition of FIA on 1/1/2025, in accordance with ASC 805, Business Combinations. See Note 12 for additional information regarding the acquisition.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $4.3 million and adverse prior year development $0.5 million during the three months ended  March 31, 2025 and 2024, respectively.

Favorable prior year development during the three months ended March 31, 2025 was primarily due to lower than anticipated severity of attritional losses. Adverse prior year development during the three months ended March 31, 2024 was primarily due to higher than anticipated severity of attritional losses on certain discontinued lines of business.

5. Stockholders’ Equity

As of March 31, 2025 and December 31, 2024, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of March 31, 2025 and December 31, 2024, the Company had 500,000,000 common shares authorized and 26,735,132 and 26,529,402 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital was $502.0 million as of March 31, 2025 and $493.7 million as of December 31, 2024.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2025:

Stock options outstanding under 2019 Equity Incentive Plan	529,610
Restricted stock units outstanding under 2019 Equity Incentive Plan	322,630
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	502,155
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,242,905
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,587,360
Total	7,184,660

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Stock-Based Compensation	$4,745	$3,820

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

The following table summarizes stock option transactions for the three months ended March 31, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	588,385	$33.76	4.9	$42,273
Options granted	—	—
Options exercised	(58,447)	40.66
Options cancelled	(328)	94.84
Outstanding at March 31, 2025	529,610	$32.96	4.7	$26,659
Vested and Exercisable at March 31, 2025	528,554	$32.87	4.6	$26,651

As of March 31, 2025, the Company had immaterial unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the three months ended March 31, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	320,411	$65.03
Granted	104,384	109.74
Released	(99,573)	57.12
Forfeited	(2,592)	76.52
Non-vested outstanding at March 31, 2025	322,630	$81.85

As of March 31, 2025, the Company had approximately $23.3 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.0 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of March 31, 2025, two stock price milestones have been achieved solely with respect to the PSU award granted to the Chief Executive Officer. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

Effective starting with 2025 grants, PSUs issued to executives include a relative total shareholder return (“RTSR”) modifier. The RTSR modifier adjusts PSU payouts up or down based on the Company's shareholder return relative to the S&P 1500 Property & Casualty Insurance Index (the “Index”) over a three-year measurement period.

The following table summarizes PSU transactions for the three months ended March 31, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	460,450	$40.43
Granted	85,157	98.60
Vested	(41,400)	50.35
Forfeited	(2,052)	63.82
Non-vested outstanding at March 31, 2025	502,155	$49.38

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of March 31, 2025, the Company had approximately $14.8 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.6 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 6,310 shares pursuant to the ESPP during the three months ended March 31, 2025.

Share repurchases

The Company's share repurchase program ended on March 31, 2024. There were no share repurchases made during the three months ended March 31, 2025.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Beginning Balance	$(26,845)	$(23,991)

Other comprehensive income (loss) before reclassification	11,829	(3,185)
Federal income tax (benefit) expense	(1,970)	669
Other comprehensive income (loss) before reclassification, net of tax	9,859	(2,516)

Amounts reclassified from AOCI	435	2
Federal income tax benefit	(91)	—
Amounts reclassified from AOCI, net of tax	344	2

Other comprehensive income (loss)	10,203	(2,514)
Balance at end of period	$(16,642)	$(26,505)

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product
Earthquake	$130,245	29.5%	$105,729	28.7%
Casualty	110,487	25.0%	51,935	14.1%
Inland Marine and Other Property	99,284	22.5%	76,876	20.9%
Fronting	53,927	12.2%	94,831	25.8%
Crop	48,220	10.9%	38,707	10.5%
Total Gross Written Premiums	$442,163	100.0%	$368,078	100.0%

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$139,723	31.6%	$157,217	42.7%
Texas	44,991	10.2%	40,795	11.1%
Hawaii	20,358	4.6%	12,516	3.4%
Florida	18,641	4.2%	13,924	3.8%
Washington	15,669	3.5%	12,002	3.3%
New York	14,597	3.3%	8,030	2.2%
New Mexico	12,395	2.8%	7,469	2.0%
Colorado	12,168	2.8%	9,605	2.6%
Other	163,621	37.0%	106,520	28.9%
Total Gross Written Premiums	$442,163	100.0%	$368,078	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$230,917	52.2%	$222,657	60.5%
PESIC	190,786	43.1%	136,493	37.1%
Laulima	16,037	3.7%	8,928	2.4%
FIA	4,423	1.0%	—	—%
Total Gross Written Premiums	$442,163	100.0%	$368,078	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended March 31, 2025, the Company’s income tax rate of 20.1% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises offset by non-deductible executive compensation expense. During the three months ended March 31, 2024, the Company’s income tax rate of 23.2% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended March 31,
	2025	2024
	(in thousands, except shares and per share data)
Net income	$42,922	$26,382
Weighted average common shares outstanding:
Basic	26,658,106	24,862,367
Common Share equivalents	741,891	606,197
Diluted	27,399,997	25,468,564

Earnings per share:
Basic	$1.61	$1.06
Diluted	$1.57	$1.04

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

As of March 31, 2025, the Company’s catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils. As of March 31, 2025, the Company’s XOL reinsurance structure provides protection up to $3.2 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of March 31, 2025, the Company was in compliance with all debt covenants.

As of March 31, 2025 and  December 31, 2024, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million for both the three months ended March 31, 2025 and  March 31, 2024.

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

As of March 31, 2025 and  December 31, 2024, the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB line of credit was immaterial and $0.7 million for the three months ended March 31, 2025 and  March 31, 2024, respectively.

12. Business Acquisitions

On January 1, 2025, the Company completed the acquisition of FIA. The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. As the acquisition did not meet the significance thresholds under Rule 3-05 of Regulation S-X, separate financial statements of FIA are not required to be filed.

In connection with the acquisition, the Company recognized the acquired assets and assumed liabilities of FIA at their estimated fair values as of the acquisition date. Accordingly, the Company’s financial statements as of March 31, 2025 reflect adjustments to record opening balances for the assets acquired and liabilities assumed. These adjustments primarily result from purchase accounting fair value measurements and cause some balances as of January 1, 2025 to differ from the amounts reported as of December 31, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2024 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 25, 2025.

References to the "Company," "Palomar," "we," "us," and "our" are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative solutions in five product categories: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), and Palomar Excess and Surplus Insurance Company (“PESIC”) carry an “A” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. First Indemnity of America Insurance Co. ("FIA") carries an “A-” (Stable) rating from A.M. Best.

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

Recent Developments

In April 2025, the Company completed the acquisition of Advanced AgProtection (“AAP”), a Texas-domiciled managing general agent specializing in Crop insurance. The AAP team brings extensive industry experience, longstanding client, carrier and reinsurer relationships, and a demonstrated track record of performance in the Crop insurance sector.

The Company is currently in the market with a 144A catastrophe bond which is scheduled to close during the second quarter of 2025.

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

Results of Operations

Three months ended March 31, 2025 compared to three months ended March 31, 2024

The following table summarizes our results for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$442,163	$368,078	$74,085	20.1%
Ceded written premiums	(230,745)	(228,171)	(2,574)	1.1%
Net written premiums	211,418	139,907	71,511	51.1%
Net earned premiums	164,070	107,866	56,204	52.1%
Commission and other income	830	528	302	57.2%
Total underwriting revenue (1)	164,900	108,394	56,506	52.1%
Losses and loss adjustment expenses	38,743	26,837	11,906	44.4%
Acquisition expenses, net of ceding commissions and fronting fees	46,359	31,798	14,561	45.8%
Other underwriting expenses	35,733	24,804	10,929	44.1%
Underwriting income (1)	44,065	24,955	19,110	76.6%
Interest expense	(85)	(740)	655	(88.5)%
Net investment income	12,071	7,139	4,932	69.1%
Net realized and unrealized (losses) gains on investments	(2,338)	3,002	(5,340)	(177.9)%
Income before income taxes	53,713	34,356	19,357	56.3%
Income tax expense	10,791	7,974	2,817	35.3%
Net income	$42,922	$26,382	$16,540	62.7%
Adjustments:
Net realized and unrealized losses (gains) on investments	2,338	(3,002)	5,340	(177.9)%
Expenses associated with transactions	2,088	—	2,088	—%
Stock-based compensation expense	4,745	3,820	925	24.2%
Amortization of intangibles	707	390	317	81.3%
Tax impact	(1,494)	204	(1,698)	NM
Adjusted net income (1)	$51,306	$27,794	$23,512	84.6%
Key Financial and Operating Metrics
Annualized return on equity	22.6%	21.7%
Annualized adjusted return on equity (1)	27.0%	22.9%
Loss ratio	23.6%	24.9%
Expense ratio	49.5%	52.0%
Combined ratio	73.1%	76.9%
Adjusted combined ratio (1)	68.5%	73.0%
Diluted earnings per share	$1.57	$1.04
Diluted adjusted earnings per share (1)	$1.87	$1.09
Catastrophe losses	$(542)	$3,359
Catastrophe loss ratio (1)	(0.3)%	3.1%
Adjusted combined ratio excluding catastrophe losses (1)	68.9%	69.8%
Adjusted underwriting income (1)	$51,605	$29,165	$22,440	76.9%
NM - not meaningful

(1)

Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $74.1 million, or 20.1%, to $442.2 million for the three months ended March 31, 2025 compared to $368.1 million for the three months ended March 31, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Earthquake	$130,245	29.5%	$105,729	28.7%	$24,516	23.2%
Casualty	110,487	25.0%	51,935	14.1%	58,552	112.7%
Inland Marine and Other Property	99,284	22.5%	76,876	20.9%	22,408	29.1%
Fronting	53,927	12.2%	94,831	25.8%	(40,904)	(43.1)%
Crop	48,220	10.9%	38,707	10.5%	9,513	24.6%
Total Gross Written Premiums	$442,163	100.0%	$368,078	100.0%	$74,085	20.1%

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended March 31,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$230,917	52.2%	$222,657	60.5%	$8,260	3.7%
PESIC	190,786	43.1%	136,493	37.1%	54,293	39.8%
Laulima	16,037	3.7%	8,928	2.4%	7,109	79.6%
FIA	4,423	1.0%	—	—%	4,423	—%
Total Gross Written Premiums	$442,163	100.0%	$368,078	100.0%	$74,085	20.1%

Ceded Written Premiums

Ceded written premiums increased $2.6 million, or 1.1%, to $230.7 million for the three months ended March 31, 2025 from $228.2 million for the three months ended March 31, 2024. The increase was primarily due to an increase in XOL reinsurance expense driven by growth in exposure, offset by a decrease in quota share cessions primarily driven by lower fronting written premiums.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 52.2% for the three months ended March 31, 2025 from 62.0% for the three months ended March 31, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $71.5 million, or 51.1%, to $211.4 million for the three months ended March 31, 2025 from $139.9 million for the three months ended March 31, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Earthquake lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $56.2 million, or 52.1%, to $164.1 million for the three months ended March 31, 2025 from $107.9 million for the three months ended March 31, 2024 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$375,776	$302,872	$72,904	24.1%
Ceded earned premiums	(211,706)	(195,006)	(16,700)	8.6%
Net earned premiums	$164,070	$107,866	$56,204	52.1%

Net earned premium ratio	43.7%	35.6%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.3 million to $0.8 million for the three months ended March 31, 2025 from $0.5 million for the three months ended March 31, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $11.9 million, or 44.4% to $38.7 million for the three months ended March 31, 2025 from $26.8 million for the three months ended March 31, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$(542)	$3,359	$(3,901)	(116.1)%
Non-catastrophe losses	39,285	23,478	15,807	67.3%
Total losses and loss adjustment expenses	$38,743	$26,837	$11,906	44.4%

Catastrophe loss ratio	(0.3)%	3.1%
Non-catastrophe loss ratio	23.9%	21.8%
Total loss ratio	23.6%	24.9%

Catastrophe loss activity for the quarter ended March 31, 2025 was related to favorable development on prior period catastrophe events.

Catastrophe loss activity for the quarter ended March 31, 2024 was primarily related to flood losses.

Non-catastrophe losses increased for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $14.6 million, or 45.8%, to $46.4 million for the three months ended March 31, 2025 from $31.8 million for the three months ended March 31, 2024. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums.  Acquisition expenses as a percentage of gross earned premiums were 12.3% for the three months ended March 31, 2025 compared to 10.5% for the three months ended March 31, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions and premium-related taxes as a percentage of gross earned premiums and lower ceded commissions and fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $10.9 million, or 44.1%, to $35.7 million for the three months ended March 31, 2025 from $24.8 million for the three months ended March 31, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 9.5% for the three months ended March 31, 2025 compared to 8.2% for the three months ended March 31, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 7.5% for the three months ended March 31, 2025 compared to 6.8% for the three months ended March 31, 2024. Other underwriting expenses as a percentage of gross earned premiums may fluctuate period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $4.9 million, or 69.1%, to $12.1 million for the three months ended March 31, 2025 from $7.1 million for the three months ended March 31, 2024. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2025 due primarily to the use of proceeds from our August 2024 secondary offering and also due to higher yields on invested assets versus the prior year.

The Company incurred $2.3 million of net realized and unrealized losses on investments for the three months ended March 31, 2025 compared to $3.0 million of net realized and unrealized gains for the three months ended March 31, 2024 In both periods, the balance was primarily driven by unrealized gains and losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$11,965	$7,326	$4,639	63.3%
Dividend income	317	197	120	60.9%
Investment management fees and expenses	(211)	(384)	173	(45.1)%
Net investment income	12,071	7,139	4,932	69.1%
Net realized and unrealized (losses) gains on investments	(2,338)	3,002	(5,340)	(177.9)%
Total	$9,733	$10,141	$(408)	(4.0)%

Income Tax Expense

Income tax expense increased $2.8 million to $10.8 million for the three months ended March 31, 2025 from $8.0 million for the three months ended March 31, 2024 due to higher pre-tax income for the period ended March 31, 2025. During the three months ended March 31, 2025, our income tax rate of 20.1% was lower than the statutory rate of 21% due primarily to permanent component of employee stock option exercises offset by non-deductible executive compensation expense. During the three months ended March 31, 2024, our income tax rate of 23.2% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Total revenue	$174,633	$118,535
Net investment income	(12,071)	(7,139)
Net realized and unrealized losses (gains) on investments	2,338	(3,002)
Underwriting revenue	$164,900	$108,394

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Income before income taxes	$53,713	$34,356
Net investment income	(12,071)	(7,139)
Net realized and unrealized losses (gains) on investments	2,338	(3,002)
Interest expense	85	740
Underwriting income	$44,065	$24,955
Expenses associated with transactions	2,088	—
Stock-based compensation expense	4,745	3,820
Amortization of intangibles	707	390
Adjusted underwriting income	$51,605	$29,165

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Net income	$42,922	$26,382
Adjustments:
Net realized and unrealized losses (gains) on investments	2,338	(3,002)
Expenses associated with transactions	2,088	—
Stock-based compensation expense	4,745	3,820
Amortization of intangibles	707	390
Tax impact	(1,494)	204
Adjusted net income	$51,306	$27,794

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)

Annualized adjusted net income	$205,224	$111,176
Average stockholders' equity	$759,739	$486,455
Annualized adjusted return on equity	27.0%	22.9%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$120,005	$82,911
Denominator: Net earned premiums	$164,070	$107,866
Combined ratio	73.1%	76.9%
Adjustments to numerator:
Expenses associated with transactions	$(2,088)	$—
Stock-based compensation expense	(4,745)	(3,820)
Amortization of intangibles	(707)	(390)
Adjusted combined ratio	68.5%	73.0%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands, except per share data)

Adjusted net income	$51,306	$27,794
Weighted-average common shares outstanding, diluted	27,399,997	25,468,564
Diluted adjusted earnings per share	$1.87	$1.09

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Numerator: Losses and loss adjustment expenses	$38,743	$26,837
Denominator: Net earned premiums	$164,070	$107,866
Loss ratio	23.6%	24.9%

Numerator: Catastrophe losses	$(542)	$3,359
Denominator: Net earned premiums	$164,070	$107,866
Catastrophe loss ratio	(0.3)%	3.1%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2025	2024
	(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$120,005	$82,911
Denominator: Net earned premiums	$164,070	$107,866
Combined ratio	73.1%	76.9%
Adjustments to numerator:
Expenses associated with transactions	$(2,088)	$—
Stock-based compensation expense	(4,745)	(3,820)
Amortization of intangibles	(707)	(390)
Catastrophe losses	542	(3,359)
Adjusted combined ratio excluding catastrophe losses	68.9%	69.8%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2025	2024
	(in thousands)
Stockholders' equity	$790,449	$729,030
Goodwill and intangible assets	(24,925)	(13,242)
Tangible stockholders' equity	$765,524	$715,788

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

The Company’s U.S. insurance company subsidiaries, PSIC, PESIC and FIA, are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statutes which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year, or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $99.6 million in 2025 without approval by the California and Oregon Insurance Commissioners.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year, or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $4.2 million in 2025 without approval of the Arizona Insurance Commissioner.

The Company is subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance ("the Commissioner"). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $2.3 million in 2025, conditional upon the Commissioner's approval.

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

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. If a Class 3A insurer has failed to meet its minimum solvency margin on the last day of any financial year, it will also be prohibited, without the approval of the Bermuda Monetary Authority ("BMA"), from declaring or paying any dividends during the next financial year. Furthermore, the Insurance Act limits the ability of PSRE to pay dividends or make capital distributions by stipulating certain margin and solvency requirements and by requiring approval from the BMA prior to a reduction of 15% or more of a Class 3A insurer’s total statutory capital as reported on its prior year statutory balance sheet. Moreover, an insurer must submit an affidavit to the BMA, sworn by at least two directors and the principal representative in Bermuda of the Class 3A insurer, at least seven days prior to payment of any dividend which would exceed 25% of that insurer’s total statutory capital and surplus as reported on its prior year statutory balance sheet. The affidavit must state that in the opinion of those swearing the declaration of such dividend, such dividend has not caused the insurer to fail to meet its relevant margins.

Further, under the Companies Act (as defined below), PSRE may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would be less than its liabilities.

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

The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
	2025	2024
	($ in thousands)
Cash provided by (used in):
Operating activities	$87,183	$33,125
Investing activities	(51,944)	(16,331)
Financing activities	3,549	(6,882)
Change in cash, cash equivalents, and restricted cash	$38,788	$9,912

Our cash flow from operating activities was positive during the three months ended March 31, 2025 and 2024 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended March 31, 2025 and 2024 related primarily to purchases of fixed maturity securities in excess of sales and maturities in each period.

Cash provided by financing activities for the three months ended March 31, 2025 was related to the receipt of $2.4 million in proceeds from stock option exercises, the receipt of $0.5 million in proceeds from our employee stock purchase plan and the receipt of $0.8 million in proceeds from policy holder contributions of surplus, offset by $0.1 million in offering costs from the August 2024 Secondary Offering. Cash used in financing activities for three months ended March 31, 2024 was related to $9.6 million in payments on our FHLB line of credit, offset by the receipt of $1.9 million in proceeds from stock option exercises and the receipt of $0.4 million in proceeds from our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1,168.7 million in cash and investment securities available at March 31, 2025. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

Our share repurchase program expired on March 31, 2024 and we did not make any share repurchases during the three months ended March 31, 2025.

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

As of March 31, 2025, we had no borrowings outstanding through the Credit Agreement.

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

As of March 31, 2025, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At March 31, 2025 total stockholders’ equity was $790.4 million and tangible stockholders’ equity was $765.5 million, compared to total stockholders’ equity of $729.0 million and tangible stockholders’ equity of $715.8 million as of December 31, 2024. Stockholders' equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2025, the majority of our investment portfolio, or $991.8 million, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $44.4 million of equity securities, $2.3 million of equity method investments and $11.0 million of investments in limited partnerships. In addition, we maintained a non‑restricted cash and cash equivalent balance of $119.3 million at March 31, 2025. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.09 and 4.04 years and an average rating of “A1/A+” and “A1/A+” at March 31, 2025 and December 31, 2024, respectively. Our fixed income investment portfolio had a book yield of 4.65% as of March 31, 2025, compared to 4.59% as of December 31, 2024.

At March 31, 2025 and December 31, 2024 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$16,567	$16,166	1.6%
U.S. States, Territories, and Political Subdivisions	19,876	18,388	1.9%
Special revenue excluding mortgage/asset-backed securities	19,440	17,060	1.7%
Corporate and other	520,041	508,628	51.3%
Mortgage/asset-backed securities	439,968	431,517	43.5%
Total available-for-sale investments	$1,015,892	$991,759	100.0%

	Amortized	Fair	% of Total
December 31, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$32,806	3.5%
U.S. States, Territories, and Political Subdivisions	10,606	9,778	1.0%
Special revenue excluding mortgage/asset-backed securities	30,283	26,634	2.8%
Corporate and other	492,395	475,491	50.6%
Mortgage/asset-backed securities	406,597	394,337	42.0%
Total available-for-sale investments	$973,330	$939,046	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2025 and December 31, 2024:

	Estimated	% of
March 31, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$139,730	14.1%
AA	306,807	30.9%
A	284,674	28.7%
BBB	246,269	24.9%
BB	13,186	1.3%
B	1,092	0.1%
CCC & Below	1	—%
	$991,759	100.0%

	Estimated	% of
December 31, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$130,161	13.9%
AA	305,267	32.5%
A	254,890	27.1%
BBB	236,855	25.2%
BB	10,614	1.1%
B	1,258	0.1%
CCC & Below	1	0.0%
	$939,046	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2025 were as follows:

	Amortized	Fair	% of Total
March 31, 2025	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$70,521	$70,386	7.1%
Due after one year through five years	204,784	200,660	20.2%
Due after five years through ten years	184,930	179,685	18.1%
Due after ten years	115,689	109,511	11.0%
Mortgage and asset-backed securities	439,968	431,517	43.5%
	$1,015,892	$991,759	100.0%

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

Our catastrophe event retention is $20 million for earthquake events and $15.5 million for hurricane events and all other perils. Our reinsurance coverage exhausts at $3.2 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250-year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250-year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2024 Annual Report on Form 10-K.

There have been no material changes in our critical accounting policies and estimates as compared to the critical accounting policies and estimates disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2024 Annual Report on Form 10-K.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 73.7% rated “A−” or better. At March 31, 2025, 1.4% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

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

●

Changes in global trade policies, including the imposition of tariffs, along with broader economic uncertainty, could contribute to financial market volatility, shifts in interest rates, and disruptions to the sectors we insure;

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

Our reinsurance coverage currently exhausts at $3.2 billion for earthquake events, $735 million for Hawaii hurricane events, and $117.5 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Our catastrophe event retention is currently $20 million for earthquake events and $15.5 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of March 31, 2025, we had $391.6 million of aggregate reinsurance recoverables.

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

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in our 2024 Annual Report on Form 10-K.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of March 31, 2025, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). First Indemnity of America Insurance Co. ("FIA") carries an “A-” (Stable) rating from A.M. Best.

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

Our policyholders and insurance risks are currently concentrated in California, which generated 43% of our gross written premiums for the year ended December 31, 2024 and 32% for the three months ended March 31, 2025. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

In particular, our future success is substantially dependent on the continued service of our Founder, Chief Executive Officer and Chairman, Mac Armstrong, our Chief Financial Officer, Christopher Uchida and our President, Jon Christianson. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

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

For the three months ended March 31, 2025, our largest program administrator distributed $95.1 million or 21.5% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the three months ended March 31, 2025.

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

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. For example, we recently completed the acquisition of FIA in January 2025 and the acquisition of AAP in April 2025. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses. We may not realize the anticipated benefits of acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired lines of business with our existing operations, or integrate personnel from the acquired businesses, in which case our business, financial condition and results of operations could be harmed.

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

Instability in the surety market, resulting from construction defaults, contractual disputes, or evolving regulatory requirements, could negatively impact the performance of our surety products;

Fluctuations in construction industry performance, defaults on bonded projects, contractual disagreements and regulatory changes are inherent risks in the surety insurance industry. These events may lead to significant challenges in underwriting, claims management, and regulatory compliance. Depending on our ability to effectively manage the impact of these risks, we could face increased loss reserves, higher underwriting losses, and rising operational costs, all of which could materially affect our financial performance and overall profitability.

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

Changes in global trade policies, including the imposition of tariffs, along with broader economic uncertainty, could contribute to financial market volatility, shifts in interest rates, and disruptions to the sectors we insure.

Ongoing global economic uncertainty, including the effects of inflation, interest rate volatility, and changes in international trade policies such as the imposition of tariffs, could have wide-ranging impacts on the markets in which we operate. These conditions may lead to shifts in consumer behavior, changes in exposure levels across personal and commercial lines, and increased costs associated with claims, operations, and policy administration. In addition, market volatility may negatively impact the performance of our investment portfolio and influence policyholder behavior. Together, these developments could adversely affect our financial results, capital position, and ability to execute our long-term business strategy.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity invested assets totaled $44.4 million as of March 31, 2025.

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners (“NAIC”), and the respective state insurance departments regulating each of our insurance company subsidiaries.

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

Our insurance company subsidiaries, PSIC, PESIC and FIA, are subject to extensive rules and regulations enforced by the insurance regulator of the state in which they are commercially domiciled. To a lesser degree, they are also subject to regulations in the other states in which they operate. Our Bermuda based reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), is subject to regulation in Bermuda.

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

Our U.S. insurance subsidiaries are part of an “insurance holding company system” within the meaning of applicable state statutes and regulations. As a result of such status, certain transactions between our U.S. insurance subsidiaries and one or more of their affiliates, such as a tax sharing agreement or cost sharing arrangement, may not be effected unless the insurer has provided notice of that transaction to the respective state regulator, at least 30 days prior to engaging in the transaction, and the regulator has not disapproved such transaction within the 30-day time period. These prior notification requirements may result in business delays and additional business expenses. If any of our U.S. insurance subsidiaries fail to file a required notification or fail to comply with other applicable insurance regulations, we may be subject to significant fines and penalties and our working relationship with the state insurance regulators may be impaired.

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

Our U.S. insurance subsidiaries are subject to risk‑based capital requirements, based upon the “risk-based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under the laws of the state in which they are domiciled. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. It identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk-based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

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

FIA is subject to regulation from the New Jersey Department of Banking and Insurance, which requires that FIA comply with New Jersey Statutes and Insurance Code. Failure to meet these regulatory requirements could result in substantial fines or penalties and may negatively affect FIA’s relationship with the New Jersey Department of Banking and Insurance.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 48 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC, PSRE and FIA. State insurance laws, including the laws of Oregon, California, Arizona, New Jersey, and the laws of Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon, California and Arizona is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g) and Arizona Revised Statute 20-481. Under Oregon statute, dividend payments from PSIC are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC and PESIC may in the future adopt statutory provisions more restrictive than those currently in effect.

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

In addition to compliance with GAAP on a consolidated basis, many of our subsidiaries are required to comply with statutory accounting principles (“SAP”). SAP and various components of SAP are subject to constant review by the NAIC and its task forces and committees, as well as state insurance departments to address emerging issues and otherwise improve financial reporting. Various proposals are pending before committees and task forces of the NAIC, some of which, if enacted, could have negative effects on insurance industry participants. The NAIC continuously examines existing laws and regulations. We cannot predict whether or in what form such reforms will be enacted and, if so, whether the enacted reforms will positively or negatively affect us.

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

Under applicable state insurance laws and regulations which govern our subsidiaries' operations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti‑competitive results that may arise from the consummation of the acquisition of control. State insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an insurer domiciled in that state. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Palomar Holdings, Inc. and would trigger the applicable change of control filing requirements under state insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the respective state insurance departments. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Palomar Holdings, Inc., including through transactions that some or all of the stockholders of Palomar Holdings, Inc. might consider to be desirable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended  March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1+	Notice to Grant Non-Executive Restricted Stock Units, dated January 29, 2025 (filed herewith)
10.2+	Form of Non-Executive Restricted Stock Units Agreement, dated January 29, 2025 (filed herewith)
10.3+	Notice to Grant Executive Restricted Stock Units, dated January 29, 2025 (filed herewith)
10.4+	Form of Executive Restricted Stock Units Agreement, dated January 29, 2025 (filed herewith)
10.5+	Notice to Grant Non-Executive Performance Stock Units, dated January 29, 2025 (filed herewith)
10.6+	Form of Non-Executive Performance Stock Units Agreement, dated January 29, 2025 (filed herewith)
10.7+	Notice to Grant Executive Performance Stock Units, dated January 29, 2025 (filed herewith)
10.8+	Form of Executive Performance Stock Units Agreement, dated January 29, 2025 (filed herewith)

101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Date File (formatted as Inline XBRL and contained in Exhibit 101)

+	Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: May 6, 2025	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 6, 2025	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)