Form 10-Q
period 2025-06-30
Palomar Holdings, Inc.
filed 2025-08-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

Number of shares of the registrant’s common shares outstanding at July 31, 2025: 26,783,465

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,130,737 in 2025; $973,330 in 2024)	$1,113,366	$939,046
Equity securities, at fair value (cost: $38,486 in 2025; $32,987 in 2024)	49,222	40,529
Equity method investment	—	2,277
Other investments	12,405	5,863
Total investments	1,174,993	987,715
Cash and cash equivalents	81,297	80,438
Restricted cash	18	101
Accrued investment income	10,180	8,440
Premiums receivable	490,240	305,724
Deferred policy acquisition costs, net of ceding commissions and fronting fees	116,356	94,881
Reinsurance recoverable on paid losses and loss adjustment expenses	37,397	47,076
Reinsurance recoverable on unpaid losses and loss adjustment expenses	399,471	348,083
Ceded unearned premiums	332,970	276,237
Prepaid expenses and other assets	120,740	91,086
Deferred tax assets, net	3,063	8,768
Property and equipment, net	2,929	429
Goodwill and intangible assets, net	62,837	13,242
Total assets	$2,832,491	$2,262,220
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$153,760	$70,079
Reserve for losses and loss adjustment expenses	598,656	503,382
Unearned premiums	900,987	741,692
Ceded premium payable	293,967	190,168
Funds held under reinsurance treaty	37,914	27,869
Income taxes payable	10	—
Total liabilities	1,985,294	1,533,190
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,777,198 and 26,529,402 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	509,161	493,656
Accumulated other comprehensive loss	(13,633)	(26,845)
Retained earnings	351,666	262,216
Total stockholders’ equity	847,197	729,030
Total liabilities and stockholders’ equity	$2,832,491	$2,262,220

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues:
Gross written premiums	$496,288	$385,184	$938,452	$753,262
Ceded written premiums	(266,506)	(209,181)	(497,251)	(437,352)
Net written premiums	229,782	176,003	441,201	315,910
Change in unearned premiums	(49,824)	(53,718)	(97,172)	(85,759)
Net earned premiums	179,958	122,285	344,029	230,151
Net investment income	13,370	7,960	25,441	15,098
Net realized and unrealized gains on investments	8,306	32	5,968	3,034
Commission and other income	1,677	792	2,507	1,320
Total revenues	203,311	131,069	377,945	249,603
Expenses:
Losses and loss adjustment expenses	46,183	30,431	84,927	57,268
Acquisition expenses, net of ceding commissions and fronting fees	51,637	35,806	97,996	67,604
Other underwriting expenses	45,525	31,233	81,258	56,036
Interest expense	86	225	171	965
Total expenses	143,431	97,695	264,352	181,873
Income before income taxes	59,880	33,374	113,593	67,730
Income tax expense	13,352	7,645	24,143	15,619
Net income	$46,528	$25,729	$89,450	$52,111
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	3,009	(1,550)	13,213	(4,064)
Net comprehensive income	$49,537	$24,179	$102,663	$48,047
Per Share Data:
Basic earnings per share	$1.74	$1.03	$3.35	$2.09
Diluted earnings per share	$1.68	$1.00	$3.24	$2.04

Weighted-average common shares outstanding:
Basic	26,756,095	24,946,987	26,707,371	24,904,677
Diluted	27,628,733	25,617,916	27,568,913	25,554,445

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030
Other comprehensive income, net of tax	—	—	—	10,203	—	10,203
Stock-based compensation	—	—	4,745	—	—	4,745
Issuance of common stock via employee stock purchase plan	6,310	—	526	—	—	526
Issuance of common stock via equity incentive plan	199,420	—	2,377	—	—	2,377
Policyholder contribution to surplus	—	—	777	—	—	777
Offering costs (related to prior year offering)	—	—	(131)	—	—	(131)
Net income	—	—	—	—	42,922	42,922
Balance at March 31, 2025	26,735,132	$3	$501,950	$(16,642)	$305,138	$790,449
Other comprehensive income, net of tax	—	—	—	3,009	—	3,009
Stock-based compensation	—	—	5,347	—	—	5,347
Issuance of common stock via employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock via equity incentive plan	42,066	—	889	—	—	889
Policyholder contribution to surplus	—	—	975	—	—	975
Net income	—	—	—	—	46,528	46,528
Balance at June 30, 2025	26,777,198	$3	$509,161	$(13,633)	$351,666	$847,197

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252
Other comprehensive loss, net of tax	—	—	—	(2,514)	—	(2,514)
Stock-based compensation	—	—	3,820	—	—	3,820
Issuance of common stock via employee stock purchase plan	9,806	—	434	—	—	434
Issuance of common stock via equity incentive plan	138,267	—	1,857	—	—	1,857
Policyholder contribution to surplus	—	—	427	—	—	427
Net income	—	—	—	—	26,382	26,382
Balance at March 31, 2024	24,921,060	$3	$357,135	$(26,505)	$171,025	$501,658
Other comprehensive loss, net of tax	—	—	—	(1,550)	—	(1,550)
Stock-based compensation	—	—	3,968	—	—	3,968
Issuance of common stock via equity incentive plan	63,578	—	2,112	—	—	2,112
Policyholder contribution to surplus	—	—	689	—	—	689
Net income	—	—	—	—	25,729	25,729
Balance at June 30, 2024	24,984,638	3	363,904	(28,055)	196,754	$532,606

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net cash provided by operating activities	$208,061	$88,252
Investing activities
Purchases of property and equipment	(64)	—
Capitalized software costs	(3,076)	(2,848)
Purchases of fixed maturity securities	(629,766)	(235,549)
Purchases of equity securities	(10,261)	(202)
Sales and maturities of fixed maturity securities	492,146	187,217
Sales of equity securities	12,956	9,014
Change in securities receivable or payable, net	(7,035)	6
Investments in limited partnerships	(6,089)	(2,641)
Acquisitions, net of cash acquired	(61,509)	—
Net cash used in investing activities	(212,698)	(45,003)
Financing activities
Net (payments on) proceeds from line of credit	—	(52,600)
Offering costs (related to prior year offering)	(131)	—
Proceeds from common stock issued via employee stock purchase plan	526	434
Proceeds from common stock issued via stock option exercises	3,266	3,968
Policy holder contribution to surplus	1,752	1,116
Net cash provided by (used in) financing activities	5,413	(47,082)
Net decrease in cash, cash equivalents and restricted cash	776	(3,833)
Cash, cash equivalents and restricted cash at beginning of period	80,539	51,852
Cash, cash equivalents and restricted cash at end of period	$81,315	$48,019
Supplementary cash flow information:
Cash paid for income taxes	$24,717	$23,728
Cash paid for interest	$119	$908

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2025	2024
	(unaudited)
Cash and cash equivalents	$81,297	$80,438
Restricted cash	18	101
Cash and cash equivalents and restricted cash	$81,315	$80,539

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda domiciled reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California domiciled property and casualty insurance agency, Palomar Insurance Agency, Inc., DBA Palomar General Insurance Agency (“PGIA”), a Delaware-incorporated management company, Palomar Underwriters Exchange Organization, Inc. (“PUEO”), that provides services to a Hawaii domiciled reciprocal exchange, Laulima Exchange (“Laulima”), as its attorney-in-fact, a New Jersey domiciled insurance carrier specializing in surety bonds, First Indemnity of America Insurance Co. (“FIA”) and a Delaware-incorporated insurance management company, Palomar Crop Insurance Services, Inc. (“PCIS”).

Segment Reporting

The Company has a single operating segment, the property and casualty insurance business. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income and there are no other segment items used by the CODM. The CODM reviews the Company’s revenue, expenses and net income as reported under U.S. generally accepted accounting principles (“GAAP”), which is the primary measure of segment profit or loss. The CODM reviews these measures, comparing them to prior periods and expectations, and makes resource allocation decisions based on the analysis. While the Company’s CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and include the accounts of the Company and its wholly‑owned subsidiaries. The condensed consolidated financial statements also include the accounts of Laulima, as Laulima is a variable interest entity (“VIE”) for which the Company is the primary beneficiary.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended June 30, 2025.

Recently issued accounting pronouncements not yet adopted

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. The Company will adopt this guidance beginning with the Annual Report on Form 10-K for the year ending December 31, 2025 and the adoption is not expected to have a significant impact on the Company’s required disclosures.

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2023-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending December 31, 2027, and for interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance for
	Cost or	Unrealized	Unrealized	Credit	Fair
June 30, 2025	Cost	Gains	Losses	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$20,635	$51	$(348)	$—	$20,338
U.S. States, Territories, and Political Subdivisions	19,832	58	(1,518)	—	18,372
Special revenue excluding mortgage/asset-backed securities	19,406	13	(2,446)	—	16,973
Corporate and other	588,794	5,904	(11,863)	—	582,835
Mortgage/asset-backed securities	482,070	3,298	(10,520)	—	474,848
Total available-for-sale investments	$1,130,737	$9,324	$(26,695)	$—	$1,113,366

	Amortized	Gross	Gross	Allowance for
	Cost or	Unrealized	Unrealized	Credit	Fair
December 31, 2024	Cost	Gains	Losses	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$33,449	$6	$(649)	$—	$32,806
U.S. States, Territories, and Political Subdivisions	10,606	29	(857)	—	9,778
Special revenue excluding mortgage/asset-backed securities	30,283	85	(3,734)	—	26,634
Corporate and other	492,395	1,689	(18,349)	(244)	475,491
Mortgage/asset-backed securities	406,597	1,408	(13,668)	—	394,337
Total available-for-sale investments	$973,330	$3,217	$(37,257)	$(244)	$939,046

Security holdings in an unrealized loss position

As of June 30, 2025, the Company held 491 fixed maturity securities in an unrealized loss position with a total estimated fair value of $495.2 million and total gross unrealized losses of $26.7 million. As of December 31, 2024, the Company held 595 fixed maturity securities in an unrealized loss position with a total estimated fair value of $664.0 million and total gross unrealized losses of $37.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2025 and December 31, 2024, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2025	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$7,152	$(3)	$10,029	$(345)	$17,181	$(348)
U.S. States, Territories, and Political Subdivisions	7,358	(1,099)	8,069	(419)	15,427	(1,518)
Special revenue excluding mortgage/asset-backed securities	1,618	(99)	14,481	(2,347)	16,099	(2,446)
Corporate and other	111,899	(3,475)	143,214	(8,388)	255,113	(11,863)
Mortgage/asset-backed securities	102,968	(1,122)	88,382	(9,398)	191,350	(10,520)
Total available-for-sale investments	$230,995	$(5,798)	$264,175	$(20,897)	$495,170	$(26,695)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$16,507	$(65)	$14,291	$(584)	$30,798	$(649)
U.S. States, Territories, and Political Subdivisions	2,614	(419)	5,076	(438)	7,690	(857)
Special revenue excluding mortgage/asset-backed securities	2,182	(426)	21,733	(3,308)	23,915	(3,734)
Corporate and other	181,179	(4,996)	176,531	(13,353)	357,710	(18,349)
Mortgage/asset-backed securities	152,287	(2,820)	91,572	(10,848)	243,859	(13,668)
Total available-for-sale investments	$354,769	$(8,726)	$309,203	$(28,531)	$663,972	$(37,257)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

Based on the Company’s review as of June 30, 2025, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2025, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$69,498	$69,428
Due after one year through five years	250,894	248,447
Due after five years through ten years	214,429	213,039
Due after ten years	113,846	107,604
Mortgage and asset-backed securities	482,070	474,848
	$1,130,737	$1,113,366

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Interest income	$13,344	$7,626	$25,308	$14,952
Dividend income	242	257	559	455
Investment income (expense)	(216)	77	(426)	(309)
Net investment income	$13,370	$7,960	$25,441	$15,098

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$409	$18	$434	$18
Gains on sales of equity securities	218	—	234	—
Total realized gains	627	18	668	18
Realized losses:
Losses on sales of fixed maturity securities	(298)	—	(758)	(2)
Losses on sales of equity securities	(225)	—	(234)	(1,204)
Total realized losses	(523)	—	(992)	(1,206)
Net realized investment gains (losses)	104	18	(324)	(1,188)
Change in allowance for credit losses	—	(327)	244	(327)
Net unrealized gains on equity securities	5,659	388	3,327	4,617
Net unrealized gains (losses) on equity method investment	2,286	(245)	2,268	(266)
Net unrealized gains on other investments	257	198	453	198
Net realized and unrealized gains on investments	$8,306	$32	$5,968	$3,034

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $3.0 million and immaterial for the three months ended June 30, 2025 and 2024, respectively. Proceeds from the sale of equity securities were $4.6 million and immaterial for the three months ended June 30, 2025 and 2024, respectively.

Proceeds from the sale of fixed maturity securities were $8.8 million and $2.2 million for the six months ended June 30, 2025 and 2024, respectively. Proceeds from the sale of equity securities were $6.4 million and immaterial for the six months ended June 30, 2025 and 2024, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of June 30, 2025 and December 31, 2024, the carrying value of securities on deposit with state regulatory authorities was $12.4 million and $9.9 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of June 30, 2025, the Company had unfunded commitments to invest an additional $74.4 million in these limited partnerships.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024.

June 30, 2025	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$20,338	$—	$20,338
U.S. States, Territories, and Political Subdivisions	—	18,372	—	18,372
Special revenue excluding mortgage/asset-backed securities	—	16,973	—	16,973
Corporate and other	—	582,835	—	582,835
Mortgage/asset-backed securities	—	474,848	—	474,848
Equity securities	49,222	—	—	49,222
Cash, cash equivalents, and restricted cash	81,315	—	—	81,315
Total assets	$130,537	$1,113,366	$—	$1,243,903

December 31, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,806	$—	$32,806
U.S. States, Territories, and Political Subdivisions	—	9,778	—	9,778
Special revenue excluding mortgage/asset-backed securities	—	26,634	—	26,634
Corporate and other	—	475,491	—	475,491
Mortgage/asset-backed securities	—	394,337	—	394,337
Equity securities	40,529	—	—	40,529
Cash, cash equivalents, and restricted cash	80,539	—	—	80,539
Total assets	$121,068	$939,046	$—	$1,060,114

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of June 30, 2025 and December 31, 2024, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$182,661	$110,163	$155,299	$97,653
Add: Balance acquired from FIA(1)	—	—	$6,788	—
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	52,698	33,355	95,757	59,688
Prior years	(6,515)	(2,924)	(10,830)	(2,420)
Total incurred	46,183	30,431	84,927	57,268
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	17,659	6,861	22,657	11,756
Prior years	12,000	14,972	25,172	24,404
Total payments	29,659	21,833	47,829	36,160
Reserve for losses and LAE net of reinsurance recoverables at end of period	199,185	118,761	199,185	118,761
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	399,471	347,840	399,471	347,840
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$598,656	$466,601	$598,656	$466,601

(1)
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

The Company experienced favorable prior year development of $6.5 million and favorable prior year development of $2.9 million during the three months ended June 30, 2025 and 2024, respectively.

The Company experienced favorable prior year development of $10.8 million and favorable prior year development of $2.4 million during the six months ended June 30, 2025 and 2024, respectively.

Favorable prior year development during the three months ended June 30, 2025 was primarily due to lower than anticipated severity of attritional losses. Favorable prior year development during the three months ended June 30, 2024 was primarily due to lower than anticipated severity of attritional losses.

Favorable prior year development during the six months ended June 30, 2025 was primarily due to lower than anticipated severity of attritional losses. Favorable prior year development during the six months ended June 30, 2024 was primarily due to lower than anticipated severity of attritional losses.

5. Stockholders’ Equity

As of June 30, 2025 and December 31, 2024, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of June 30, 2025 and December 31, 2024, the Company had 500,000,000 common shares authorized and 26,777,198 and 26,529,402 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital was $509.2 million as of June 30, 2025 and $493.7 million as of December 31, 2024.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2025:

Stock options outstanding under 2019 Equity Incentive Plan	510,444
Restricted stock units outstanding under 2019 Equity Incentive Plan	314,227
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	503,451
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,225,816
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,587,360
Total	7,141,298

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock-Based Compensation	$5,347	$3,968	$10,092	$7,789

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

Stock Options

Recipients of stock options can purchase shares of the Company’s common stock at a price equal to the common stock’s fair market value on the grant date, determined by the closing price of the Company’s common stock on the grant date. Stock options vest over a period between two and four years with between 25% and 50% vesting on the first anniversary of the grant date and the remainder vesting monthly over the remaining period, subject to continued service to the Company. Stock options expire ten years after the grant date.

The following table summarizes stock option transactions for the six months ended June 30, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	588,385	$33.76	4.9	$42,273
Options granted	—	—
Options exercised	(77,599)	42.09
Options cancelled	(342)	94.38
Outstanding at June 30, 2025	510,444	$32.45	4.4	$53,407
Vested and Exercisable at June 30, 2025	510,024	$32.41	4.4	$53,382

As of June 30, 2025, the Company had immaterial unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.3 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. All vesting is subject to continued service.

The following table summarizes RSU transactions for the six months ended June 30, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	320,411	$65.03
Granted	120,775	115.43
Released	(122,487)	60.64
Forfeited	(4,472)	82.82
Non-vested outstanding at June 30, 2025	314,227	$85.87

As of June 30, 2025, the Company had approximately $22.2 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021 and are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of June 30, 2025, four stock price milestones have been achieved solely with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

Effective starting with 2025 grants, PSUs issued to executives include a relative total shareholder return (“RTSR”) modifier. The RTSR modifier adjusts PSU payouts up or down based on the Company’s shareholder return relative to the S&P 1500 Property & Casualty Insurance Index (the “Index”) over a three-year measurement period.

The following table summarizes PSU transactions for the six months ended June 30, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	460,450	$40.43
Granted	86,844	99.61
Vested	(41,400)	50.35
Forfeited	(2,443)	64.97
Non-vested outstanding at June 30, 2025	503,451	$49.70

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of June 30, 2025, the Company had approximately $13.0 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.4 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 6,310 shares pursuant to the ESPP during the six months ended June 30, 2025.

Share repurchases

The Company’s prior share repurchase program ended on March 31, 2024. There were no share repurchases made during the six months ended June 30, 2025.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Six Months Ended June 30,
	2025	2024
	(in thousands)
Beginning Balance	$(26,845)	$(23,991)

Other comprehensive income (loss) before reclassification	16,389	(5,129)
Federal income tax (expense) benefit	(3,432)	1,078
Other comprehensive income (loss) before reclassification, net of tax	12,957	(4,051)

Amounts reclassified from AOCI	323	(16)
Federal income tax (expense) benefit	(68)	3
Amounts reclassified from AOCI, net of tax	255	(13)

Other comprehensive income (loss)	13,212	(4,064)
Balance at end of period	$(13,633)	$(28,055)

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Earthquake	$147,702	29.8%	$135,029	35.1%	$277,929	29.7%	$240,759	32.0%
Casualty	128,222	25.8%	58,605	15.2%	238,932	25.5%	110,539	14.7%
Inland Marine and Other Property	120,031	24.2%	93,453	24.3%	219,098	23.3%	170,329	22.6%
Fronting	60,869	12.2%	95,896	24.9%	114,810	12.2%	190,727	25.3%
Crop	39,464	8.0%	2,201	0.5%	87,683	9.3%	40,908	5.4%
Total Gross Written Premiums	$496,288	100.0%	$385,184	100.0%	$938,452	100.0%	$753,262	100.0%

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$163,814	33.0%	$183,396	47.6%	$303,536	32.3%	$340,614	45.2%
Texas	35,708	7.2%	28,600	7.4%	80,699	8.6%	69,396	9.2%
Hawaii	24,544	4.9%	18,235	4.7%	44,901	4.8%	30,751	4.1%
Florida	23,979	4.8%	29,796	7.7%	42,621	4.5%	43,720	5.8%
New York	17,462	3.5%	7,980	2.1%	32,857	3.5%	16,010	2.1%
Washington	17,188	3.5%	13,063	3.4%	32,059	3.4%	25,066	3.3%
Illinois	13,048	2.7%	4,870	1.3%	18,637	2.0%	8,168	1.1%
Minnesota	12,004	2.4%	1,243	0.3%	13,042	1.4%	2,440	0.3%
Other	188,541	38.0%	98,001	25.5%	370,100	39.5%	217,097	28.9%
Total Gross Written Premiums	$496,288	100.0%	$385,184	100.0%	$938,452	100.0%	$753,262	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$232,983	46.9%	$193,709	50.3%	$463,900	49.4%	$416,366	55.3%
PESIC	237,943	47.9%	177,109	46.0%	428,730	45.7%	313,603	41.6%
Laulima	20,134	4.1%	14,366	3.7%	36,171	3.9%	23,293	3.1%
FIA	5,228	1.1%	—	—%	9,651	1.0%	—	—%
Total Gross Written Premiums	$496,288	100.0%	$385,184	100.0%	$938,452	100.0%	$753,262	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended June 30, 2025 and 2024, the Company’s income tax rates of 22.3% and 22.9%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

For the six months ended June 30, 2025 and 2024, the Company’s income tax rates of 21.3% and 23.1%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$46,528	$25,729	$89,450	$52,111
Weighted average common shares outstanding:
Basic	26,756,095	24,946,987	26,707,371	24,904,677
Common Share equivalents	872,638	670,929	861,542	649,768
Diluted	27,628,733	25,617,916	27,568,913	25,554,445

Earnings per share:
Basic	$1.74	$1.03	$3.35	$2.09
Diluted	$1.68	$1.00	$3.24	$2.04

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

As of June 30, 2025, the Company’s catastrophe event retention is $20 million for earthquake events and $11 million for continental hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. As of June 30, 2025, the Company’s XOL reinsurance structure provides protection up to $3.53 billion for earthquake events and $100 million for continental U.S. hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company utilizes collateralized protection from the insurance-linked securities market through catastrophe bonds issued via Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer. The Company closed a $525 million catastrophe bond in the second quarter of 2025, effective June 1, 2025 through June 1, 2028; a $420 million catastrophe bond in the second quarter of 2024, effective June 1, 2024 through June 1, 2027; a $200 million catastrophe bond in the second quarter of 2023, effective June 1, 2023 through June 1, 2026; and a $275 million 144A catastrophe bond in the second quarter of 2022, effective June 1, 2022 through June 1, 2025. These catastrophe bonds provide indemnity-based reinsurance coverage for earthquake events.

11. Credit Agreements

U.S. Bank Credit Agreement

In December 2021, the Company entered into a Credit Agreement with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each Secured Overnight Financing Rate (“SOFR”) rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at the Company’s discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. In addition to interest on funds borrowed, the Company must pay an unused line fee of 0.25% on any amounts not borrowed.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of June 30, 2025, the Company was in compliance with all debt covenants.

As of June 30, 2025 and December 31, 2024, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively. Interest expense on the Credit Agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively.

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

As of June 30, 2025 the Company had no borrowings outstanding through the FHLB. The Company did not incur any interest expense for either the three or six months ended June 30, 2025, respectively. As of December 31, 2024, the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB Line of Credit was $0.1 million and $0.8 million for the three and six months ended June 30, 2024, respectively.

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

In connection with the acquisition, the Company recognized the acquired assets and assumed liabilities of FIA at their estimated fair values as of the acquisition date. Accordingly, the Company’s previously issued financial statements as of March 31, 2025 reflect adjustments to record opening balances for the assets acquired and liabilities assumed. These adjustments primarily result from purchase accounting fair value measurements and cause some balances as of January 1, 2025 to differ from the amounts reported as of December 31, 2024.

On April 1, 2025, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Advanced AgProtection, LLC (“AAP”). The acquisition was accounted for as a business combination in accordance with Accounting Standards Codification (ASC) 805, Business Combinations. As the acquisition did not meet the significance thresholds under Rule 3-05 of Regulation S-X, separate financial statements of AAP are not required to be filed.

In connection with the acquisition, the Company recognized the acquired assets and assumed liabilities of AAP at their estimated fair values as of the acquisition date. Accordingly, the Company’s financial statements as of June 30, 2025 reflect adjustments to record opening balances for the assets acquired and liabilities assumed. These adjustments primarily result from purchase accounting fair value measurements.

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

The results of operations for the six months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 25, 2025.

References to the “Company,” “Palomar,” “we,” “us,” and “our” are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative solutions in five product categories: Earthquake, Inland Marine and Other Property, Casualty, Fronting, and Crop. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), and Palomar Excess and Surplus Insurance Company (“PESIC”) carry an “A” rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. First Indemnity of America Insurance Co. (“FIA”) carries an “A-” (Stable) rating from A.M. Best.

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

Components of Our Results of Operations

Gross Written Premiums

Gross written premiums are the amounts received or to be received for insurance policies written or assumed by us during a specific period of time without reduction for policy acquisition costs, reinsurance costs or other deductions. The volume of our gross written premiums in any given period is generally influenced by:

•
Volume of new business submissions in existing products or partnerships;

•
Binding of new business submissions in existing products or partnerships into policies;
•
Entrance into new partnerships or the offering of new types of insurance products;
•
Exits from existing partnerships or reducing or ceasing to offer existing insurance products;
•
Renewal rates of existing policies; and
•
Average size and premium rate of bound policies.

Our gross written premiums are also impacted when we assume unearned in-force premiums due to new partnerships or other business reasons. In periods where we assume a large volume of unearned premiums, our gross written premiums may increase significantly compared to prior periods and the increase may not be indicative of future trends. The majority of our Crop written premiums are recognized in the third quarter, as we receive the requisite reporting from insureds at that time. This pattern reflects the seasonal nature of the Crop business, which typically results in a disproportionate amount of Crop premiums being recognized in the third quarter. As such, our interim results may not be indicative of full-year performance.

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

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses represent the costs incurred for losses, net of any losses ceded to reinsurers. These expenses are a function of the size and term of the insurance policies we write and the loss experience associated with the underlying coverage. Certain policies we write subject us to attritional losses such as building fires or casualty claims. In addition, many of the policies we write subject us to catastrophe losses. Catastrophe losses are certain losses resulting from events involving multiple claims and policyholders, including earthquakes, hurricanes, floods, droughts, convective storms, terrorist acts or other aggregating events. Our losses and loss adjustment expenses are generally affected by:

•
The occurrence, frequency, and severity of catastrophe events in the areas where we underwrite policies relating to these perils;
•
The occurrence, frequency, and severity of non‑catastrophe attritional losses;

•
The mix of business written by us;
•
The reinsurance agreements we have in place at the time of a loss;
•
The geographic location and characteristics of the policies we underwrite;
•
Changes in the legal or regulatory environment related to the business we write;
•
Trends in legal defense costs;
•
Inflation in housing and construction costs; and
•
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

Results of Operations

Three months ended June 30, 2025 compared to three months ended June 30, 2024

The following table summarizes our results for the three months ended June 30, 2025 and 2024:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$496,288	$385,184	$111,104	28.8%
Ceded written premiums	(266,506)	(209,181)	(57,325)	27.4%
Net written premiums	229,782	176,003	53,779	30.6%
Net earned premiums	179,958	122,285	57,673	47.2%
Commission and other income	1,677	792	885	111.7%
Total underwriting revenue (1)	181,635	123,077	58,558	47.6%
Losses and loss adjustment expenses	46,183	30,431	15,752	51.8%
Acquisition expenses, net of ceding commissions and fronting fees	51,637	35,806	15,831	44.2%
Other underwriting expenses	45,525	31,233	14,292	45.8%
Underwriting income (1)	38,290	25,607	12,683	49.5%
Interest expense	(86)	(225)	139	(61.8)%
Net investment income	13,370	7,960	5,410	68.0%
Net realized and unrealized gains on investments	8,306	32	8,274	NM
Income before income taxes	59,880	33,374	26,506	79.4%
Income tax expense	13,352	7,645	5,707	74.7%
Net income	$46,528	$25,729	$20,799	80.8%
Adjustments:
Net realized and unrealized gains on investments	(8,306)	(32)	(8,274)	NM
Expenses associated with transactions	754	472	282	59.7%
Stock-based compensation expense	5,347	3,968	1,379	34.8%
Amortization of intangibles	1,346	389	957	246.0%
Expenses associated with catastrophe bond	2,661	2,483	178	7.2%
Tax impact	202	(1,029)	1,231	(119.6)%
Adjusted net income (1)	$48,532	$31,980	$16,552	51.8%
Key Financial and Operating Metrics
Annualized return on equity	22.7%	19.9%
Annualized adjusted return on equity (1)	23.7%	24.7%
Loss ratio	25.7%	24.9%
Expense ratio	53.1%	54.2%
Combined ratio	78.8%	79.1%
Adjusted combined ratio (1)	73.1%	73.1%
Diluted earnings per share	$1.68	$1.00
Diluted adjusted earnings per share (1)	$1.76	$1.25
Catastrophe losses	$(22)	$3,441
Catastrophe loss ratio (1)	0%	2.8%
Adjusted combined ratio excluding catastrophe losses (1)	73.1%	70.3%
Adjusted underwriting income (1)	$48,398	$32,919	$15,479	47.0%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $111.1 million, or 28.8%, to $496.3 million for the three months ended June 30, 2025 compared to $385.2 million for the three months ended June 30, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships, partially offset by a decrease in our Fronting line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Earthquake	$147,702	29.8%	$135,029	35.1%	$12,673	9.4%
Casualty	128,222	25.8%	58,605	15.2%	69,617	118.8%
Inland Marine and Other Property	120,031	24.2%	93,453	24.3%	26,578	28.4%
Fronting	60,869	12.2%	95,896	24.9%	(35,027)	(36.5)%
Crop	39,464	8.0%	2,201	0.5%	37,263	NM
Total Gross Written Premiums	$496,288	100.0%	$385,184	100.0%	$111,104	28.8%
NM - not meaningful

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$232,983	46.9%	$193,709	50.3%	$39,274	20.3%
PESIC	237,943	47.9%	177,109	46.0%	60,834	34.3%
Laulima	20,134	4.1%	14,366	3.7%	5,768	40.2%
FIA	5,228	1.1%	—	—%	5,228	—%
Total Gross Written Premiums	$496,288	100.0%	$385,184	100.0%	$111,104	28.8%

Ceded Written Premiums

Ceded written premiums increased $57.3 million, or 27.4%, to $266.5 million for the three months ended June 30, 2025 from $209.2 million for the three months ended June 30, 2024. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in casualty and crop lines, as well as elevated exposure leading to higher XOL reinsurance expense.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 53.7% for the three months ended June 30, 2025 from 54.3% for the three months ended June 30, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $53.8 million, or 30.6%, to $229.8 million for the three months ended June 30, 2025 from $176.0 million for the three months ended June 30, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $57.7 million, or 47.2%, to $180.0 million for the three months ended June 30, 2025 from $122.3 million for the three months ended June 30, 2024 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$408,764	$326,964	$81,800	25.0%
Ceded earned premiums	(228,806)	(204,679)	(24,127)	11.8%
Net earned premiums	$179,958	$122,285	$57,673	47.2%

Net earned premium ratio	44.0%	37.4%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.9 million to $1.7 million for the three months ended June 30, 2025 from $0.8 million for the three months ended June 30, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $15.8 million, or 51.8% to $46.2 million for the three months ended June 30, 2025 from $30.4 million for the three months ended June 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$(22)	$3,441	$(3,463)	(100.6)%
Non-catastrophe losses	46,205	26,990	19,215	71.2%
Total losses and loss adjustment expenses	$46,183	$30,431	$15,752	51.8%

Catastrophe loss ratio	—%	2.8%
Non-catastrophe loss ratio	25.7%	22.1%
Total loss ratio	25.7%	24.9%

Catastrophe loss activity for the quarter ended June 30, 2025 was minimal and related to favorable development on prior period catastrophe events.

Catastrophe loss activity for the quarter ended June 30, 2024 was primarily related to severe convective storms.

Non-catastrophe losses increased for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $15.8 million, or 44.2%, to $51.6 million for the three months ended June 30, 2025 from $35.8 million for the three months ended June 30, 2024. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 12.6% for the three months ended June 30, 2025 compared to 11.0% for the three months ended June 30, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions and premium-related taxes as a percentage of gross earned premiums and lower ceded commissions and fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $14.3 million, or 45.8%, to $45.5 million for the three months ended June 30, 2025 from $31.2 million for the three months ended June 30, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 11.1% for the three months ended June 30, 2025 compared to 9.6% for the three months ended June 30, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 8.7% for the three months ended June 30, 2025 compared to 7.3% for the three months ended June 30, 2024. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $5.4 million, or 68.0%, to $13.4 million for the three months ended June 30, 2025 from $8.0 million for the three months ended June 30, 2024. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2025 due to the investing of cash generated from operations and the proceeds from our August 2024 secondary offering as well as higher yields on invested assets versus the prior year.

The Company incurred $8.3 million of net realized and unrealized gains on investments for the three months ended June 30, 2025 compared to an immaterial amount of net realized and unrealized gains for the three months ended June 30, 2024. In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$13,344	$7,626	$5,718	75.0%
Dividend income	242	257	(15)	(5.8)%
Investment management fees and expenses	(216)	77	(293)	NM
Net investment income	13,370	7,960	5,410	68.0%
Net realized and unrealized gains on investments	8,306	32	8,274	NM
Total	$21,676	$7,992	$13,684	171.2%
NM - not meaningful

Income Tax Expense

Income tax expense increased $5.7 million to $13.4 million for the three months ended June 30, 2025 from $7.6 million for the three months ended June 30, 2024 due to higher pre-tax income for the period ended June 30, 2025. During the three months ended June 30, 2025 and 2024, the Company’s income tax rates of 22.3% and 22.9%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

Results of Operations

Six months ended June 30, 2025 compared to six months ended June 30, 2024

The following table summarizes our results for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$938,452	$753,262	$185,190	24.6%
Ceded written premiums	(497,251)	(437,352)	(59,899)	13.7%
Net written premiums	441,201	315,910	125,291	39.7%
Net earned premiums	344,029	230,151	113,878	49.5%
Commission and other income	2,507	1,320	1,187	89.9%
Total underwriting revenue (1)	346,536	231,471	115,065	49.7%
Losses and loss adjustment expenses	84,927	57,268	27,659	48.3%
Acquisition expenses, net of ceding commissions and fronting fees	97,996	67,604	30,392	45.0%
Other underwriting expenses	81,258	56,036	25,222	45.0%
Underwriting income (1)	82,355	50,563	31,792	62.9%
Interest expense	(171)	(965)	794	(82.3)%
Net investment income	25,441	15,098	10,343	68.5%
Net realized and unrealized gains on investments	5,968	3,034	2,934	96.7%
Income before income taxes	113,593	67,730	45,863	67.7%
Income tax expense	24,143	15,619	8,524	54.6%
Net income	$89,450	$52,111	$37,339	71.7%
Adjustments:
Net realized and unrealized gains on investments	(5,968)	(3,034)	(2,934)	96.7%
Expenses associated with transactions	2,841	472	2,369	NM
Stock-based compensation expense	10,092	7,789	2,303	29.6%
Amortization of intangibles	2,054	779	1,275	163.7%
Expenses associated with catastrophe bond	2,661	2,483	178	7.2%
Tax impact	(1,293)	(825)	(468)	56.7%
Adjusted net income (1)	$99,837	$59,775	$40,062	67.0%
Key Financial and Operating Metrics
Annualized return on equity	22.7%	20.8%
Annualized adjusted return on equity (1)	25.3%	23.8%
Loss ratio	24.7%	24.9%
Expense ratio	51.4%	53.1%
Combined ratio	76.1%	78.0%
Adjusted combined ratio (1)	70.9%	73.0%
Diluted earnings per share	$3.24	$2.04
Diluted adjusted earnings per share (1)	$3.62	$2.34
Catastrophe losses	$(565)	$6,800
Catastrophe loss ratio (1)	(0.2)%	3.0%
Adjusted combined ratio excluding catastrophe losses (1)	71.1%	70.1%
Adjusted underwriting income (1)	$100,003	$62,086	$37,917	61.1%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $185.2 million, or 24.6%, to $938.5 million for the six months ended June 30, 2025 compared to $753.3 million for the six months ended June 30, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships, partially offset by a decrease in our Fronting line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Earthquake	$277,929	29.7%	$240,759	32.0%	$37,170	15.4%
Fronting	114,810	12.2%	190,727	25.3%	(75,917)	(39.8)%
Inland Marine and Other Property	219,098	23.3%	170,329	22.6%	48,769	28.6%
Casualty	238,932	25.5%	110,539	14.7%	128,393	116.2%
Crop	87,683	9.3%	40,908	5.4%	46,775	114.3%
Total Gross Written Premiums	$938,452	100.0%	$753,262	100.0%	$185,190	24.6%

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$463,900	49.4%	$416,366	55.3%	$47,534	11.4%
PESIC	428,730	45.7%	313,603	41.6%	115,127	36.7%
Laulima	36,171	3.9%	23,293	3.1%	12,878	55.3%
FIA	9,651	1.0%	—	—%	9,651	—%
Total Gross Written Premiums	$938,452	100.0%	$753,262	100.0%	$185,190	24.6%

Ceded Written Premiums

Ceded written premiums increased $59.9 million, or 13.7%, to $497.3 million for the six months ended June 30, 2025 from $437.4 million for the six months ended June 30, 2024. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in casualty and crop lines, as well as elevated exposure leading to higher XOL reinsurance expense.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 53.0% for the six months ended June 30, 2025 from 58.1% for the six months ended June 30, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $125.3 million, or 39.7%, to $441.2 million for the six months ended June 30, 2025 from $315.9 million for the six months ended June 30, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Inland Marine and Other Property lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $113.9 million, or 49.5%, to $344.0 million for the six months ended June 30, 2025 from $230.2 million for the six months ended June 30, 2024 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$784,540	$629,835	$154,705	24.6%
Ceded earned premiums	(440,511)	(399,684)	(40,827)	10.2%
Net earned premiums	$344,029	$230,151	$113,878	49.5%

Net earned premium ratio	43.9%	36.5%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $1.2 million to $2.5 million for the six months ended June 30, 2025 from $1.3 million for the six months ended June 30, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $27.7 million, or 48.3% to $84.9 million for the six months ended June 30, 2025 from $57.3 million for the six months ended June 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$(565)	$6,800	$(7,365)	(108.3)%
Non-catastrophe losses	85,492	50,468	35,024	69.4%
Total losses and loss adjustment expenses	$84,927	$57,268	$27,659	48.3%

Catastrophe loss ratio	(0.2)%	3.0%
Non-catastrophe loss ratio	24.9%	21.9%
Total loss ratio	24.7%	24.9%

Catastrophe loss activity for the six months ended June 30, 2025 was related to favorable development on prior period catastrophe events.

Catastrophe loss activity for the six months ended June 30, 2024 was primarily related to flood losses in the first quarter and severe convective storms in the second quarter.

Non-catastrophe losses increased for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $30.4 million, or 45.0%, to $98.0 million for the six months ended June 30, 2025 from $67.6 million for the six months ended June 30, 2024. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 12.5% for the six months ended June 30, 2025 compared to 10.7% for the six months ended June 30, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions and premium-related taxes as a percentage of gross earned premiums and lower ceded commissions and fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $25.2 million, or 45.0%, to $81.3 million for the six months ended June 30, 2025 from $56.0 million for the six months ended June 30, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with growth of the Company.

Other underwriting expenses as a percentage of gross earned premiums were 10.4% for the six months ended June 30, 2025 compared to 8.9% for the six months ended June 30, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 8.1% for the six months ended June 30, 2025 compared to 7.1% for the six months ended June 30, 2024. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $10.3 million, or 68.5%, to $25.4 million for the six months ended June 30, 2025 from $15.1 million for the six months ended June 30, 2024. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2025 due primarily to the investing of proceeds from our August 2024 secondary offering and also due to higher yields on invested assets versus the prior year.

The Company incurred $6.0 million of net realized and unrealized gains on investments for the six months ended June 30, 2025 compared to $3.0 million of net realized and unrealized gains for the six months ended June 30, 2024 In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$25,308	$14,952	$10,356	69.3%
Dividend income	559	455	104	22.9%
Investment management fees and expenses	(426)	(309)	(117)	37.9%
Net investment income	25,441	15,098	10,343	68.5%
Net realized and unrealized gains on investments	5,968	3,034	2,934	96.7%
Total	$31,409	$18,132	$13,277	73.2%

Income Tax Expense

Income tax expense increased $8.5 million to $24.1 million for the six months ended June 30, 2025 from $15.6 million for the six months ended June 30, 2024 due to higher pre-tax income for the period ended June 30, 2025. For the six months ended June 30, 2025 and 2024, the Company’s income tax rates of 21.3% and 23.1%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Total revenue	$203,311	$131,069	$377,945	$249,603
Net investment income	(13,370)	(7,960)	(25,441)	(15,098)
Net realized and unrealized gains on investments	(8,306)	(32)	(5,968)	(3,034)
Underwriting revenue	$181,635	$123,077	$346,536	$231,471

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Income before income taxes	$59,880	$33,374	$113,593	$67,730
Net investment income	(13,370)	(7,960)	(25,441)	(15,098)
Net realized and unrealized gains on investments	(8,306)	(32)	(5,968)	(3,034)
Interest expense	86	225	171	965
Underwriting income	$38,290	$25,607	$82,355	$50,563
Expenses associated with transactions	754	472	2,841	472
Stock-based compensation expense	5,347	3,968	10,092	7,789
Amortization of intangibles	1,346	389	2,054	779
Expenses associated with catastrophe bond	2,661	2,483	2,661	2,483
Adjusted underwriting income	$48,398	$32,919	$100,003	$62,086

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$46,528	$25,729	$89,450	$52,111
Adjustments:
Net realized and unrealized gains on investments	(8,306)	(32)	(5,968)	(3,034)
Expenses associated with transactions	754	472	2,841	472
Stock-based compensation expense	5,347	3,968	10,092	7,789
Amortization of intangibles	1,346	389	2,054	779
Expenses associated with catastrophe bond	2,661	2,483	2,661	2,483
Tax impact	202	(1,029)	(1,293)	(825)
Adjusted net income	$48,532	$31,980	$99,837	$59,775

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Annualized adjusted net income	$194,128	$127,920	$199,674	$119,550
Average stockholders’ equity	$818,823	$517,131	$788,114	$501,928
Annualized adjusted return on equity	23.7%	24.7%	25.3%	23.8%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$141,668	$96,678	$261,674	$179,588
Denominator: Net earned premiums	$179,958	$122,285	$344,029	$230,151
Combined ratio	78.8%	79.1%	76.1%	78.0%
Adjustments to numerator:
Expenses associated with transactions	$(754)	$(472)	$(2,841)	$(472)
Stock-based compensation expense	(5,347)	(3,968)	(10,092)	(7,789)
Amortization of intangibles	(1,346)	(389)	(2,054)	(779)
Expenses associated with catastrophe bond	(2,661)	(2,483)	(2,661)	(2,483)
Adjusted combined ratio	73.1%	73.1%	70.9%	73.0%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Adjusted net income	$48,532	$31,980	$99,837	$59,775
Weighted-average common shares outstanding, diluted	27,628,733	25,617,916	27,568,913	25,554,445
Diluted adjusted earnings per share	$1.76	$1.25	$3.62	$2.34

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$46,183	$30,431	$84,927	$57,268
Denominator: Net earned premiums	$179,958	$122,285	$344,029	$230,151
Loss ratio	25.7%	24.9%	24.7%	24.9%

Numerator: Catastrophe losses	$(22)	$3,441	$(565)	$6,800
Denominator: Net earned premiums	$179,958	$122,285	$344,029	$230,151
Catastrophe loss ratio	—%	2.8%	(0.2)%	3.0%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$141,668	$96,678	$261,674	$179,588
Denominator: Net earned premiums	$179,958	$122,285	$344,029	$230,151
Combined ratio	78.8%	79.1%	76.1%	78.0%
Adjustments to numerator:
Expenses associated with transactions	$(754)	$(472)	$(2,841)	$(472)
Stock-based compensation expense	(5,347)	(3,968)	(10,092)	(7,789)
Amortization of intangibles	(1,346)	(389)	(2,054)	(779)
Expenses associated with catastrophe bond	(2,661)	(2,483)	(2,661)	(2,483)
Catastrophe losses	22	(3,441)	565	(6,800)
Adjusted combined ratio excluding catastrophe losses	73.1%	70.3%	71.1%	70.1%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2025	2024
	(in thousands)
Stockholders’ equity	$847,197	$729,030
Goodwill and intangible assets	(62,837)	(13,242)
Tangible stockholders’ equity	$784,360	$715,788

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

The Company is subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (“the Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $2.3 million in 2025, conditional upon the Commissioner’s approval.

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

The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
	2025	2024
	($ in thousands)
Cash provided by (used in):
Operating activities	$208,061	$88,252
Investing activities	(212,698)	(45,003)
Financing activities	5,413	(47,082)
Change in cash, cash equivalents, and restricted cash	$776	$(3,833)

Our cash flow from operating activities was positive during the six months ended June 30, 2025 and 2024 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the six months ended June 30, 2025 and 2024 related primarily to purchases of fixed maturity securities in excess of sales and maturities and acquisitions occurring in each period.

Cash provided by financing activities for the six months ended June 30, 2025 was related to the receipt of $3.3 million in proceeds from stock option exercises, the receipt of $0.5 million in proceeds from our employee stock purchase plan and the receipt of $1.8 million in proceeds from policy holder contributions of surplus, offset by $0.1 million in offering costs from the August 2024 Secondary Offering. Cash used in financing activities for six months ended June 30, 2024 was related to $52.6 million in payments on our FHLB line of credit, offset by the receipt of $4.0 million in proceeds from stock option exercises, the receipt of $0.4 million in proceeds from our employee stock purchase plan and the receipt of $1.1 million in proceeds from policy holder contributions of surplus.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.3 billion in cash and investment securities available at June 30, 2025. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

Our prior share repurchase program expired on March 31, 2024 and we did not make any share repurchases during the six months ended June 30, 2025.

On July 31, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company's outstanding common stock through July 31, 2027.

Credit Agreements

We have the ability to access additional capital through multiple credit agreements.

In December 2021, we entered into a Credit Agreement (the “Credit Agreement”) with U.S. Bank National Association which provides a revolving credit facility of up to $100 million through December 8, 2026. Interest on the credit facility accrues on each Secured Overnight Financing Rate (“SOFR”) rate loan at the applicable SOFR (as defined in the Credit Agreement) plus 1.75% and on each base rate loan at the applicable Alternate Base Rate (as defined in the Credit Agreement) plus 0.75%. A loan may be either a SOFR rate loan or a base rate loan, at our discretion. Outstanding amounts under the Credit Agreement may be prepaid in full or in part at any time with no prepayment premium and may be reduced in full or in part at any time upon prior notice. Currently, $5.6 million of the borrowing capacity of the Credit Agreement is pledged as collateral and not able to be utilized.

As of June 30, 2025, we had no borrowings outstanding through the Credit Agreement.

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

As of June 30, 2025, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At June 30, 2025 total stockholders’ equity was $847.2 million and tangible stockholders’ equity was $784.4 million, compared to total stockholders’ equity of $729.0 million and tangible stockholders’ equity of $715.8 million as of December 31, 2024. Stockholders’ equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Investment Committee reviews and recommends investment guidelines, which are subject to approval by our Board of Directors in accordance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of June 30, 2025, the majority of our investment portfolio, or $1.1 billion, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $49.2 million of equity securities, and $12.4 million of investments in limited partnerships. In addition, we maintained a non‑restricted cash and cash equivalent balance of $81.3 million at June 30, 2025. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.13 and 4.04 years and an average rating of “A1/A” and “A1/A+” at June

30, 2025 and December 31, 2024, respectively. Our fixed income investment portfolio had a book yield of 4.81% as of June 30, 2025, compared to 4.59% as of December 31, 2024.

At June 30, 2025 and December 31, 2024 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$20,635	$20,338	1.8%
U.S. States, Territories, and Political Subdivisions	19,832	18,372	1.7%
Special revenue excluding mortgage/asset-backed securities	19,406	16,973	1.5%
Corporate and other	588,794	582,835	52.4%
Mortgage/asset-backed securities	482,070	474,848	42.6%
Total available-for-sale investments	$1,130,737	$1,113,366	100.0%

	Amortized	Fair	% of Total
December 31, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$32,806	3.5%
U.S. States, Territories, and Political Subdivisions	10,606	9,778	1.0%
Special revenue excluding mortgage/asset-backed securities	30,283	26,634	2.8%
Corporate and other	492,395	475,491	50.6%
Mortgage/asset-backed securities	406,597	394,337	42.0%
Total available-for-sale investments	$973,330	$939,046	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2025 and December 31, 2024:

	Estimated	% of
June 30, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$148,575	13.3%
AA	330,543	29.7%
A	299,362	26.9%
BBB	288,510	25.9%
BB	40,663	3.7%
B	2,992	0.3%
CCC & Below	2,721	0.2%
	$1,113,366	100.0%

	Estimated	% of
December 31, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$130,161	13.9%
AA	305,267	32.5%
A	254,890	27.1%
BBB	236,855	25.2%
BB	10,614	1.1%
B	1,258	0.1%
CCC & Below	1	—%
	$939,046	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2025 were as follows:

	Amortized	Fair	% of Total
June 30, 2025	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$69,498	$69,428	6.2%
Due after one year through five years	250,894	248,447	22.3%
Due after five years through ten years	214,429	213,039	19.1%
Due after ten years	113,846	107,604	9.7%
Mortgage and asset-backed securities	482,070	474,848	42.7%
	$1,130,737	$1,113,366	100.0%

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

In addition to reinsurance from traditional reinsurers, we utilize collateralized protection via catastrophe bonds. We currently have $1.2 billion of multi-year indemnity-based reinsurance coverage for earthquake events, all issued through Torrey Pines Re Ltd, a Bermuda-domiciled special purpose insurer.

Our catastrophe event retention is $20 million for earthquake events and $11 million for hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. Our reinsurance coverage exhausts at $3.53 billion for earthquake events and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250-year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250-year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 69.9% rated “A−” or better. At June 30, 2025, 4.2% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Controls over Financial Reporting

During the first half of 2025, we completed the acquisitions of FIA and AAP. In accordance with SEC guidance, we have elected to exclude the operations of the acquired entities from our assessment of internal control over financial reporting for the quarter. We are in the process of integrating these entities and expect to include them in the scope of our internal control assessment in future periods.

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry:

•
Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders’ equity, and limit our ability to underwrite new insurance policies;
•
Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
•
Our loss reserves are established based on estimates and may be inadequate to cover actual incurred losses which could have a material adverse impact on our results of operations and financial condition;
•
We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations.
•
Our risk management and loss limitation methods, including estimates and models, may fail to adequately manage our exposure to losses from catastrophe events and our losses could be materially higher than our expectations;
•
Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments;
•
We rely on a select group of brokers and program administrators, and such relationships may not continue;
•
There is intense competition for business in our industry;
•
Volatility in crop prices, as a result of weather conditions or other events, could adversely impact our results of operations;

Risks Related to the Economic Environment:

•
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect our growth and profitability;
•
Changes in global trade policies, including the imposition of tariffs, along with broader economic uncertainty, could contribute to financial market volatility, shifts in interest rates, and disruptions to the sectors we insure;

Risks Related to Technology:

•
The failure of our information technology and telecommunications systems could adversely affect our business;
•
Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;

Risks Related to Laws and Regulations:

•
We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives;

•
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

•
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

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, droughts, windstorms, floods, wildfires, and other severe events. We have incurred significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. These events could impact our business even where we do not have insured exposure, such as the 2025 California wildfires, as homes and businesses lost due to such events may cancel or not renew their policies with us which could adversely affect our business, financial condition, and results of operations. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

Our reinsurance coverage currently exhausts at $3.53 billion for earthquake events and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. Our catastrophe event retention is currently $20 million for earthquake events and $11 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of June 30, 2025, we had $436.9 million of aggregate reinsurance recoverables.

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

We buy multiple types of reinsurance including treaty XOL coverage and program specific reinsurance coverage on a quota share, property per risk or a facultative basis. Treaty coverage refers to a reinsurance contract that is applied to a group or class of business where all the risks written meet the criteria for that class. Facultative coverage refers to a reinsurance contract on individual risks as opposed to a group or class of business. Our catastrophe XOL treaties are divided into multiple layers.

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

In addition to reinsurance purchased from traditional reinsurers, we utilize collateralized protection from the insurance-linked securities market through catastrophe bonds issued via Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer. We closed a $525 million catastrophe bond in the second quarter of 2025, effective June 1, 2025 through June 1, 2028; a $420 million catastrophe bond in the second quarter of 2024, effective June 1, 2024 through June 1, 2027; a $200 million catastrophe bond in the second quarter of 2023, effective June 1, 2023 through June 1, 2026; and a $275 million 144A catastrophe bond in the second quarter of 2022, effective June 1, 2022 through June 1, 2025. These catastrophe bonds provide indemnity-based reinsurance coverage for earthquake events.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2025, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). First Indemnity of America Insurance Co. (“FIA”) carries an “A-” (Stable) rating from A.M. Best.

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

Global health crises have historically contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may have a negative impact on our business. Furthermore, since our results of operations are partially dependent on the performance of our investment portfolio, a global health crisis’ impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods. The macroeconomic effects of a global health crisis may persist for an indefinite period, even after it has subsided. We cannot anticipate all the ways in which global health crises could adversely impact our business in the future.

Our business is concentrated in California and, as a result, we are exposed more significantly to California loss activity and regulatory environments.

Our policyholders and insurance risks are currently concentrated in California, which generated 43% of our gross written premiums for the year ended December 31, 2024 and 32% for the six months ended June 30, 2025. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, and Fronting products through relationships with certain program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2024, our largest program administrator distributed $403.4 million or 26.2% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2024.

For the six months ended June 30, 2025, our largest program administrator distributed $202.1 million or 21.5% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the six months ended June 30, 2025.

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

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. For example, we recently completed the acquisition of FIA in January 2025 and the acquisition of substantially all of the assets acquired and assumed certain liabilities of AAP in April 2025. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses. We may not realize the anticipated benefits of acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired lines of business with our existing operations, or integrate personnel from the acquired businesses, in which case our business, financial condition and results of operations could be harmed.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity securities totaled $49.2 million as of June 30, 2025.

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

Our insurance company subsidiaries, PSIC, PESIC and FIA, are subject to extensive rules and regulations enforced by the insurance regulator of the state in which they are commercially domiciled. To a lesser degree, they are also subject to regulations in the other states in which they operate. Our Bermuda domiciled reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), is subject to regulation in Bermuda.

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

Our Crop insurance premiums subject us to numerous regulations and non-compliance with the regulations or changes in the regulations may adversely impact our business

Palomar Crop Insurance Services, Inc. (“PCIS”) participates in the federal crop insurance program and is impacted by any regulatory and legislative changes affecting that program. For example, the reinsurance levels that the federal government provides to authorized carriers could be reduced by future legislation. Additionally, the United States Department of Agriculture’s Risk Management Agency (“RMA”) sets the policy terms and conditions, rates and forms and is also responsible for setting compliance standards for our Crop insurance policies. We report all details of policies to the RMA and are party to a Standard Reinsurance Agreement (“SRA”) which sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation. Noncompliance with any of the aforementioned regulations or legislative changes to the federal crop insurance program may impact PCIS’ ability to write crop insurance premiums in the future.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 49 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

Because we are a holding company and substantially all our operations are conducted by our insurance subsidiaries, our ability to pay dividends depends on our ability to obtain cash dividends or other permitted payments from our insurance subsidiaries.

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC, PSRE and FIA. Insurance laws in jurisdictions such as various U.S. states and Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon, California, Arizona, and New Jersey is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g), Arizona Revised Statute 20-481, and New Jersey statute N.J.S.A 17:27A-4. Under Oregon statute, dividend payments from PSIC are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC, PESIC, and FIA may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Under applicable state insurance laws and regulations which govern our subsidiaries’ operations, no person may acquire control of a domestic insurer until written approval is obtained from the state insurance commissioner following a public hearing on the proposed acquisition. Such approval would be contingent upon the state insurance commissioner’s consideration of a number of factors including, among others, the financial strength of the proposed acquiror, the acquiror’s plans for the future operations of the domestic insurer and any anti‑competitive results that may arise from the consummation of the acquisition of control. State insurance laws and regulations pertaining to changes of control apply to both the direct and indirect acquisition of ten percent or more of the voting stock of an insurer domiciled in that state. Accordingly, the acquisition of ten percent or more of our common stock would be considered an indirect change of control of Palomar Holdings, Inc. and would trigger the applicable change of control filing requirements under state insurance laws and regulations, absent a disclaimer of control filing and its acceptance by the respective state insurance departments. These requirements may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Palomar Holdings, Inc., including through transactions that some or all of the stockholders of Palomar Holdings, Inc. might consider to be desirable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Retirement Policy

On July 31, 2025, the Board of Directors of the Company approved the Equity Award Retirement Policy (the “Policy”) pursuant to which employees of the Company meeting the requirements of the Policy will be entitled to certain continued benefits upon a qualified retirement.

Pursuant to the Policy, a qualified retirement includes, among other things, resignation of employment with the Company in good standing with six months’ notice on or after attainment of age fifty-eight (58) with a minimum of five (5) years of service with the Company, in all instances subject to the sum of the employee’s (i) age and (ii) years of service equating to a total of 65 or higher. In the event of a qualified retirement, an employee will be entitled to continued vesting of his or her RSUs which were outstanding as of the date notice of retirement was provided (the “Notice Date”), prorated continued vesting of his or her PSUs outstanding on the Notice Date based on actual performance and payment of a prorated annual bonus payable in accordance with the Company’s standard practice.

The description of the Policy is qualified in its entirety by the text of the Policy, a copy of which will be filed with the Company’s next quarterly report on Form 10-Q.

Rule 10b5-1 Trading Plans

On June 12, 2025, Chris Uchida, the Company’s Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 3,150 shares of Company stock options and the sale of up to 5,671 shares of the Company’s common stock. Pursuant to this plan, Mr. Uchida may sell shares beginning September 11, 2025 and ending March 31, 2026.

On June 12, 2025, Jon Christianson, the Company’s President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 18,478 shares of Company stock options. Pursuant to this plan, Mr. Christianson may sell shares beginning September 11, 2025 and ending February 28, 2026.

On June 12, 2025, Angela Grant, the Company’s Chief Legal Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 1,254 shares of Company stock options. Pursuant to this plan, Mrs. Grant may sell shares beginning September 11, 2025 and ending February 28, 2026.

None of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended June 30, 2025.

Form Executive Employment Agreement

On January 29, 2025, the Compensation Committee of the Board of Directors (the “Compensation Committee”) approved an updated form of executive employment agreement (the “Form Agreement”) to be entered into by our executive officers (excluding Mr. Armstrong) by September 30, 2025. The updated Form Agreement supersedes the version previously approved on July 28, 2023, and continues to set forth each executive’s annual base salary and target bonus amount, subject to review and adjustment by the Compensation Committee, as well as severance and change in control protections.

The updated Form Agreement includes a new provision addressing potential excise taxes under Sections 280G and 4999 of the Internal Revenue Code. Specifically, if any payments or benefits the executive would receive in connection with a change in control would constitute “parachute payments” and be subject to the excise tax under Section 4999, such payments will be reduced to the extent necessary to avoid the excise tax—but only if doing so would result in a greater after-tax benefit to the executive. The provision outlines the methodology for any such reduction and provides that the related calculations will be performed by a firm selected by the Company after consultation with the executive.

All other material terms of the Form Agreement remain unchanged.

Item 6. Exhibits

Exhibit Number	Description
10.1+	Form of Executive Employment Agreement (Named Executive Officers)
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: August 5, 2025	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2025	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)