Form 10-Q
period 2025-09-30
Palomar Holdings, Inc.
filed 2025-11-07
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

Number of shares of the registrant’s common shares outstanding at November 3, 2025: 26,501,692

PALOMAR HOLDINGS, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Condensed Consolidated Balance Sheets at September 30, 2025 (Unaudited) and December 31, 2024	3
	Condensed Consolidated Statements of Income and Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited) for the Three and Nine Months Ended September 30, 2025 and 2024	5
	Condensed Consolidated Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2025 and 2024	7
	Notes to Condensed Consolidated Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	65
Item 3.	Defaults Upon Senior Securities	65
Item 4.	Mine Safety Disclosures	65
Item 5.	Other Information	65
Item 6.	Exhibits	66
	Signatures	67

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2025	2024
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,146,855 in 2025; $973,330 in 2024)	$1,141,367	$939,046
Equity securities, at fair value (cost: $38,482 in 2025; $32,987 in 2024)	52,215	40,529
Equity method investment	—	2,277
Other investments	19,534	5,863
Total investments	1,213,116	987,715
Cash and cash equivalents	111,740	80,438
Restricted cash	20	101
Accrued investment income	10,725	8,440
Premiums receivable	463,230	305,724
Deferred policy acquisition costs, net of ceding commissions and fronting fees	125,076	94,881
Reinsurance recoverable on paid losses and loss adjustment expenses	36,907	47,076
Reinsurance recoverable on unpaid losses and loss adjustment expenses	440,559	348,083
Ceded unearned premiums	361,260	276,237
Prepaid expenses and other assets	113,143	91,086
Deferred tax assets, net	2,537	8,768
Property and equipment, net	2,695	429
Goodwill and intangible assets, net	62,538	13,242
Total assets	$2,943,546	$2,262,220
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$109,391	$70,079
Reserve for losses and loss adjustment expenses	684,272	503,382
Unearned premiums	979,374	741,692
Ceded premium payable	253,446	190,168
Funds held under reinsurance treaty	37,204	27,869
Income taxes payable	1,749	—
Total liabilities	2,065,436	1,533,190
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,494,524 and 26,529,402 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	516,355	493,656
Accumulated other comprehensive income (loss)	(4,092)	(26,845)
Retained earnings	365,844	262,216
Total stockholders’ equity	878,110	729,030
Total liabilities and stockholders’ equity	$2,943,546	$2,262,220

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues:
Gross written premiums	$597,171	$414,977	$1,535,623	$1,168,239
Ceded written premiums	(321,927)	(255,267)	(819,171)	(692,620)
Net written premiums	275,244	159,710	716,452	475,619
Change in unearned premiums	(50,097)	(24,064)	(147,277)	(109,823)
Net earned premiums	225,147	135,646	569,175	365,796
Net investment income	14,572	9,408	40,014	24,506
Net realized and unrealized gains on investments	3,493	2,734	9,461	5,768
Commission and other income	1,448	715	3,954	2,035
Total revenues	244,660	148,503	622,604	398,105
Expenses:
Losses and loss adjustment expenses	72,812	40,315	157,739	97,583
Acquisition expenses, net of ceding commissions and fronting fees	56,270	41,469	154,266	109,072
Other underwriting expenses	48,306	28,129	129,563	84,165
Interest expense	133	87	304	1,052
Total expenses	177,521	110,000	441,872	291,872
Income before income taxes	67,139	38,503	180,732	106,233
Income tax expense	15,684	8,006	39,827	23,625
Net income	$51,455	$30,497	$140,905	$82,608
Other comprehensive income, net:
Net unrealized gains on securities available for sale	9,541	17,916	22,753	13,852
Net comprehensive income	$60,996	$48,413	$163,658	$96,460
Per Share Data:
Basic earnings per share	$1.93	$1.18	$5.28	$3.28
Diluted earnings per share	$1.87	$1.15	$5.12	$3.19

Weighted-average common shares outstanding:
Basic	26,637,592	25,766,697	26,683,856	25,194,114
Diluted	27,446,519	26,479,566	27,533,533	25,877,257

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030
Other comprehensive income, net of tax	—	—	—	10,203	—	10,203
Stock-based compensation	—	—	4,745	—	—	4,745
Issuance of common stock via employee stock purchase plan	6,310	—	526	—	—	526
Issuance of common stock via equity incentive plan	199,420	—	2,377	—	—	2,377
Policyholder contribution to surplus	—	—	777	—	—	777
Offering costs (related to prior year offering)	—	—	(131)	—	—	(131)
Net income	—	—	—	—	42,922	42,922
Balance at March 31, 2025	26,735,132	$3	$501,950	$(16,642)	$305,138	$790,449
Other comprehensive income, net of tax	—	—	—	3,009	—	3,009
Stock-based compensation	—	—	5,347	—	—	5,347
Issuance of common stock via employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock via equity incentive plan	42,066	—	889	—	—	889
Policyholder contribution to surplus	—	—	975	—	—	975
Net income	—	—	—	—	46,528	46,528
Balance at June 30, 2025	26,777,198	$3	$509,161	$(13,633)	$351,666	$847,197
Other comprehensive income, net of tax	—	—	—	9,541	—	9,541
Stock-based compensation	—	—	5,379	—	—	5,379
Issuance of common stock via employee stock purchase plan	6,116	—	639	—	—	639
Issuance of common stock via equity incentive plan	19,627	—	80	—	—	80
Policyholder contribution to surplus	—	—	1,106	—	—	1,106
Offering costs (related to prior year offering)	—	—	(10)	—	—	(10)
Repurchases of common stock	(308,417)	—	—	—	(37,277)	(37,277)
Net income	—	—	—	—	51,455	51,455
Balance at September 30, 2025	26,494,524	$3	$516,355	$(4,092)	$365,844	$878,110

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

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net cash provided by operating activities	$291,705	$188,520
Investing activities
Purchases of property and equipment	(115)	(194)
Proceeds from sale of property and equipment	230	—
Capitalized software costs	(4,583)	(4,115)
Purchases of fixed maturity securities	(710,495)	(448,968)
Purchases of equity securities	(10,261)	(202)
Sales and maturities of fixed maturity securities	557,125	227,748
Sales of equity securities	12,956	9,014
Change in securities receivable or payable, net	(522)	(2,960)
Investments in limited partnerships and other assets	(12,661)	(5,207)
Purchase of policy renewal rights	(600)	—
Acquisitions, net of cash acquired	(61,509)	—
Net cash used in investing activities	(230,435)	(224,884)
Financing activities
Payments on line of credit	(15,000)	(52,600)
Proceeds from line of credit	15,000	—
Proceeds from stock offering, net of offering costs	(141)	115,724
Proceeds from common stock issued via employee stock purchase plan	1,165	902
Proceeds from common stock issued via stock option exercises	3,346	5,033
Policy holder contribution to surplus	2,858	2,037
Repurchases of common stock	(37,277)	—
Net cash (used in) provided by financing activities	(30,049)	71,096
Net increase in cash, cash equivalents and restricted cash	31,221	34,732
Cash, cash equivalents and restricted cash at beginning of period	80,539	51,852
Cash, cash equivalents and restricted cash at end of period	$111,760	$86,584
Supplementary cash flow information:
Cash paid for income taxes	$38,232	$29,299
Cash paid for interest	$228	$968

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2025	2024
	(unaudited)
Cash and cash equivalents	$111,740	$80,438
Restricted cash	20	101
Cash and cash equivalents and restricted cash	$111,760	$80,539

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended September 30, 2025.

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

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software by removing references to project stages and clarifying the probable-to-complete threshold for capitalization when significant development uncertainty exists. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance for
	Cost or	Unrealized	Unrealized	Credit	Fair
September 30, 2025	Cost	Gains	Losses	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$24,831	$85	$(279)	$—	$24,637
U.S. States, Territories, and Political Subdivisions	19,789	104	(1,178)	—	18,715
Special revenue excluding mortgage/asset-backed securities	19,292	36	(2,125)	—	17,203
Corporate and other	601,329	10,080	(8,526)	—	602,883
Mortgage/asset-backed securities	481,614	5,212	(8,897)	—	477,929
Total available-for-sale investments	$1,146,855	$15,517	$(21,005)	$—	$1,141,367

	Amortized	Gross	Gross	Allowance for
	Cost or	Unrealized	Unrealized	Credit	Fair
December 31, 2024	Cost	Gains	Losses	Losses	Value
	(in thousands)
Fixed maturities:
U.S. Governments	$33,449	$6	$(649)	$—	$32,806
U.S. States, Territories, and Political Subdivisions	10,606	29	(857)	—	9,778
Special revenue excluding mortgage/asset-backed securities	30,283	85	(3,734)	—	26,634
Corporate and other	492,395	1,689	(18,349)	(244)	475,491
Mortgage/asset-backed securities	406,597	1,408	(13,668)	—	394,337
Total available-for-sale investments	$973,330	$3,217	$(37,257)	$(244)	$939,046

Security holdings in an unrealized loss position

As of September 30, 2025, the Company held 390 fixed maturity securities in an unrealized loss position with a total estimated fair value of $368.8 million and total gross unrealized losses of $21.0 million. As of December 31, 2024, the Company held 595 fixed maturity securities in an unrealized loss position with a total estimated fair value of $664.0 million and total gross unrealized losses of $37.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2025 and December 31, 2024, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2025	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$1,600	$(45)	$8,161	$(234)	$9,761	$(279)
U.S. States, Territories, and Political Subdivisions	5,181	(541)	9,342	(637)	14,523	(1,178)
Special revenue excluding mortgage/asset-backed securities	230	(7)	14,939	(2,118)	15,169	(2,125)
Corporate and other	61,100	(1,392)	143,594	(7,134)	204,694	(8,526)
Mortgage/asset-backed securities	35,994	(497)	88,658	(8,400)	124,652	(8,897)
Total available-for-sale investments	$104,105	$(2,482)	$264,694	$(18,523)	$368,799	$(21,005)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	(in thousands)
Fixed maturity securities:
U.S. Governments	$16,507	$(65)	$14,291	$(584)	$30,798	$(649)
U.S. States, Territories, and Political Subdivisions	2,614	(419)	5,076	(438)	7,690	(857)
Special revenue excluding mortgage/asset-backed securities	2,182	(426)	21,733	(3,308)	23,915	(3,734)
Corporate and other	181,179	(4,996)	176,531	(13,353)	357,710	(18,349)
Mortgage/asset-backed securities	152,287	(2,820)	91,572	(10,848)	243,859	(13,668)
Total available-for-sale investments	$354,769	$(8,726)	$309,203	$(28,531)	$663,972	$(37,257)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 1 of the Notes to the Consolidated Financial Statements in the 2024 Annual Report on Form 10-K.

Based on the Company’s review as of September 30, 2025, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2025, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$71,849	$71,977
Due after one year through five years	260,401	260,035
Due after five years through ten years	226,631	228,747
Due after ten years	106,360	102,679
Mortgage and asset-backed securities	481,614	477,929
	$1,146,855	$1,141,367

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Interest income	$14,515	$9,365	$39,824	$24,317
Dividend income	298	220	857	675
Investment expense	(241)	(177)	(667)	(486)
Net investment income	$14,572	$9,408	$40,014	$24,506

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$29	$42	$463	$59
Gains on sales of equity securities	—	—	234	—
Total realized gains	29	42	697	59
Realized losses:
Losses on sales of fixed maturity securities	(25)	(328)	(783)	(330)
Losses on sales of equity securities	—	—	(235)	(1,204)
Total realized losses	(25)	(328)	(1,018)	(1,534)
Net realized investment gains (losses)	4	(286)	(321)	(1,475)
Change in allowance for credit losses	—	327	244	—
Net unrealized gains on equity securities	2,862	2,434	6,190	7,052
Net unrealized gains (losses) on equity method investment	—	148	2,268	(118)
Net unrealized gains on other investments	627	111	1,080	309
Net realized and unrealized gains on investments	$3,493	$2,734	$9,461	$5,768

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $10.7 million and $3.2 million for the three months ended September 30, 2025 and 2024, respectively. Proceeds from the sale of equity securities were immaterial for the three months ended September 30, 2025 and 2024.

Proceeds from the sale of fixed maturity securities were $19.5 million and $5.4 million for the nine months ended September 30, 2025 and 2024, respectively. Proceeds from the sale of equity securities were $6.4 million and immaterial for the nine months ended September 30, 2025 and 2024, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the balance sheet. As of September 30, 2025 and December 31, 2024, the carrying value of securities on deposit with state regulatory authorities was $13.8 million and $9.9 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the Unaudited Condensed Consolidated Balance Sheets. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of September 30, 2025, the Company had unfunded commitments to invest an additional $102.3 million in these limited partnerships.

In addition, Other investments include derivative instruments, such as a livestock put option designated as a cash flow hedge. The purpose of this hedge is to manage the Company’s exposure to the variability in future cash flows attributable to livestock price fluctuations associated with its Crop insurance products. The derivative instruments are recorded at fair value, with changes in the intrinsic value recognized in other comprehensive income and the excluded time value recognized directly in earnings over the life of the hedging instrument. As such, derivative instruments are not included within the Net realized and unrealized gains and losses table above, and realized gains and losses are recognized within Losses and loss adjustment expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of this derivative instrument was approximately $4.4 million as of September 30, 2025. The impact of this derivative activity was immaterial to the Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2025.

3. Fair Value Measurements

Fair value is defined as the price that the Company would receive upon selling an investment in an orderly transaction to an independent buyer in the principal or most advantageous market for the investment.

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024.

September 30, 2025	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$24,637	$—	$24,637
U.S. States, Territories, and Political Subdivisions	—	18,715	—	18,715
Special revenue excluding mortgage/asset-backed securities	—	17,203	—	17,203
Corporate and other	—	602,883	—	602,883
Mortgage/asset-backed securities	—	477,929	—	477,929
Equity securities	52,215	—	—	52,215
Cash, cash equivalents, and restricted cash	111,760	—	—	111,760
Derivative assets — livestock put options	4,393	—	—	4,393
Total assets	$168,368	$1,141,367	$—	$1,309,735

December 31, 2024	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,806	$—	$32,806
U.S. States, Territories, and Political Subdivisions	—	9,778	—	9,778
Special revenue excluding mortgage/asset-backed securities	—	26,634	—	26,634
Corporate and other	—	475,491	—	475,491
Mortgage/asset-backed securities	—	394,337	—	394,337
Equity securities	40,529	—	—	40,529
Cash, cash equivalents, and restricted cash	80,539	—	—	80,539
Total assets	$121,068	$939,046	$—	$1,060,114

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short-term maturity. The carrying amount of any borrowings under the Federal Home Loan Bank (“FHLB”) line of credit and U.S. Bank credit agreement (the “Credit Agreement”) approximate fair value as the credit agreements have variable rates which frequently reprice at market rates.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of September 30, 2025 and December 31, 2024, the Company had no fixed income securities classified as Level 3.

4. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$199,185	$118,761	$155,299	$97,653
Add: Balance acquired from FIA(1)	—	—	6,788	—
Add: Incurred losses and LAE, net of reinsurance, related to:
Current year	78,946	40,536	174,703	100,225
Prior years	(6,134)	(221)	(16,964)	(2,642)
Total incurred	72,812	40,315	157,739	97,583
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	15,655	16,153	38,312	27,909
Prior years	12,629	5,649	37,801	30,053
Total payments	28,284	21,802	76,113	57,962
Reserve for losses and LAE net of reinsurance recoverables at end of period	243,713	137,274	243,713	137,274
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	440,559	360,164	440,559	360,164
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$684,272	$497,438	$684,272	$497,438

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

The Company experienced favorable prior year development of $6.1 million and favorable prior year development of $0.2 million during the three months ended September 30, 2025 and 2024, respectively.

The Company experienced favorable prior year development of $17.0 million and favorable prior year development of $2.6 million during the nine months ended September 30, 2025 and 2024, respectively.

Favorable prior year development during the three months ended September 30, 2025 and 2024 was primarily due to lower than anticipated severity of attritional losses.

Favorable prior year development during the nine months ended September 30, 2025 and 2024 was primarily due to lower than anticipated severity of attritional losses.

5. Stockholders’ Equity

As of September 30, 2025 and December 31, 2024, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of September 30, 2025 and December 31, 2024, the Company had 500,000,000 common shares authorized and 26,494,524 and 26,529,402 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital was $516.4 million as of September 30, 2025 and $493.7 million as of December 31, 2024.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2025:

Stock options outstanding under 2019 Equity Incentive Plan	508,875
Restricted stock units outstanding under 2019 Equity Incentive Plan	302,720
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	502,246
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,221,675
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,581,244
Total	7,116,760

Stock based compensation

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Stock-based compensation	$5,379	$4,117	$15,471	$11,905

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

The following table summarizes stock option transactions for the nine months ended September 30, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value (in thousands)
Outstanding at January 1, 2025	588,385	$33.76	4.9	$42,273
Options granted	—	—
Options exercised	(78,976)	42.36
Options cancelled	(534)	83.46
Outstanding at September 30, 2025	508,875	$32.37	4.1	$53,284
Vested and Exercisable at September 30, 2025	508,807	$32.37	4.1	$53,279

As of September 30, 2025, the Company had immaterial unrecognized stock-based compensation expense related to stock options expected to be recognized over a weighted-average period of 0.1 years.

Restricted Stock Units

RSUs are valued using the closing price of the Company’s common stock on their grant date. The Company has issued RSUs with vesting periods of one to five years. Vesting is generally subject to continued service with the Company; however, certain employees who meet the requirements of the Company’s Equity Award Retirement Policy may continue to vest their RSUs following a qualified retirement.

The following table summarizes RSU transactions for the nine months ended September 30, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	320,411	$65.03
Granted	130,320	115.65
Released	(140,737)	62.68
Forfeited	(7,274)	85.58
Non-vested outstanding at September 30, 2025	302,720	$87.42

As of September 30, 2025, the Company had approximately $20.0 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.6 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021 and are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of September 30, 2025, four stock price milestones have been achieved solely with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

The following table summarizes PSU transactions for the nine months ended September 30, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	460,450	$40.43
Granted	86,844	99.61
Vested	(41,400)	50.35
Forfeited	(3,648)	73.15
Non-vested outstanding at September 30, 2025	502,246	$49.60

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2025, the Company had approximately $10.9 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.1 years.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company’s 2019 Employee Stock Purchase Plan (the “2019 ESPP”) became effective. A total of 240,000 shares of common stock were initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 12,426 shares pursuant to the ESPP during the nine months ended September 30, 2025.

Share repurchases

In July 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of outstanding shares of common stock through July 31, 2027.

The Company repurchased 308,417 shares for $37.3 million at an average price of $120.85 per share under this program during the nine months ended September 30, 2025. Approximately $112.7 million remains available for future repurchases under this program. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

6. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2025	2024
	(in thousands)
Beginning Balance	$(26,845)	$(23,991)

Other comprehensive income before reclassification	28,478	17,265
Federal income tax expense	(5,922)	(3,626)
Other comprehensive income before reclassification, net of tax	22,556	13,639

Amounts reclassified from AOCI	249	270
Federal income tax expense	(52)	(57)
Amounts reclassified from AOCI, net of tax	197	213

Other comprehensive income	22,753	13,852
Balance at end of period	$(4,092)	$(10,139)

Amounts reclassified from AOCI during the nine months ended September 30, 2025 include immaterial activity related to the Company’s derivative instruments. For the livestock put option designated as a cash flow hedge, the excluded time value is recognized directly in earnings and does not impact AOCI. Amounts reclassified to earnings during the period were approximately $0.1 million, and the remaining unrealized portion recorded in OCI was immaterial.

7. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product
Casualty	$152,034	25.5%	$56,307	13.6%	$392,473	25.6%	$166,762	14.3%
Earthquake	149,940	25.1%	135,329	32.6%	427,869	27.9%	376,088	32.2%
Crop	119,757	20.1%	59,662	14.4%	207,440	13.5%	100,571	8.6%
Inland Marine and Other Property	117,871	19.7%	78,734	19.0%	335,462	21.8%	249,147	21.3%
Fronting	57,569	9.6%	84,945	20.4%	172,379	11.2%	275,671	23.6%
Total Gross Written Premiums	$597,171	100.0%	$414,977	100.0%	$1,535,623	100.0%	$1,168,239	100.0%

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$168,739	28.3%	$170,265	41.0%	$472,276	30.8%	$510,879	43.7%
Texas	38,609	6.5%	27,019	6.5%	119,308	7.8%	96,414	8.3%
Hawaii	26,405	4.4%	23,171	5.6%	71,307	4.6%	53,922	4.6%
Florida	23,770	4.0%	14,433	3.5%	66,391	4.3%	58,153	5.0%
Illinois	20,911	3.5%	5,557	1.3%	39,548	2.6%	13,725	1.2%
North Dakota	20,022	3.4%	18,716	4.5%	23,709	1.5%	19,893	1.7%
New York	19,181	3.2%	8,153	2.0%	51,240	3.3%	24,163	2.1%
Washington	17,560	2.9%	16,828	4.1%	50,416	3.3%	41,893	3.6%
Other	261,974	43.8%	130,835	31.5%	641,428	41.8%	349,197	29.8%
Total Gross Written Premiums	$597,171	100.0%	$414,977	100.0%	$1,535,623	100.0%	$1,168,239	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$317,177	53.1%	$236,624	57.0%	$781,078	50.9%	$652,988	55.9%
PESIC	252,318	42.3%	159,305	38.4%	681,048	44.4%	472,909	40.5%
Laulima	22,804	3.8%	19,048	4.6%	58,974	3.8%	42,342	3.6%
FIA	4,872	0.8%	—	—%	14,523	0.9%	—	—%
Total Gross Written Premiums	$597,171	100.0%	$414,977	100.0%	$1,535,623	100.0%	$1,168,239	100.0%

8. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. During the three months ended September 30, 2025, the Company’s income tax rate of 23.4% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended September 30, 2024, the Company’s tax rate of 20.8% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

For the nine months ended September 30, 2025 and 2024, the Company’s income tax rates of 22.0% and 22.2%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

9. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$51,455	$30,497	$140,905	$82,608
Weighted average common shares outstanding:
Basic	26,637,592	25,766,697	26,683,856	25,194,114
Common Share equivalents	808,927	712,869	849,677	683,143
Diluted	27,446,519	26,479,566	27,533,533	25,877,257

Earnings per share:
Basic	$1.93	$1.18	$5.28	$3.28
Diluted	$1.87	$1.15	$5.12	$3.19

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

As of September 30, 2025, the Company’s catastrophe event retention is $20 million for earthquake events and $11 million for continental hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. As of September 30, 2025, the Company’s XOL reinsurance structure provides protection up to $3.53 billion for earthquake events and $100 million for continental U.S. hurricane events.

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

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends, and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of September 30, 2025, the Company was in compliance with all debt covenants.

As of September 30, 2025 and December 31, 2024, the Company had no borrowings outstanding on the Credit Agreement. Interest expense on the Credit Agreement was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. Interest expense on the Credit Agreement was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively.

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

As of September 30, 2025 the Company had no borrowings outstanding through the FHLB. The Company did not incur any interest expense for either the three or nine months ended September 30, 2025, respectively. As of December 31, 2024, the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB Line of Credit was immaterial and $0.8 million for the three and nine months ended September 30, 2024, respectively.

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

On April 1, 2025, the Company completed the acquisition of substantially all of the assets and assumed certain liabilities of Advanced AgProtection, LLC (“AAP”). The acquisition was accounted for as a business combination in accordance with ASC 805, Business Combinations. As the acquisition did not meet the significance thresholds under Rule 3-05 of Regulation S-X, separate financial statements of AAP are not required to be filed.

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

13. Subsequent Events

On October 27, 2025, the Company entered into an agreement to acquire 100% of the outstanding equity interests of The Gray Casualty & Surety Company, a Treasury-listed surety carrier specializing in contract bonds for mid-sized and emerging contractors across the United States, for a purchase price of approximately $300 million, subject to customary adjustments. The transaction is expected to close in the first half of 2026.

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

The results of operations for the nine months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2025, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 25, 2025.

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

Results of Operations

Three months ended September 30, 2025 compared to three months ended September 30, 2024

The following table summarizes our results for the three months ended September 30, 2025 and 2024:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$597,171	$414,977	$182,194	43.9%
Ceded written premiums	(321,927)	(255,267)	(66,660)	26.1%
Net written premiums	275,244	159,710	115,534	72.3%
Net earned premiums	225,147	135,646	89,501	66.0%
Commission and other income	1,448	715	733	102.5%
Total underwriting revenue (1)	226,595	136,361	90,234	66.2%
Losses and loss adjustment expenses	72,812	40,315	32,497	80.6%
Acquisition expenses, net of ceding commissions and fronting fees	56,270	41,469	14,801	35.7%
Other underwriting expenses	48,306	28,129	20,177	71.7%
Underwriting income (1)	49,207	26,448	22,759	86.1%
Interest expense	(133)	(87)	(46)	52.9%
Net investment income	14,572	9,408	5,164	54.9%
Net realized and unrealized gains on investments	3,493	2,734	759	27.8%
Income before income taxes	67,139	38,503	28,636	74.4%
Income tax expense	15,684	8,006	7,678	95.9%
Net income	$51,455	$30,497	$20,958	68.7%
Adjustments:
Net realized and unrealized gains on investments	(3,493)	(2,734)	(759)	27.8%
Expenses associated with transactions	728	84	644	NM
Stock-based compensation expense	5,379	4,117	1,262	30.7%
Amortization of intangibles	1,346	389	957	246.0%
Tax impact	(251)	91	(342)	NM
Adjusted net income (1)	$55,164	$32,444	$22,720	70.0%
Key Financial and Operating Metrics
Annualized return on equity	23.9%	19.7%
Annualized adjusted return on equity (1)	25.6%	21.0%
Loss ratio	32.3%	29.7%
Expense ratio	45.8%	50.8%
Combined ratio	78.1%	80.5%
Adjusted combined ratio (1)	74.8%	77.1%
Diluted earnings per share	$1.87	$1.15
Diluted adjusted earnings per share (1)	$2.01	$1.23
Catastrophe losses	$1,900	$12,924
Catastrophe loss ratio (1)	0.8%	9.5%
Adjusted combined ratio excluding catastrophe losses (1)	74.0%	67.6%
Adjusted underwriting income (1)	$56,660	$31,038	$25,622	82.6%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $182.2 million, or 43.9%, to $597.2 million for the three months ended September 30, 2025 compared to $415.0 million for the three months ended September 30, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Crop lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships, partially offset by a decrease in our Fronting line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Casualty	$152,034	25.5%	$56,307	13.6%	$95,727	170.0%
Earthquake	149,940	25.1%	135,329	32.6%	14,611	10.8%
Crop	119,757	20.1%	59,662	14.4%	60,095	100.7%
Inland Marine and Other Property	117,871	19.7%	78,734	19.0%	39,137	49.7%
Fronting	57,569	9.6%	84,945	20.4%	(27,376)	(32.2)%
Total Gross Written Premiums	$597,171	100.0%	$414,977	100.0%	$182,194	43.9%

Fronting premiums represent premium where we subsequently cede the majority of the premium and risk in exchange for a fronting fee, which is our primary source of profit in the arrangement. The decline in fronting premiums shown above is primarily the result of a large fronting partnership terminated in the third quarter of 2024.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$317,177	53.1%	$236,624	57.0%	$80,553	34.0%
PESIC	252,318	42.3%	159,305	38.4%	93,013	58.4%
Laulima	22,804	3.8%	19,048	4.6%	3,756	19.7%
FIA	4,872	0.8%	—	—%	4,872	—%
Total Gross Written Premiums	$597,171	100.0%	$414,977	100.0%	$182,194	43.9%

Ceded Written Premiums

Ceded written premiums increased $66.7 million, or 26.1%, to $321.9 million for the three months ended September 30, 2025 from $255.3 million for the three months ended September 30, 2024. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Crop lines, as well as elevated exposure leading to higher XOL reinsurance expense.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 53.9% for the three months ended September 30, 2025 from 61.5% for the three months ended September 30, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $115.5 million, or 72.3%, to $275.2 million for the three months ended September 30, 2025 from $159.7 million for the three months ended September 30, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $89.5 million, or 66.0%, to $225.1 million for the three months ended September 30, 2025 from $135.6 million for the three months ended September 30, 2024 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$518,783	$395,881	$122,902	31.0%
Ceded earned premiums	(293,636)	(260,235)	(33,401)	12.8%
Net earned premiums	$225,147	$135,646	$89,501	66.0%

Net earned premium ratio	43.4%	34.3%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.7 million to $1.4 million for the three months ended September 30, 2025 from $0.7 million for the three months ended September 30, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $32.5 million, or 80.6%, to $72.8 million for the three months ended September 30, 2025 from $40.3 million for the three months ended September 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$1,900	$12,924	$(11,024)	(85.3)%
Non-catastrophe losses	70,912	27,391	43,521	158.9%
Total losses and loss adjustment expenses	$72,812	$40,315	$32,497	80.6%

Catastrophe loss ratio	0.8%	9.5%
Non-catastrophe loss ratio	31.5%	20.2%
Total loss ratio	32.3%	29.7%

Catastrophe loss activity for the quarter ended September 30, 2025 was primarily related to flood events.

Catastrophe loss activity for the quarter ended September 30, 2024 was primarily related to Hurricanes Beryl, Debby, and Helene.

Non-catastrophe losses increased for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $14.8 million, or 35.7%, to $56.3 million for the three months ended September 30, 2025 from $41.5 million for the three months ended September 30, 2024. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 10.8% for the three months ended September 30, 2025 compared to 10.5% for the three months ended September 30, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums and lower fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $20.2 million, or 71.7%, to $48.3 million for the three months ended September 30, 2025 from $28.1 million for the three months ended September 30, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 9.3% for the three months ended September 30, 2025 compared to 7.1% for the three months ended September 30, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 7.9% for the three months ended September 30, 2025 compared to 5.9% for the three months ended September 30, 2024. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $5.2 million, or 54.9%, to $14.6 million for the three months ended September 30, 2025 from $9.4 million for the three months ended September 30, 2024. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2025 due to the investing of cash generated from operations and the proceeds from our August 2024 secondary offering as well as higher yields on invested assets versus the prior year.

The Company incurred $3.5 million of net realized and unrealized gains on investments for the three months ended September 30, 2025 compared to $2.7 million of net realized and unrealized gains for the three months ended September 30, 2024. In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$14,515	$9,365	$5,150	55.0%
Dividend income	298	220	78	35.5%
Investment management fees and expenses	(241)	(177)	(64)	36.2%
Net investment income	14,572	9,408	5,164	54.9%
Net realized and unrealized gains on investments	3,493	2,734	759	27.8%
Total	$18,065	$12,142	$5,923	48.8%

Income Tax Expense

Income tax expense increased $7.7 million to $15.7 million for the three months ended September 30, 2025 from $8.0 million for the three months ended September 30, 2024 due to higher pre-tax income for the period ended September 30, 2025. During the three months ended September 30, 2025 our income tax rate of 23.4% was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense. During the three months ended September 30, 2024 our income tax rate of 20.8% was lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises.

Results of Operations

Nine months ended September 30, 2025 compared to nine months ended September 30, 2024

The following table summarizes our results for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands, except per share data)
Gross written premiums	$1,535,623	$1,168,239	$367,384	31.4%
Ceded written premiums	(819,171)	(692,620)	(126,551)	18.3%
Net written premiums	716,452	475,619	240,833	50.6%
Net earned premiums	569,175	365,796	203,379	55.6%
Commission and other income	3,954	2,035	1,919	94.3%
Total underwriting revenue (1)	573,129	367,831	205,298	55.8%
Losses and loss adjustment expenses	157,739	97,583	60,156	61.6%
Acquisition expenses, net of ceding commissions and fronting fees	154,266	109,072	45,194	41.4%
Other underwriting expenses	129,563	84,165	45,398	53.9%
Underwriting income (1)	131,561	77,011	54,550	70.8%
Interest expense	(304)	(1,052)	748	(71.1)%
Net investment income	40,014	24,506	15,508	63.3%
Net realized and unrealized gains on investments	9,461	5,768	3,693	64.0%
Income before income taxes	180,732	106,233	74,499	70.1%
Income tax expense	39,827	23,625	16,202	68.6%
Net income	$140,905	$82,608	$58,297	70.6%
Adjustments:
Net realized and unrealized gains on investments	(9,461)	(5,768)	(3,693)	64.0%
Expenses associated with transactions	3,570	557	3,013	NM
Stock-based compensation expense	15,471	11,905	3,566	30.0%
Amortization of intangibles	3,400	1,168	2,232	191.1%
Expenses associated with catastrophe bond	2,661	2,483	178	7.2%
Tax impact	(1,543)	(734)	(809)	110.2%
Adjusted net income (1)	$155,003	$92,219	$62,784	68.1%
Key Financial and Operating Metrics
Annualized return on equity	23.4%	18.8%
Annualized adjusted return on equity (1)	25.7%	20.9%
Loss ratio	27.7%	26.7%
Expense ratio	49.2%	52.3%
Combined ratio	76.9%	78.9%
Adjusted combined ratio (1)	72.5%	74.5%
Diluted earnings per share	$5.12	$3.19
Diluted adjusted earnings per share (1)	$5.63	$3.56
Catastrophe losses	$1,335	$19,724
Catastrophe loss ratio (1)	0.2%	5.4%
Adjusted combined ratio excluding catastrophe losses (1)	72.2%	69.2%
Adjusted underwriting income (1)	$156,663	$93,124	$63,539	68.2%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $367.4 million, or 31.4%, to $1.5 billion for the nine months ended September 30, 2025 compared to $1.2 billion for the nine months ended September 30, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Crop lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships, partially offset by a decrease in our Fronting line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Earthquake	$427,869	27.9%	$376,088	32.2%	$51,781	13.8%
Casualty	392,473	25.6%	166,762	14.3%	225,711	135.3%
Inland Marine and Other Property	335,462	21.8%	249,147	21.3%	86,315	34.6%
Crop	207,440	13.5%	100,571	8.6%	106,869	106.3%
Fronting	172,379	11.2%	275,671	23.6%	(103,292)	(37.5)%
Total Gross Written Premiums	$1,535,623	100.0%	$1,168,239	100.0%	$367,384	31.4%

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

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$781,078	50.9%	$652,988	55.9%	$128,090	19.6%
PESIC	681,048	44.4%	472,909	40.5%	208,139	44.0%
Laulima	58,974	3.8%	42,342	3.6%	16,632	39.3%
FIA	14,523	0.9%	—	—%	14,523	—%
Total Gross Written Premiums	$1,535,623	100.0%	$1,168,239	100.0%	$367,384	31.4%

Ceded Written Premiums

Ceded written premiums increased $126.6 million, or 18.3%, to $819.2 million for the nine months ended September 30, 2025 from $692.6 million for the nine months ended September 30, 2024. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Crop lines, as well as elevated exposure leading to higher XOL reinsurance expense.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 53.3% for the nine months ended September 30, 2025 from 59.3% for the nine months ended September 30, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $240.8 million, or 50.6%, to $716.5 million for the nine months ended September 30, 2025 from $475.6 million for the nine months ended September 30, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $203.4 million, or 55.6%, to $569.2 million for the nine months ended September 30, 2025 from $365.8 million for the nine months ended September 30, 2024 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$1,303,323	$1,025,716	$277,607	27.1%
Ceded earned premiums	(734,148)	(659,920)	(74,228)	11.2%
Net earned premiums	$569,175	$365,796	$203,379	55.6%

Net earned premium ratio	43.7%	35.7%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $1.9 million to $4.0 million for the nine months ended September 30, 2025 from $2.0 million for the nine months ended September 30, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $60.2 million, or 61.6%, to $157.7 million for the nine months ended September 30, 2025 from $97.6 million for the nine months ended September 30, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$1,335	$19,724	$(18,389)	(93.2)%
Non-catastrophe losses	156,404	77,859	78,545	100.9%
Total losses and loss adjustment expenses	$157,739	$97,583	$60,156	61.6%

Catastrophe loss ratio	0.2%	5.4%
Non-catastrophe loss ratio	27.5%	21.3%
Total loss ratio	27.7%	26.7%

Catastrophe loss activity for the nine months ended September 30, 2025 was related to flood losses in the third quarter offset by favorable development on prior period catastrophe events.

Catastrophe loss activity for the nine months ended September 30, 2024 was primarily related to flood losses in the first quarter, severe convective storms in the second quarter, and Hurricanes Beryl, Debby, and Helene during the third quarter.

Non-catastrophe losses increased for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $45.2 million, or 41.4%, to $154.3 million for the nine months ended September 30, 2025 from $109.1 million for the nine months ended September 30, 2024. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 11.8% for the nine months ended September 30, 2025 compared to 10.6% for the nine months ended September 30, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums and lower fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $45.4 million, or 53.9%, to $129.6 million for the nine months ended September 30, 2025 from $84.2 million for the nine months ended September 30, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 9.9% for the nine months ended September 30, 2025 compared to 8.2% for the nine months ended September 30, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 8.0% for the nine months ended September 30, 2025 compared to 6.6% for the nine months ended September 30, 2024. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $15.5 million, or 63.3%, to $40.0 million for the nine months ended September 30, 2025 from $24.5 million for the nine months ended September 30, 2024. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2025 due primarily to the investing of proceeds from our August 2024 secondary offering and also due to higher yields on invested assets versus the prior year.

The Company incurred $9.5 million of net realized and unrealized gains on investments for the nine months ended September 30, 2025 compared to $5.8 million of net realized and unrealized gains for the nine months ended September 30, 2024. In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$39,824	$24,317	$15,507	63.8%
Dividend income	857	675	182	27.0%
Investment management fees and expenses	(667)	(486)	(181)	37.2%
Net investment income	40,014	24,506	15,508	63.3%
Net realized and unrealized gains on investments	9,461	5,768	3,693	64.0%
Total	$49,475	$30,274	$19,201	63.4%

Income Tax Expense

Income tax expense increased $16.2 million to $39.8 million for the nine months ended September 30, 2025 from $23.6 million for the nine months ended September 30, 2024 due to higher pre-tax income for the period ended September 30, 2025. For the nine months ended September 30, 2025 and 2024, the Company’s income tax rates of 22.0% and 22.2%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Total revenue	$244,660	$148,503	$622,604	$398,105
Net investment income	(14,572)	(9,408)	(40,014)	(24,506)
Net realized and unrealized gains on investments	(3,493)	(2,734)	(9,461)	(5,768)
Underwriting revenue	$226,595	$136,361	$573,129	$367,831

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Income before income taxes	$67,139	$38,503	$180,732	$106,233
Net investment income	(14,572)	(9,408)	(40,014)	(24,506)
Net realized and unrealized gains on investments	(3,493)	(2,734)	(9,461)	(5,768)
Interest expense	133	87	304	1,052
Underwriting income	$49,207	$26,448	$131,561	$77,011
Expenses associated with transactions	728	84	3,570	557
Stock-based compensation expense	5,379	4,117	15,471	11,905
Amortization of intangibles	1,346	389	3,400	1,168
Expenses associated with catastrophe bond	—	—	2,661	2,483
Adjusted underwriting income	$56,660	$31,038	$156,663	$93,124

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Net income	$51,455	$30,497	$140,905	$82,608
Adjustments:
Net realized and unrealized gains on investments	(3,493)	(2,734)	(9,461)	(5,768)
Expenses associated with transactions	728	84	3,570	557
Stock-based compensation expense	5,379	4,117	15,471	11,905
Amortization of intangibles	1,346	389	3,400	1,168
Expenses associated with catastrophe bond	—	—	2,661	2,483
Tax impact	(251)	91	(1,543)	(734)
Adjusted net income	$55,164	$32,444	$155,003	$92,219

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Annualized adjusted net income	$220,656	$129,776	$206,671	$122,959
Average stockholders’ equity	$862,654	$617,959	$803,570	$587,282
Annualized adjusted return on equity	25.6%	21.0%	25.7%	20.9%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$175,940	$109,198	$437,614	$288,785
Denominator: Net earned premiums	$225,147	$135,646	$569,175	$365,796
Combined ratio	78.1%	80.5%	76.9%	78.9%
Adjustments to numerator:
Expenses associated with transactions	$(728)	$(84)	$(3,570)	$(557)
Stock-based compensation expense	(5,379)	(4,117)	(15,471)	(11,905)
Amortization of intangibles	(1,346)	(389)	(3,400)	(1,168)
Expenses associated with catastrophe bond	—	—	(2,661)	(2,483)
Adjusted combined ratio	74.8%	77.1%	72.5%	74.5%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands, except per share data)		(in thousands, except per share data)
Adjusted net income	$55,164	$32,444	$155,003	$92,219
Weighted-average common shares outstanding, diluted	27,446,519	26,479,566	27,533,533	25,877,257
Diluted adjusted earnings per share	$2.01	$1.23	$5.63	$3.56

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Losses and loss adjustment expenses	$72,812	$40,315	$157,739	$97,583
Denominator: Net earned premiums	$225,147	$135,646	$569,175	$365,796
Loss ratio	32.3%	29.7%	27.7%	26.7%

Numerator: Catastrophe losses	$1,900	$12,924	$1,335	$19,724
Denominator: Net earned premiums	$225,147	$135,646	$569,175	$365,796
Catastrophe loss ratio	0.8%	9.5%	0.2%	5.4%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$175,940	$109,198	$437,614	$288,785
Denominator: Net earned premiums	$225,147	$135,646	$569,175	$365,796
Combined ratio	78.1%	80.5%	76.9%	78.9%
Adjustments to numerator:
Expenses associated with transactions	$(728)	$(84)	$(3,570)	$(557)
Stock-based compensation expense	(5,379)	(4,117)	(15,471)	(11,905)
Amortization of intangibles	(1,346)	(389)	(3,400)	(1,168)
Expenses associated with catastrophe bond	—	—	(2,661)	(2,483)
Catastrophe losses	(1,900)	(12,924)	(1,335)	(19,724)
Adjusted combined ratio excluding catastrophe losses	74.0%	67.6%	72.2%	69.2%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2025	2024
	(in thousands)
Stockholders’ equity	$878,110	$729,030
Goodwill and intangible assets	(62,538)	(13,242)
Tangible stockholders’ equity	$815,572	$715,788

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

The Company is subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $2.3 million in 2025, conditional upon the Commissioner’s approval.

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

The following table summarizes our cash flows for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
	($ in thousands)
Cash provided by (used in):
Operating activities	$291,705	$188,520
Investing activities	(230,435)	(224,884)
Financing activities	(30,049)	71,096
Change in cash, cash equivalents, and restricted cash	$31,221	$34,732

Our cash flow from operating activities was positive during the nine months ended September 30, 2025 and 2024 due to net income and a decrease in net operating assets in each period.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the nine months ended September 30, 2025 and 2024 related primarily to purchases of fixed maturity securities in excess of sales and maturities and acquisitions occurring in each period.

Cash used in financing activities for the nine months ended September 30, 2025 was related to the repurchase of $37.3 million of our common stock and $0.1 million in offering costs from the August 2024 Secondary Offering, partially offset by the receipt of $3.3 million in proceeds from stock option exercises, the receipt of $2.9 million in proceeds from policy holder contributions of surplus, and the receipt of $1.2 million in proceeds from our employee stock purchase plan. Cash provided by financing activities for the nine months ended September 30, 2024 was related to the receipt of $115.7 million in net proceeds from the August 2024 Secondary Offering, the receipt of $5.0 million in proceeds from stock option exercises, the receipt of $2.0 million in proceeds from policy holder contributions of surplus, and the receipt of $0.9 million in proceeds from our employee stock purchase plan, partially offset by $52.6 million in payments on our FHLB line of credit.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.3 billion in cash and investment securities available at September 30, 2025. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

On July 31, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s outstanding common stock through July 31, 2027. We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 308,417 shares for $37.3 million under this program during the nine months ended September 30, 2025 and $112.7 million remains available for future repurchases.

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

As of September 30, 2025, we had no borrowings outstanding through the Credit Agreement.

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

As of September 30, 2025, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At September 30, 2025 total stockholders’ equity was $878.1 million and tangible stockholders’ equity was $815.6 million, compared to total stockholders’ equity of $729.0 million and tangible stockholders’ equity of $715.8 million as of December 31, 2024. Stockholders’ equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Investment Committee reviews and recommends investment guidelines, which are subject to approval by our Board of Directors in accordance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of September 30, 2025, the majority of our investment portfolio, or $1.1 billion, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $52.2 million of equity securities, $15.1 million of investments in limited partnerships, and $4.4 million of a livestock put option. In addition, we maintained a non‑restricted cash and cash equivalent balance of $111.7 million at September 30, 2025. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.01 and 4.04 years and an average rating of “A2/A” and “A1/A+” at September 30, 2025 and December 31, 2024, respectively. Our fixed income investment portfolio had a book yield of 4.84% as of September 30, 2025, compared to 4.59% as of December 31, 2024.

At September 30, 2025 and December 31, 2024 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$24,831	$24,637	2.2%
U.S. States, Territories, and Political Subdivisions	19,789	18,715	1.6%
Special revenue excluding mortgage/asset-backed securities	19,292	17,203	1.5%
Corporate and other	601,329	602,883	52.8%
Mortgage/asset-backed securities	481,614	477,929	41.9%
Total available-for-sale investments	$1,146,855	$1,141,367	100.0%

	Amortized	Fair	% of Total
December 31, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$32,806	3.5%
U.S. States, Territories, and Political Subdivisions	10,606	9,778	1.0%
Special revenue excluding mortgage/asset-backed securities	30,283	26,634	2.8%
Corporate and other	492,395	475,491	50.6%
Mortgage/asset-backed securities	406,597	394,337	42.0%
Total available-for-sale investments	$973,330	$939,046	100.0%

The following tables provide the credit quality of investment securities as of September 30, 2025 and December 31, 2024:

	Estimated	% of
September 30, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$141,584	12.4%
AA	342,061	29.9%
A	302,722	26.5%
BBB	299,733	26.3%
BB	47,634	4.2%
B	5,175	0.5%
CCC & Below	2,458	0.2%
	$1,141,367	100.0%

	Estimated	% of
December 31, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$130,161	13.9%
AA	305,267	32.5%
A	254,890	27.1%
BBB	236,855	25.2%
BB	10,614	1.1%
B	1,258	0.1%
CCC & Below	1	—%
	$939,046	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2025 were as follows:

	Amortized	Fair	% of Total
September 30, 2025	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$71,849	$71,977	6.3%
Due after one year through five years	260,401	260,035	22.8%
Due after five years through ten years	226,631	228,747	20.0%
Due after ten years	106,360	102,679	9.0%
Mortgage and asset-backed securities	481,614	477,929	41.9%
	$1,146,855	$1,141,367	100.0%

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair value of financial instruments. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities, as well as limited exposure from a livestock put option designated as a cash flow hedge recorded in Other investments.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. In general, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and by diversifying our holdings.

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 68.8% rated “A−” or better. At September 30, 2025, 4.9% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire on commercially acceptable terms or on terms that adequately protect us, and this inability may materially adversely affect our business, financial condition and results of operations;
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

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, droughts, windstorms, floods, wildfires, and other severe events. We have incurred significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may increase the frequency and severity of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. These events could impact our business even where we do not have insured exposure, such as the 2025 California wildfires, as homes and businesses lost due to such events may cancel or not renew their policies with us. Additionally, any increased frequency and severity of such weather events, including hurricanes, could have a material adverse effect on our ability to predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses resulting from such catastrophe events.

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

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and uncertain of success. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of September 30, 2025, we had $477.5 million of aggregate reinsurance recoverables.

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

We utilize several risk management and loss limitation methods, including reliance on estimates and models. If these methods fail to adequately manage our exposure to losses from catastrophe events, our losses could be materially higher than our expectations, and our business, financial condition, and results of operations could be materially adversely affected.

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through a number of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles, regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of expected losses based on computer or actuarial modeling techniques. These methods rely on estimates, models, data, and scenarios that may not accurately predict actual outcomes. Consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

In addition, output from our risk modeling software is based on third-party data that we believe to be accurate and reliable. The estimates and assumptions we use are dependent on many variables, such as loss adjustment expenses, insurance to value, storm or earthquake intensity, building code compliance and demand surge, which is the temporary inflation of costs for building materials such as lumber and labor resulting from increased demand for rebuilding services in the aftermath of a catastrophe. Accordingly, if the estimates and assumptions used in our risk models are incorrect or if our risk models prove to be an inaccurate forecasting tool, the losses we incur from an actual catastrophe could be materially higher than our expectation of losses generated from modeled catastrophe scenarios. In addition, our third-party data providers may change the estimates or assumptions that we use in our risk models and/or their data may be inaccurate. Changes in these estimates or assumptions or the use of inaccurate third-party data could cause our actual losses to be materially higher than our current expectation of losses generated by modeled catastrophe scenarios, which in turn could materially adversely affect our business, financial condition, and results of operations.

We run many model simulations to evaluate the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Climate change, evolving catastrophe patterns, and the emergence of secondary perils such as severe inland flooding, wildfires, and convective storms may further increase both the frequency and severity of catastrophe events. Limited historical data for certain perils, along with changes in climate and loss patterns, may reduce the reliability of catastrophe models and stress the assumptions on which we rely to price risk, manage exposures, and purchase reinsurance. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

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

As a result, our reliance on assumptions, data, and models to evaluate our entire risk portfolio and specifically to estimate a probable maximum loss is subject to a high degree of uncertainty that could result in actual losses that are materially different from our probable maximum loss estimates could adversely impact our financial results.

A decline in our financial strength rating may adversely affect the amount of business we write and impact compliance with our debt covenants.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and quality of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of September 30, 2025, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”) and Palomar Excess and Surplus Insurance Company (“PESIC”). First Indemnity of America Insurance Co. (“FIA”) carries an “A-” (Stable) rating from A.M. Best.

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

Our policyholders and insurance risks are currently concentrated in California, which generated 43% of our gross written premiums for the year ended December 31, 2024 and 31% for the nine months ended September 30, 2025. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may otherwise cancel our policies following such event. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

For the nine months ended September 30, 2025, our largest program administrator distributed $310.4 million or 20.2% of our gross written premiums and our second largest program administrator distributed $197.2 million or 12.8% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the nine months ended September 30, 2025.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity securities totaled $52.2 million as of September 30, 2025.

In addition, our investment portfolio includes livestock put option contracts designated as cash flow hedges, which are recorded in Other investments at fair value. These derivatives are used to manage exposure to variability in certain forecasted underwriting-related cash flows. The fair value of these derivatives was approximately $4.4 million as of September 30, 2025, and the related activity was immaterial to the Company’s consolidated financial statements.

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

The growth and evolution of artificial intelligence (AI) may impact our business and operations

We or our third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. Our research and development of such technology remains ongoing, and AI algorithms and training methodologies may be flawed. Leveraging AI capabilities to potentially improve our internal operations also presents further risks, costs, and challenges. While we aim to develop and use AI responsibly and attempt to identify and mitigate ethical and legal issues presented by its use, we may be unsuccessful in identifying or resolving issues before they arise.

Our third-party software vendors and service providers are increasingly incorporating AI into their processes and this may expose us to additional risks should they not be able to incorporate the technology effectively. The evolution and increased reliance on AI may exacerbate our information technology and cybersecurity risks. Furthermore, regulations around AI continue to evolve and we may be subject to increased regulation around AI in the future. AI-related issues, deficiencies and/or failures could adversely impact our operations, damage our reputation, and give rise to legal and/or regulatory action.

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

Additionally, in response to the growing threat of cyber-attacks in the insurance industry, cybersecurity regulations have been adopted, which, among other things, require insurance companies to establish and maintain a cybersecurity program and implement and maintain cybersecurity policies and procedures. In 2017, the NAIC adopted its Insurance Data Security Model Law, intended to serve as model legislation for states to enact in order to govern cybersecurity and data protection practices of insurers, insurance agents, and other licensed entities registered under state insurance laws. We are required to abide by the provisions of and file compliance certifications pertaining to this legislation.

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

PSIC is licensed to conduct insurance operations on an admitted basis in 50 states. As PSIC grows, its share of any assessments in each state in which it underwrites business on an admitted basis may increase. We cannot predict with certainty the amount of future assessments, because they depend on factors outside our control, such as insolvencies of other insurance companies as well as the occurrence of significant catastrophes. Assessments may be covered by our catastrophe XOL treaties and, to the extent we have experienced a net loss from an event in excess of our net retention, assessments would be recovered from our reinsurers with no additional expense to us. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. Significant assessments could result in higher operating expenses and have a material adverse effect on our business, financial condition, or results of operations. In addition, while some states permit member insurers to recover assessments paid through full or partial premium tax offset or, in limited circumstances, by surcharging policyholders, there is no certainty that offsets or surcharges will be permitted in connection with any future assessments.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Our purchases of our equity securities in the third quarter of fiscal year 2025 were:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	Purchased	Per Share(1)	Announced Plans	Plans or Programs(2)
				($ in thousands)
August 1, 2025 to August 31, 2025	264,195	$121.13	264,195	$117,993
September 1, 2025 to September 30, 2025	44,222	119.15	44,222	112,723
Total	308,417		308,417

(1)
Average Price Paid Per Share excludes cash paid for commissions.
(2)
On July 31, 2025 the Company’s Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase of up to $150 million of outstanding shares of common stock through the period ending on July 31, 2027.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended September 30, 2025, none of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
10.1+	Equity Award Retirement Policy
10.2

Equity Purchase Agreement, dated October 27, 2025, by and among Palomar Insurance Holdings, Inc., The Gray Casualty & Surety Company (the “Target”) and BCP Surety Group Sole Member, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 27, 2025).

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

Palomar Holdings, Inc.

Date: November 7, 2025	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 7, 2025	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)