Form 10-K
period 2025-12-31
Palomar Holdings, Inc.
filed 2026-02-24
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Aggregate market value of shares of the registrant’s common stock held by non-affiliates as of June 30, 2025 was approximately $4,034,049,965

Number of shares of the registrant’s common shares outstanding at February 19, 2026: 26,689,745

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s definitive proxy statement relating to its 2026 annual meeting of stockholders (the “2026 Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K. The 2026 Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART I

Item 1. Business

Who We Are

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We leverage underwriting expertise and data-driven analytics to offer innovative solutions in five product categories: Earthquake, Casualty, Inland Marine and Other Property, Crop, and Fronting. We offer coverage in both the admitted and excess and surplus lines (“E&S”) markets, utilizing proprietary data analytics and a technology-enabled platform to support customized underwriting and pricing. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”), and First Indemnity of America Insurance Co. (“FIA”) carry an “A” financial strength rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and strategic partnerships with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage that we believe reduces earnings volatility and provides appropriate levels of protection from catastrophic events and other significant loss events. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, analytics, and claims.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $2.0 billion for the year ended December 31, 2025, which reflects a compound annual growth rate of approximately 55%. We have been profitable since 2016, and our net income has increased over that period at a compound annual growth rate of approximately 46%.

We seek to continuously grow our income by developing product offerings that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Crop, E&S Casualty, Surety and Environmental Liability. These new products diversify our book of business and broaden our specialty product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

Recent Developments

In January 2026, we acquired The Gray Casualty & Surety Company (“Gray Surety”), a Treasury-listed surety carrier specializing in contract bonds for mid-sized and emerging contractors nationwide. Gray Surety is licensed in all 50 states, operates through 13 regional offices, is led by an experienced entrepreneurial management team, and carries an “A-” financial strength rating from A.M. Best. Subsequent to the acquisition we renamed Gray Surety to Palomar Casualty & Surety Company (“PCSC”) and will refer to it as such in the future.

To facilitate this acquisition, the Company entered into a credit agreement providing for unsecured credit facilities totaling $450 million maturing on January 27, 2031. Proceeds may be used for general corporate purposes, permitted acquisitions and refinancing of existing indebtedness.

We will reorganize the presentation of our product offerings in 2026 and report Surety and Credit premium as a separate line, reflecting changes in strategy and market focus following the Gray Surety acquisition. Our Fronting premium will cease to be reported as a separate line of business and the underlying premium will be consolidated into existing lines.

Our Business

Our management team founded our company to address unmet needs that we perceived to exist in certain specialty insurance markets. These markets have historically been served by large generalist insurance companies and state-managed entities applying “one-size-fits-all” pricing and policy forms across broad geographies. Our admitted products feature rates and policy forms approved by state insurance departments and are backed by state guaranty funds, providing a further level of security to policyholders. We believe that for our personal lines products, both our customers and distribution partners prefer the ease of use and security of admitted products with flexible coverages. We write surplus lines policies primarily for our commercial business. As the E&S market does not involve the same level of regulation and required approvals as the admitted market, our surplus lines products enable us to react quickly to changing market conditions.

We believe we can generate attractive risk-adjusted returns by using underwriting methods that apply a more granular approach to pricing than what is typically offered by standard carriers and that better reflect our customers underlying risk. We believe this market acceptance and return potential is evidenced by the fact that we have quickly and profitably grown to become the

2nd largest earthquake insurer in the state of California and the 3rd largest earthquake insurer in the United States. We also continue to experience growth and profitability across our other lines of business.

We seek to write a diverse specialty mix of business by loss exposure, customer type and geography to capitalize on market opportunities, mitigate the potential impact of any single catastrophe event or shock loss, and reduce our cost of reinsurance. We continue to develop new product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk-adjusted returns. Recent examples of our commitment to developing new products include the expansion of our Casualty, Crop, and Surety insurance offerings.

As part of our ongoing strategy to strengthen and diversify our specialty insurance portfolio, we completed several acquisitions over the past year. In January 2025, we completed the acquisition of FIA, a New Jersey-domiciled insurance carrier specializing in surety bonds for small- to medium-sized contractors, primarily in the Northeast United States. In April 2025, we completed the acquisition of substantially all of the assets and assumed certain liabilities of of Advanced AgProtection, LLC (“AAP”), a Texas-domiciled managing general agent specializing in Crop insurance. In January 2026, we completed the acquisition of Gray Surety, a Louisiana-domiciled, Treasury-listed surety carrier specializing in contract bonds for mid-sized and emerging contractors across the United States. We believe these acquisitions enhance our specialty portfolio and strengthen our opportunity to serve diverse markets and customer segments.

We seek to maintain a diversified specialty business mix, supported by meaningful expansion across products, markets, and geographies. In our first year of operations in 2014, all of our premiums were related to earthquake insurance. For the year ended December 31, 2025, approximately 28% of our gross written premiums were related to earthquake insurance.

Our admitted insurance subsidiary, PSIC, is licensed in 50 states and we have the flexibility to write nationally through our surplus lines subsidiary, PESIC. California represents our largest current exposure with 31% of our gross written premiums for the year ended December 31, 2025. Our business strategy focuses on growing and diversifying our specialty portfolio. The following charts illustrate our business mix by product, state, and entity for the year ended December 31, 2025:

Gross Written Premium by Product

Crop
12%
Earthquake
28%
Casualty
27%
Fronting
11%
Inland Marine & other property
22%

Gross Written Premium by State

CA, 31%
Other, 40%
TX, 8%
FL, 5%
HI, 5%
WA, 3%
NY, 3%
IL, 3%
CO, 2%

Gross Written Premium by Entity

Laulima, 4%
FIA, 1%
PSIC, 49%
PESIC, 46%

We employ a highly granular and analytical underwriting process to assess each insurance policy that we write. We seek to ensure that the risk characteristics of all business written are consistent with our underwriting standards. Our systems enable us to underwrite our personal lines business automatically within minutes by leveraging our proprietary modeling techniques to analyze data at the geocode or ZIP code level. With our commercial products, we balance automation with human expertise and controls to underwrite more complex risks. The detailed data collected through our underwriting process supports portfolio-level analytics that we use to monitor risk concentrations, manage policy aggregation, and promote appropriate dispersion of risks across our portfolio. Our Casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial analysis, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points.

Our Competitive Strengths

We believe that our competitive strengths include:

Focus on capturing market share and expanding underserved markets. We focus on specialty insurance markets that we believe are underserved, and where we believe we can capture market share and expand the market to new customers. In our target markets, there are few direct competitors who focus exclusively on specialty risks. With our specialized knowledge of these risks and our customized products, pricing and risk management, we believe we can serve these markets better than our competitors. We also seek to expand these markets by creating products that attract insureds who previously had not obtained coverage. Our focus and expertise have enabled us to rapidly increase our market share; for example, we have grown to become the 2nd largest earthquake insurer in California and the 3rd largest earthquake insurer in the United States. In markets with similar characteristics, we are experiencing growth and profitability across our other lines of business. We believe that our focus on addressing the needs of underserved specialty markets provides us with a competitive advantage.

Differentiated products built with the customer in mind. We have invested significant time and resources into developing what we believe are innovative and unique product offerings to address customer needs within our target markets. Our products generally offer our customers flexible features that are not typical of standard products in our markets. By offering our customers the ability to manage pricing, coverage options, and deductibles, we believe we have created products that are attractive both to those who have existing coverages with our competitors, and to those who have not historically bought insurance in our target markets. Furthermore, since our admitted products have been approved by individual state regulators and are supported by proprietary pricing models, we believe that these products are difficult to replicate, particularly by existing carriers who would face the burden of gathering data, building new models, and revising existing rates and policy forms with regulators.

Product offerings in both the admitted and E&S markets. We believe that our core capabilities can be applied to both the admitted as well as the E&S insurance markets. Admitted products are backed by state guarantee funds and, as a result, are subject to more regulation, as admitted insurance companies must receive approval for rates and policy forms from individual state regulators. Our admitted insurance company subsidiary, PSIC, is licensed to write business in 50 states. We primarily serve the personal lines insurance market through the sale of admitted insurance products as those risks tend to be more homogenous in nature and retail agents generally prefer the sale of admitted products. We offer E&S insurance products through our surplus lines insurance company subsidiary, PESIC, which is licensed to do business on a national basis. We primarily serve the commercial lines insurance market through the sale of E&S insurance products as those markets are better suited to the flexibility of rate and form available to E&S carriers. Having E&S offerings allows us to react quickly to changing market conditions and to accelerate the expansion of our business nationally as we do not have to go through the process of receiving required approvals from individual state regulators.

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

Multi-channel distribution model. Our open architecture distribution framework allows us to attract and underwrite business from multiple channels. We work with a wide variety of retail agents, program administrators, and wholesale brokers. We serve over 35 insurance companies as a specialty partner either by issuing companion policies or providing reinsurance for in-force risks that fit our strict underwriting parameters. The breadth and flexibility of our distribution model allows us to generate premium from many different parts of the insurance ecosystem and to rapidly take advantage of changing market conditions.

Sophisticated and conservative risk transfer program. Our risk transfer program utilizes excess of loss, quota share, facultative, and property per risk coverages for both our property and casualty products. We manage our exposure to catastrophe events through several risk mitigation strategies, including the purchase of reinsurance. We believe that our reinsurance program provides appropriate levels of protection and improves visibility into our earnings. Our current reinsurance program limits our pre-tax net loss from any single event to $20.0 million for earthquakes and $11.0 million for hurricanes, equivalent to approximately 2.1% and 1.2%, respectively, of our total stockholders’ equity as of December 31, 2025. At each reinsurance treaty renewal, we consider any plans to change the underlying insurance coverage we offer, our current capital, our risk appetite, and the cost and availability of reinsurance coverage, which may vary from time to time. Further, we buy program specific quota share reinsurance coverage for certain lines of business to mitigate the impact of attritional losses on underwriting results. In our quota share agreements, we cede a portion of our premiums to reinsurers and, in return, we also cede a proportionate amount of losses and receive ceding commissions from the reinsurers.

Emphasis on the use of technology and analytics across our business. We have built a proprietary operating platform that employs best practices derived from our management team’s extensive prior experience. Our technology platform is not burdened by outdated technology and processes which may be utilized by older insurance companies. In building our platform, we have emphasized automated processes that use granular data and analytics consistently across all aspects of our business. Our internally developed Palomar Automated Submission System (“PASS”) acts as our interface with retail agents and wholesale brokers for certain product lines. PASS serves as the conduit to our policy administration system that integrates policy issuance, underwriting, billing and portfolio analytics. Our platform enables us to rapidly quote and bind policies via automated processing, and to run detailed risk-management analytics for internal and external constituents including distribution partners, carrier partners and reinsurers. We believe that this real-time access to data and analytics provides us with an advantage in distributing our products, managing our risk, and purchasing reinsurance.

Highly experienced management team and board. Our management team is highly qualified, with an average of more than twenty years of relevant experience in insurance, reinsurance and capital markets. We are led by our Chairman and Chief Executive Officer, Mac Armstrong, who prior to founding Palomar was President of Arrowhead General Insurance Agency (“Arrowhead”). Many of our key management team members such as Mr. Armstrong, Jon Christianson, our President, Jon Knutzen, our Chief Risk Officer, and Chris Uchida, our Chief Financial Officer, have served in their roles for over five years and worked together prior to Palomar. We have also recently made key management hires in operations, technology, claims, people and talent, investments, Crop, E&S Casualty, and Surety. These new management hires are insurance industry veterans with proven track records and deep industry knowledge. We believe their skills and experience will assist Palomar during our next phase of growth and expansion. In addition, our Board of Directors is comprised of accomplished industry veterans who bring decades of experience from prior roles with insurance and other companies.

Our Strategy

We believe that our approach will allow us to achieve our goals of both growing our business and generating attractive returns. Our strategy involves:

Expand our presence in existing markets. We compete in the United States property and casualty market that represented over $1 trillion in total written premiums during 2024. By comparison, we generated $2.0 billion of gross written premiums for the year ended December 31, 2025. We believe that our differentiated product offerings will enable us to continue growing in our existing markets by (i) gaining market share from competitors who have less flexible product offerings; (ii) continuing to expand our strong distribution network; and (iii) increasing the total addressable market by providing attractive products to customers who previously elected not to purchase coverage. We also continue to evaluate additional geographic markets and lines of business where we believe we can generate attractive risk-adjusted returns by harnessing our core competencies.

Maintain our distinctive combination of profitability and growth. Our analytically informed risk selection and disciplined underwriting guidelines enable us to identify segments of the market that are both underserved and mispriced. As a result, we have generated attractive underwriting profitability by expanding the addressable market and winning market share with our distinctive products. For the years ended December 31, 2025 and 2024, our return on equity (“ROE”) was 23.6% and 19.6%, and our adjusted ROE was 25.9% and 22.2%, respectively. As we seek premium growth, we intend to remain disciplined in our pricing, underwriting, and risk management processes, including closely managing our net probable maximum loss (“PML”), average annual loss (“AAL”), and spread of risk. We will remain focused on lines of business with attractive pricing dynamics and a favorable risk / return profile, and we will not participate in markets where we believe our business model cannot add incremental value.

Maintain a diversified book of business. We currently write a book of specialty insurance that is diversified by underlying loss exposure, customer type and geography. Our major product lines and exposures are uncorrelated, such that events contributing to a loss in one product line are not expected to generate material losses in our other product lines. Furthermore, our Crop and Surety products are uncorrelated with the traditional P&C cycle, enhancing the diversification of our specialty product portfolio. The diversification of our book of business improves our risk-adjusted returns, helps mitigate the impact of swings in any single insurance or reinsurance market, and allows us to capitalize on market shifts opportunistically. As we grow, we intend to maintain a diversified book of business and continually capitalize on these advantages.

Leverage our underwriting, analytics, and risk transfer acumen to generate fee income. We generate fee income through the use of quota share reinsurance treaties whereby third-party reinsurers pay us a ceding commission in order to access attractive pools of risk. We also generate fee income through arrangements with program administrators and reinsurers seeking to access our licensed insurance companies. Our multi-channel distribution model produces attractive business that we aim to translate into a balanced mix of underwriting and fee income. As a result, we have an increasing number of partnerships where we write policies on behalf of other insurance and reinsurance companies who pay us a ceding commission to access the business. We believe these partnerships are an important validation of the intellectual property and expertise we have developed, and that this strategy supports scalable growth and provides a growing fee stream to complement our profitable underwriting operations.

Continue to purchase conservative reinsurance coverage, while optimizing for risk-adjusted returns. We believe that protecting our earnings and balance sheet through the use of reinsurance is critical to our business and supports our ability to meet obligations to our policyholders and other constituents, and generate strong returns for our stockholders. We plan to maintain a conservative, robust reinsurance program to provide protection against severe or frequent losses. Our goal is to protect our earnings by constructing a reinsurance program that mitigates losses and supports profitability in spite of potential shock losses or catastrophic activity. As we grow, we expect that we will benefit from increased scale and diversification of risk in our business, and we plan to optimize our reinsurance program continuously by adjusting terms, structure, pricing, and participants to maximize our risk-adjusted returns.

Continue to invest in proprietary technology assets that deepen our competitive advantage. We believe that the success of our business is centered upon our relentless commitment to using technology to improve our business. For example, we have dedicated software developers focused on building application programming interfaces (“APIs”), which enable seamless integration into the point-of-sale systems of our partner carriers and distribution partners. This integration increases the ease of use for our partners, integrates our capabilities within their systems, and facilitates real-time sharing of information between our distribution, underwriting, and risk management functions. We will continue to evaluate and invest in proprietary and third-party technology assets, including tools that leverage artificial intelligence and automation, which deepen our competitive advantage, strengthen our operations, and improve our returns.

Pursue opportunistic acquisitions to supplement organic growth. We selectively pursue acquisitions to enter new markets or expand existing businesses when we believe acquiring established companies offers a more attractive risk-adjusted return than organic growth. Our acquisition strategy focuses on markets with strong growth prospects, predictable earnings, and attractive underwriting economics. For example, Surety is a highly profitable, specialized market that we evaluated over several years. Due to its technical complexity and relationship-driven nature, we determined that acquisition of proven carriers represented the most effective means of entry and scale. Consistent with this approach, we acquired FIA and Gray Surety, enabling us to accelerate market entry, add experienced underwriting teams, and efficiently scale our Surety platform. We believe this disciplined approach to acquisitions supports effective capital deployment and long-term shareholder value creation.

History

We are an insurance holding company that was originally incorporated under the laws of the Cayman Islands in October 2013. In March 2019, we completed a domestication pursuant to Section 388 of the Delaware General Corporation Law and became a Delaware corporation.

Our primary operating subsidiary, PSIC, is an insurance company domiciled in the State of Oregon and is an admitted insurer licensed to write business in 50 states as of December 31, 2025. PSIC was formed in February 2014. In August 2014, we incorporated Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), a Bermuda-based reinsurance subsidiary that provides reinsurance exclusively to PSIC and PESIC.

In August 2015, we incorporated Prospect General Insurance Agency, Inc., now known as Palomar Insurance Agency, Inc. (“PIA”), which underwrites specialty insurance products on behalf of third-party insurance companies.

In 2020, we received regulatory approval for and capitalized PESIC. PESIC is domiciled in the State of Arizona and licensed in Arizona to write surplus lines business on a nationwide basis across our existing lines of business.

In 2023, we formed Palomar Underwriters Exchange Organization, Inc. (“PUEO”), a Delaware-incorporated management company that serves as the attorney-in-fact to Laulima Exchange (“Laulima”), a Hawaii domiciled reciprocal exchange.

In January 2025, we completed the acquisition of First Indemnity of America Insurance Co. (“FIA”), a New Jersey-domiciled insurance carrier specializing in surety bonds. In April 2025, we completed the acquisition of substantially all of the assets and assumed certain liabilities of AAP, a Texas-domiciled managing general agent specializing in crop insurance. In connection with the AAP acquisition, we formed Palomar Crop Insurance Services, Inc. (“PCIS”), a Delaware-incorporated insurance management company focused on crop insurance.

In January 2026, we completed the acquisition of The Gray Casualty & Surety Company (“Gray Surety”), a Treasury-listed surety carrier specializing in contract bonds for mid-sized and emerging contractors across the United States.

Our Products

We provide personal and commercial specialty insurance products in our target markets. With the goal of giving customers better options, we designed an analytical framework intended to support the development of flexible products with innovative coverages and pricing that we believe better reflects the underlying risk. Using this framework, we initially introduced Residential and Commercial Earthquake products in 2014 and have subsequently expanded our product portfolio to cover multiple specialty risks in the United States. We have grown our business by entering markets that exhibit one or more of the following attributes: (i) can generate targeted risk-adjusted returns and enhance the diversity of our specialty product portfolio, (ii) can benefit from our technology platform, data analytics and customer centric products, and/or (iii) allow us to leverage our existing underwriting talent, reinsurance expertise and/or distribution relationships.

Our lines of business include: Earthquake, Casualty, Inland Marine and Other Property, Crop, and Fronting. We aim to develop a diversified specialty portfolio with exposure spread across geographic regions with limited correlation. Although our largest exposure is in California, we write business across the United States. We tailor our risk participation to optimize our returns depending on the conditions of specific markets. In total, we are licensed as an admitted insurer in 50 total states. The following tables show gross written premiums (“GWP”) by state and product for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$626,399	30.9%	$668,635	43.4%	$600,791	52.6%
Texas	160,639	7.9%	124,416	8.1%	95,517	8.4%
Florida	96,764	4.8%	67,008	4.3%	47,595	4.2%
Hawaii	92,585	4.6%	72,558	4.7%	47,388	4.2%
Washington	70,188	3.4%	57,900	3.8%	49,494	4.3%
New York	68,119	3.4%	38,919	2.5%	18,424	1.6%
Illinois	54,406	2.7%	20,901	1.4%	22,340	2.0%
Colorado	39,384	1.9%	20,149	1.3%	8,628	0.8%
Other	819,768	40.4%	471,476	30.5%	251,381	21.9%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$1,141,558	100.0%

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Earthquake	$571,373	28.2%	$522,864	33.9%	$436,897	38.3%
Casualty	542,949	26.8%	235,592	15.3%	90,388	7.9%
Inland Marine and Other Property	446,184	22.0%	334,079	21.7%	250,022	21.9%
Crop	247,547	12.2%	116,239	7.5%	12,110	1.1%
Fronting	220,199	10.8%	333,188	21.6%	352,141	30.8%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$1,141,558	100.0%

Our five product lines are summarized as follows:

Earthquake

We offer Residential and Commercial Earthquake products on both an admitted and E&S basis. Our Residential Earthquake products insure against home damage, contents, appurtenant structures, and temporary housing costs following an earthquake. Our products are designed with flexibility, offering a variety of deductible options and customizable coverage limits. We aim to attract customers who haven't previously purchased earthquake insurance. Our pricing model, based on data from top catastrophe models, allows us to accurately assess and price risks at the ZIP code or geocode level. Unlike competitors who use broad pricing zones, we factor in regional differences like soil types, liquefaction risk, and proximity to fault lines. This approach helps us offer more precise rates and may result in lower rates, especially in low-risk areas with historically low earthquake insurance uptake. Our Commercial Earthquake products focus on providing coverage for benign commercial risks where the business interruption exposure is generally less than 15% of the total insured value (“TIV”). We generally avoid risks where the contents are hard to value or represent a disproportionate percentage of the value.

Casualty

Our Casualty products are offered on an admitted and E&S basis. We primarily focus on niche segments of the Casualty market including E&S Casualty, Primary Casualty, Real Estate Agent Errors and Omissions, Excess Liability, Environmental Liability, and Surety coverages written directly and through program administrators. We utilize experienced underwriters and thorough actuarial review to optimize our pricing, terms and conditions, limits, and attachment points.

Inland Marine and Other Property

Our Inland Marine and Other Property products include Inland Marine, Hawaii Hurricane, Excess National Property, Residential Flood, and other property products. These products are written on an admitted and on an E&S basis directly and through program administrators. Policy limits vary by product; however, our E&S offerings are designed to target larger limit business and do not directly compete with our admitted offerings. We believe the flexibility of these products enables us to compete in select market segments and price risk appropriately.

Crop

Our Crop insurance products are comprised primarily of multi-peril crop insurance offered in connection with the U.S. Department of Agriculture's Risk Management Agency and designed to cover revenue shortfalls or production losses due to natural causes such as drought, hail, and wind. We currently write Crop insurance with a focus on limiting exposure to any single region. We also offer Livestock and Private Product Crop solutions.

Fronting

Our Fronting products offer reinsurers, insurance carriers, and managing general agents the ability to utilize our licensed admitted and E&S insurance companies to design and operate customized insurance programs. We issue insurance policies for other insurance companies that may not have the licensure, product suite or rating to serve their desired markets, or for programs supported by reinsurance or alternative capital providers. In addition, we enter fronting arrangements with program administrators that require a broadly licensed, highly rated carrier to conduct business in certain states.

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

Wholesale Brokers: We distribute our commercial lines products primarily through wholesale brokers. Wholesale brokers are an important channel for commercial insurance products as they place a significant portion of the premium in these segments. We target brokers with experience serving our specialty markets and with business plans consistent with our strategy and underwriting objectives. Brokers are expected to demonstrate an ability to produce both the quality and quantity of business that we seek. To assist with this goal, our underwriters regularly visit with brokers to market and discuss the products we offer.

Program Administrators: Within select lines of business, we partner with program administrators to harness the efficiency and scale of their existing marketing and distribution infrastructures. In some cases, policies bound by our program administrators are pre-underwritten using pricing models that we have developed and are programmed into the policy administration system of those partners. For business that is not automatically underwritten, we establish strict underwriting guidelines to which our partners must adhere. We audit the underwriting, systems, financial strength and reporting capabilities of all of our program administrators on a regular basis.

Carrier Partnerships: Given our unique specialty focus and underwriting expertise, we are a carrier of choice for other insurance companies seeking a specialty insurance partner to act as a fronting carrier, transfer certain classes of risk, satisfy insurance department mandatory offer requirements or provide a more comprehensive risk solution to their customers. As of December 31, 2025, we maintained partnerships with over 35 insurance companies. Several carriers have invited us to provide a companion offer for residential earthquake insurance alongside their homeowners’ insurance policy offerings. Other carriers will direct their captive agents to our online system so that they may quote, bind and issue policies directly. Finally, we offer assumed reinsurance arrangements to carriers whereby we may assume up to 100% of the underlying risk for specific classes of business in exchange for a ceding commission. Our assumed reinsurance treaties represent risks that we would ordinarily underwrite on a primary basis and/or that align with our risk tolerance, however, the cedant either (i) has already written these policies or (ii) the cedant wants to issue the policies on its paper but not retain any of the risk and as such prefers an assumed reinsurance partnership. We believe that our carrier partnerships with sophisticated industry participants speak to the value and quality of our products, service offering and systems. Furthermore, carrier partnerships represent a highly scalable distribution model as they enable us to tap into a sizable customer base and to quickly build scale in new markets. With all partnerships, we review pricing at the policy level to ensure that the risk characteristics of both new and assumed business are consistent with our underwriting of direct business.

Underwriting

Our underwriting team combines comprehensive data analysis with experienced underwriting techniques to build a profitable, stable and diversified book of business. Our underwriting process involves securing an adequate level of underwriting information, classifying and evaluating each individual risk exposure, assessing the impact of the risk upon our existing portfolio, and pricing the risk accordingly. Our overarching underwriting philosophy is ‘to write what we know’, a straightforward approach that allows our underwriters to focus on business they understand and can process quickly without sacrificing diligence and attention to detail.

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

Personal lines policies are issued via automated underwriting. Using our predefined underwriting guidelines, distribution partners can rapidly quote and bind lower-limit accounts via automated processing. We believe that automated underwriting of personal lines policies improves efficiency, reduces errors, and enhances the customer experience.

Since commercial lines risks involve additional complexity and generally do not lend themselves to highly automated underwriting, we combine robust risk analysis and data collection with underwriter expertise to evaluate individual risks and to quote business efficiently. We regularly audit data gathered during our underwriting process to assess the accuracy of rating information and pricing inputs. For example, we often inspect properties as part of our underwriting process to discover unrepaired damage and identify any other conditions that affect the insurability of the property. Similarly, our casualty products are subject to extensive risk analysis, including review by experienced underwriters, thorough actuarial review, fostering broker relationships to obtain complete underwriting information, and accurately assessing and quantifying loss exposures to inform pricing, terms and conditions, limits, and attachment points. Our underwriters bring specific line of business experience including underwriting expertise, distribution relationships, and support from the reinsurance community while collaborating closely with our actuarial team on pricing. In addition, we continue to invest in technology to streamline inspections and other components of the underwriting process.

We apply disciplined underwriting principles when selecting program administrator partners. We proactively engage with our program managers to create specific underwriting guidelines and techniques. We regularly conduct underwriting, claims, and financial audits to ensure consistent execution upon underwriting guidelines, claims processing and compliance with regulatory requirements.

Ongoing risk management of our portfolio in aggregate is a critical component of our underwriting process. We use third-party catastrophe modeling software to monitor our ongoing risk exposure. We regularly review the output of these models to evaluate the geographic spread of our risk, including the evaluation of AAL and PML by line of business and for the portfolio as a whole. This review enables us to monitor our exposure to correlated risks and optimize the design and pricing of our reinsurance program including the purchase of appropriate reinsurance coverage.

Claims Management

Claims are overseen by our in-house claims team, led by our Chief Claims Officer. To supplement our in-house team, we outsource part of our claims handling infrastructure to third-party administrators (“TPAs”). We currently contract with multiple TPAs to limit reliance on any single TPA and to access vendor expertise in specific lines of business. Our Chief Claims Officer is responsible for overseeing our TPAs, including the management of catastrophe event preparation, loss reserves, claim evaluation, arbitration, mediation, and settlement. Claims are reported directly to us and the applicable TPA, which adheres to agreed upon service level standards.

In the case of a catastrophe event, our technology infrastructure and data analytics enable us to identify potentially affected policies promptly and begin assisting our customers by notifying our TPAs, our reinsurance partners and other potentially impacted parties. Contracting with a network of TPAs improves our ability to mobilize claims adjusters immediately to the areas where our customers are most affected and helps insulate us from the “demand surge” following a catastrophe event. To prepare for a potential catastrophe event, we run simulations and work closely with our TPAs to ensure there are dedicated desk and field adjusters to handle the volume of claims that would be expected in each loss scenario. Using each earthquake and hurricane scenario, we project losses and identify an individualized and optimized catastrophe response plan for each event.

We review claims files and claims reports from our TPAs for accuracy and reasonableness on an ongoing basis. We review claims received from our TPAs to validate coverage, limits, and deductibles prior to making payment. In addition, we have certain managerial requirements of our TPAs around notification, reserve approval, payment management, correspondence with insureds, timeliness, regulatory compliance, and reports for all claims in excess of the claims analyst’s authority. We also monitor possible litigation and litigation trends associated with our claims.

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

In addition to reinsurance from traditional reinsurers, we utilize collateralized protection via catastrophe bonds. We currently have $1.2 billion of multi-year indemnity-based reinsurance coverage for earthquake events, all issued through Torrey Pines Re Ltd, a Bermuda-domiciled special purpose insurer. Our latest bond, a $525 million 144A issuance, became effective on June 1, 2025.

Our largest single XOL reinsurer, excluding Torrey Pines Re, comprises 5.9% of the total catastrophe XOL reinsurance limit we have in effect. The table below reflects the ratings of our largest individual reinsurers.

Reinsurer Ratings	A.M Best	S&P
Torrey Pines Re, LTD	Collateralized	Collateralized
Houston Casualty Company	A++	A+
Fidelis Insurance Bermuda	A	A-
Hannover Ruck	A+	AA-
Arch Reinsurance, Ltd.	A+	AA-
Ariel Re BDA, Ltd obo Lloyds Syndicate 1910	A+	AA-
Hannover Re (Bermuda) Limited	A+	AA-
Lloyds Syndicate 1084 - Chaucer	A+	AA-
Partner Reinsurance Company Ltd	A+	A+
Swiss Reinsurance America	A+	AA-

Catastrophe XOL Reinsurance Coverage

As of December 31, 2025, our catastrophe event retention is $20.0 million for earthquake events and $11.0 million for hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735.0 million with a retention of $1.5 million. Our reinsurance coverage exhausts at $3.1 billion for earthquake events and $100.0 million for continental U.S. hurricane events, providing coverage in excess of our 1:250 year peak zone PML and in excess of our A.M. Best threshold. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250 year PML for our other lines. As of December 31, 2025, our first event retention represented approximately 3.3% of our stockholders’ equity.

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

We believe our current reinsurance program provides coverage well in excess of our theoretical losses from any recorded historical event. The below table shows the PML from selected historical catastrophe events, all of which are less than the amount covered by our current catastrophe reinsurance program. Should an event equivalent to one of these historical events recur, our hypothetical net loss before any tax effect would be capped at our current net retention of $20.0 million for earthquake events or $11 million for hurricane events and all other perils.

12/31/2025
Historical Event	modeled PML
($ millions)
CA 1906 San Francisco M7.8	$2,414
CA 1994 Northridge M6.7	1,852
CA 1971 San Fernando M6.7	953
CA 1868 Hayward M7.0	880
NM 1811‑12 sequence M7.8	775
HI 1992 Hurricane Iniki	774
NW 1949 Puget Sound M7.1	588
CA 1857 Fort Tejon M7.9	518
CA 1933 Long Beach M6.4	518
NW 1965 Puget Sound M6.5	251

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

Program Specific Reinsurance Coverage

In addition to our catastrophe XOL coverage, we purchase reinsurance for specific programs in order to control our net exposure for any single risk, manage our exposure to attritional losses and improve our economics through ceding a portion of the risk to reinsurers in exchange for a ceding commission which generates fee income. We purchase program specific reinsurance, consisting primarily of quota share coverage, for certain lines of business with an attritional loss component such as Inland Marine and Casualty. We also utilize a combination of XOL and quota share reinsurance to provide coverage for our Flood, Inland Marine, Surety and Crop products. Specific to our Crop portfolio, we purchase private reinsurance coverage which is applied to premiums and liabilities net of the inuring protection afforded by the Standard Reinsurance Agreement provided via the Federal Crop Insurance Corporation.

Technology

Our integrated technology systems are integral to our business operations as they enable us to offer quality and timely service to our policyholders and producers, communicate seamlessly with reinsurers and partner carriers, and run our business more efficiently and cost effectively. Our systems offer greater ease of use to distribution partners and provide seamless integration between our pricing models, quoting tools, policy administration systems and portfolio analytics databases. Our proprietary operating platform is based on applications licensed from multiple third-party software vendors. We have invested significantly in customizing, building on top of, and extending these applications to increase automation and enhance efficiency. We have dedicated in-house software developers as well as external resources. Our internally developed PASS provides producers with direct access to certain retail and wholesale distributed products including Residential Earthquake and Hawaii Hurricane. PASS also serves as the administration system for select policy data and the access point for business written through direct personal lines partnerships. PASS enables the effective use of predefined underwriting, providing efficiency and optimization to our production partners and real-time transparency in underwriting and aggregate management. Our software development team develops programming interfaces where applicable so that partner carriers and distribution partners can seamlessly access our system.

Our pricing models are based on the most recent versions of catastrophe models from industry-leading vendors and our internal expertise. For certain products where limited models are available, we have worked directly with the vendors to develop proprietary models. We update our pricing models as new versions are released, which mitigates our exposure to changes in our business following industry-wide model changes. For personal lines products issued through automated underwriting, our pricing models integrate directly into our policy administration system as well as the systems of program administrator partners. Since our commercial lines products do not lend themselves to highly automated underwriting, we have built a customized operating platform that our underwriters use to evaluate risk and to efficiently quote business. Our custom application platform seamlessly integrates policy administration, billing, and maintenance.

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

Reserves

When a claim is reported to us or when an insured event occurs, we establish loss reserves to cover our estimated ultimate losses under all insurance policies that we underwrite, and loss adjustment expenses relating to the investigation and settlement of policy claims. These reserves include estimates of the cost of the claims reported to us (case reserves) and estimates of the cost of claims that have been incurred but not yet reported (“IBNR”) and are net of estimated related salvage, subrogation recoverables and reinsurance recoverables. Reserves are estimates involving actuarial projections of the expected ultimate cost to settle and administer claims at a given time, but are not expected to represent precisely the ultimate liability. Estimates are based upon past loss experience modified for current trends as well as prevailing economic, legal and social conditions. Such estimates will also be based on facts and circumstances then known, but are subject to significant uncertainty based on the outcome of various factors, such as future events, future trends in claim severity, inflation and changes in the judicial interpretation of policy provisions relating to the determination of coverage.

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

The following tables present the development of our ultimate losses by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
	Calendar Year					Development- (Favorable) Unfavorable
Accident Year	2022	2023	2024	2024 FIA (1)	2025	2022 to 2023	2023 to 2024	2024 to 2025
	($ in thousands)
Prior	$651,669	$615,869	$599,103	$5,269	$596,360	$(35,800)	$(16,766)	$(8,012)
2023		334,520	308,049	27	294,978	—	(26,471)	(13,098)
2024			537,646	1,772	503,769	—	—	(35,649)
2025					658,007	—	—	—
						$(35,800)	$(43,237)	$(56,759)

	Net Ultimate Loss and LAE
	Calendar Year					Development- (Favorable) Unfavorable
Accident Year	2022	2023	2024	2024 FIA (1)	2025	2022 to 2023	2023 to 2024	2024 to 2025
	($ in thousands)
Prior	$218,202	$220,431	$219,724	$5,269	$224,670	$2,229	$(707)	$(323)
2023		70,346	68,015	(253)	64,388	—	(2,331)	(3,374)
2024			137,850	1,772	123,548	—	—	(16,074)
2025					248,365	—	—	—
						$2,229	$(3,038)	$(19,771)

(1)
This column includes the acquired FIA balances. As the FIA acquisition occurred on January 1, 2025, these balances are excluded from the 2023-2024 development calculations.

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

Our cash and invested assets consist of fixed maturity securities, short-term investments, cash and cash equivalents, mutual funds, exchange traded funds and equity securities. We also have a small portion of our portfolio invested in limited partnerships and livestock derivative instruments, including livestock put options, which are classified as other investments on our consolidated balance sheet. Our fixed maturity securities are classified as “available-for-sale” and are carried at fair value with unrealized gains and losses on these securities reported, net of tax, as a separate component of accumulated other comprehensive income (loss). Our equity investments are measured at fair value with changes in fair value recognized in net income. Fair value generally represents quoted market value prices for securities traded in the public market or prices analytically determined using bid or closing prices for securities not traded in the public marketplace. Our other investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. Short-term investments are reported at cost and include investments that are both readily convertible to known amounts of cash and have maturities of 12 months or less upon acquisition by us.

Our investment securities available totaled $1.4 billion and $987.7 million at December 31, 2025 and 2024 respectively, and are summarized as follows:

	Fair	% of Total
December 31, 2025	Value	Fair Value
Fixed maturities:
U.S. Governments	$23,587	1.7%
U.S. States, Territories, and Political Subdivisions	18,862	1.4%
Special revenue excluding mortgage/asset‑backed securities	17,465	1.3%
Corporate and other	608,235	45.0%
Mortgage/asset‑backed securities	556,038	41.2%
Total fixed maturities	$1,224,187	90.6%
Equity securities	99,333	7.3%
Other investments	28,503	2.1%
Total investments	$1,352,023	100.0%

	Fair	% of Total
December 31, 2024	Value	Fair Value
Fixed maturities:
U.S. Governments	$32,806	3.3%
U.S. States, Territories, and Political Subdivisions	9,778	1.0%
Special revenue excluding mortgage/asset‑backed securities	26,634	2.7%
Corporate and other	475,491	48.2%
Mortgage/asset‑backed securities	394,337	39.9%
Total fixed maturities	$939,046	95.1%
Equity securities	40,529	4.1%
Equity method investment	2,277	0.2%
Other investments	5,863	0.6%
Total investments	$987,715	100.0%

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

Competition

The specialty insurance industry is highly competitive. While we currently target specialty markets, some of our competitors have greater resources than we do. Our primary competitors include national specialty insurance companies, including Kinsale Capital Group, Inc., RLI Corp., Skyward Specialty Insurance Group, Inc., W.R. Berkley, and Bowhead Specialty Holdings Inc. As an Approved Insurance Provider (“AIP”), we compete with 11 other insurance carriers in the federal crop market, including The Chubb Corporation and American Financial Group, Inc. We also compete with Lloyd’s of London in some of our lines. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority and the National Flood Insurance Program. We may also compete with new market entrants in the future. Competition is based on many factors, including the reputation and experience of the insurer, coverages offered, pricing and other terms and conditions, customer service, relationships with brokers and agents (including ease of doing business, service provided and commission rates paid), size and financial strength ratings, among other considerations.

Ratings

Our insurance company subsidiaries, PSIC, PESIC, and FIA each has a rating of “A” (Excellent) (Outlook Stable) from A.M. Best, which rates insurance companies based on factors of concern to policyholders. A.M. Best currently assigns 16 ratings to insurance companies, which currently range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. “A” (Excellent) (Outlook Stable) is the third highest rating. In evaluating a company’s financial and operating performance, A.M. Best reviews the company’s profitability, leverage and liquidity, as well as its book of business, the adequacy and soundness of its reinsurance, the quality and estimated market value of its assets, the adequacy of its loss and loss expense reserves, the adequacy of its surplus, its capital structure, the experience and competence of its management and its market presence. A.M. Best’s ratings reflect its opinion of an insurance company’s financial strength, operating performance and ability to meet its obligations to policyholders. These evaluations are not directed to purchasers of an insurance company’s securities.

Laulima has a rating of “A” (Exceptional) from Demotech, which rates insurance companies on their financial stability.

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

Regulation of insurance companies constantly changes as governmental agencies and legislatures react to real or perceived issues. In recent years, the state insurance regulatory framework has come under increased federal scrutiny, and some state legislatures have considered or enacted laws that alter and, in many cases, increase, state authority to regulate insurance companies and insurance holding company systems. Further, the NAIC and some state insurance regulators are re-examining existing laws and regulations specifically focusing on issues relating to the solvency of insurance companies, interpretations of existing laws and the development of new laws. Although the federal government does not directly regulate the business of insurance, federal initiatives often affect the insurance industry in a variety of ways. In addition, the Federal Insurance Office (the “FIO”) was established within the U.S. Department of the Treasury by the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) in July 2010 to monitor all aspects of the insurance industry, although FIO has no express regulatory authority over insurance companies or other insurance industry participants.

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

Human Capital

We believe our greatest asset is our talent. As of December 31, 2025, we employed 439 team members. During 2025, our workforce increased by approximately 74% compared to the prior year, which included the addition of approximately 80 team members through acquisitions.

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

Compensation, Health and Well Being

We offer fair, competitive compensation and benefits to support our team members overall well-being. Our compensation programs include base pay, annual incentive compensation and long-term equity-based compensation. In 2025, 100% of our workforce received equity awards and participated in our annual cash bonus plan, including all hourly personnel. We offer team members a comprehensive and leading benefits program that includes a holistic approach to health and wellness. We regularly benchmark programs to ensure our team has access to industry-leading benefits to address all aspects of well-being — physical and mental health, family care, financial support, and community engagement.

We believe in pay transparency and we include base pay ranges in all our job listings. Additionally, we voluntarily disclose our base pay ranges to all our internal employees for the roles they hold.

Talent Development

We provide numerous training opportunities for our team members, with a focus on personal and professional development. We utilize “Coaching for Performance” methodologies to manage performance, provide feedback and develop talent. Our talent development programs provide team members resources to achieve career goals and build leadership skills. We encourage all team members to take advantage of company supported learning opportunities that help broaden industry and functional knowledge to help them excel in their current roles as well as advance their overall career objectives. We believe in the dynamic allocation of talent, and therefore we encourage interested team members to explore functions outside their current role. To support this belief, we provide a $3,000 per annum tuition and/or certification reimbursement for ongoing development. Lastly, we have a methodical approach to talent development, offering organizational advancement and mentoring services to all team members regardless of position or title. In 2025, 21% of our workforce was promoted or moved into new positions.

During the third quarter of 2025, our team members completed an engagement survey, and we received an 85% response rate, and a 85% overall engagement score. Consistent with historical practice, we use the responses and learnings from this survey to inform our future talent management strategies. Additionally, the Company has been recognized as a top workplace for four consecutive years.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties. These risks include, but are not limited to, the following:

Risks Related to Our Business and Industry:

•
Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders’ equity, particularly if such events occur with greater frequency or severity than historical experience, and could limit our ability to underwrite new insurance policies;
•
Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations;
•
Our loss reserves are established based on estimates and assumptions, which may be inadequate to cover actual incurred losses, including as a result of changes in claims severity, litigation trends, or other loss development, which could have a material adverse impact on our results of operations and financial condition;
•
We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire or on terms that are commercially acceptable and adequately protect us, including due to volatility in reinsurance market conditions, and this inability may materially adversely affect our business, financial condition and results of operations;
•
Our risk management and loss limitation methods, including estimates and models, which rely on assumptions and historical data, may fail to adequately manage our exposure to losses from catastrophe events or other underwriting risks, and our losses could be materially higher than our expectations;
•
Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments, including regulatory constraints on pricing, underwriting actions, and the timing or approval of rate changes;
•
We rely on a select group of brokers and program administrators, and such relationships may not continue or may not perform as expected;
•
There is intense competition for business in our industry, which may result in pricing pressure, reduced underwriting margins, or changes in market share;
•
Volatility in crop prices, as a result of weather conditions or other events, could adversely impact the performance of our crop insurance business and our results of operations;

Risks Related to the Economic Environment:

•
Adverse economic factors, including recession, inflation, periods of high unemployment or lower economic activity could affect insurance demand, loss activity, investment returns, and our growth and profitability;
•
Changes in global trade policies, including the imposition of tariffs, along with broader economic uncertainty, could contribute to financial market volatility, interest rate fluctuations, and disruptions to the sectors we insure;

Risks Related to Technology:

•
The failure or disruption of our information technology and telecommunications systems could adversely affect our business;
•
Security breaches or cyber-attacks could expose us to liability and damage our reputation and business;
•
The growth and evolution of artificial intelligence (AI) may impact our business and operations;

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

Risks Related to Our Business and Industry

Claims arising from unpredictable and severe catastrophe events, including those caused by global climate change, could reduce or eliminate our earnings and stockholders’ equity, particularly if such events occur with greater frequency or severity than historical experience, and could limit our ability to underwrite new insurance policies.

Our insurance operations expose us to claims arising from unpredictable catastrophe events, such as earthquakes, hurricanes, droughts, windstorms, floods, wildfires, and other severe events. We have incurred significant losses from catastrophe events multiple times in our history and we may incur significant losses from future catastrophe events. The actual occurrence, frequency and magnitude of such events are uncertain. While there can be no certainty surrounding the timing and magnitude of earthquakes, some observers believe that significant shifts in the tectonic plates, including the San Andreas Fault, may occur in the future. Over the past several years, changing weather patterns and climatic conditions, such as global warming, have added to the unpredictability and frequency of natural disasters in certain parts of the world, including the markets in which we operate. Climate change may contribute to increased frequency, severity or geographic concentration of extreme weather events. This effect has led to conditions in the ocean and atmosphere, including warmer-than-average sea-surface temperatures and low wind shear that increase hurricane activity. Hurricane activity typically increases between June and November of each year, though the actual occurrence and magnitude of such events is uncertain. The occurrence of a natural disaster or other catastrophe loss could materially adversely affect our business, financial condition, and results of operations. These events could impact our business even where we do not have insured exposure, such as the 2025 California wildfires, as homes and businesses lost due to such events may cancel or not renew their policies with us. Additionally, any increased frequency and severity of such weather events, including hurricanes, could materially impair our ability to accurately predict, quantify, reinsure and manage catastrophe risk and may materially increase our losses.

The extent of losses from catastrophes is a function of both the frequency and severity of the insured events and the total amount of insured exposure in the areas affected. The frequency and severity of catastrophes are inherently unpredictable and the occurrence of one catastrophe does not make the occurrence of another catastrophe more or less likely. Increases in the replacement cost of insured property due to higher material and labor costs, increases in concentrations of insured property, and changes in cyclical weather patterns may increase the severity of claims from catastrophe events in the future. Claims from catastrophe events could reduce our earnings and cause substantial volatility in our results of operations for any fiscal quarter or year, which could materially adversely affect our financial condition, possibly to the extent of eliminating our total stockholders’ equity. Our ability to underwrite new insurance policies could also be materially adversely impacted as a result of corresponding reductions in our capital. In addition, a natural disaster could materially impact the financial condition of our policyholders, resulting in loss of premiums.

Our reinsurance coverage currently exhausts at $3.1 billion for earthquake events and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. Our catastrophe event retention is currently $20 million for earthquake events and $11 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods, increase retentions or reduce available limits, or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

Our reinsurers may not pay claims on a timely basis, or at all, which may materially adversely affect our business, financial condition, and results of operations.

Our ability to grow our business is dependent in part on our ability to secure reinsurance for a substantial portion of the risk associated with our policies. Although reinsurance makes the reinsurer liable to us to the extent the risk is transferred or ceded to the reinsurer, it does not relieve us (the ceding insurer) of our primary liability to our policyholders. While our current reinsurance program is designed to limit our risk retention, in the event of a major catastrophe, our reinsurers may not pay claims made by us on a timely basis, or they may not pay some or all such claims.

In addition, reinsurers may default in their financial obligations to us as the result of insolvency, lack of liquidity, operational failure, fraud, asserted defenses based on agreement wordings or the principle of utmost good faith, asserted deficiencies in the documentation of agreements, or other reasons. Any disputes with reinsurers regarding coverage under reinsurance contracts could be time consuming, costly, and subject to uncertain outcomes. If a catastrophe event were to occur and our reinsurers were unable to satisfy their commitments to us, we may be unable to satisfy our policyholder liabilities which would adversely impact our results of operations and financial condition. We evaluate each reinsurance claim based on the facts of the case, historical experience with the reinsurer on similar claims and existing case law and consider including any amounts deemed uncollectible from the reinsurer in a reserve for uncollectible reinsurance. As of December 31, 2025, we had $468.7 million of aggregate reinsurance recoverables.

Our loss reserves are established based on estimates and assumptions, which may be inadequate to cover actual incurred losses, including as a result of changes in claims severity, litigation trends, or other loss development, and could have a material adverse impact on our results of operations and financial condition.

The reserve for losses and loss adjustment expenses represents our estimated ultimate cost of all reported and unreported losses and loss adjustment expenses incurred and unpaid at the balance sheet date. We seek to establish adequate reserves; however, our ultimate liability may be greater than our estimate.

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid and industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures.

We are subject to uncertainties which impact the adequacy of our reserves. For example, when we write “occurrence” policies, we are obligated to pay covered claims, up to the contractually agreed amount, for any covered loss that occurs while the policy is in force. Accordingly, claims may arise in years after a policy has lapsed. In addition, there may be significant reporting lags between the occurrence of an insured event and the time it is actually reported to us and additional lags between the time of reporting and final settlement of any claims. Consequently, estimates of loss associated with specified claims can increase as new information emerges, which could cause the reserves for such claims to become inadequate.

Our reserves are driven by several important factors, including litigation and regulatory trends, legislative activity, climate change, social and economic patterns, and claims inflation assumptions. Our reserve estimates reflect current inflation in legal claims’ settlements and assume we will not be subject to losses from significant new legal liability theories. Our reserve estimates are based on current regulatory and legislative environments and assume that there will not be significant changes in the regulatory and legislative environment. The impact of potential changes in the regulatory or legislative environment is difficult to quantify in the absence of specific, significant new regulation or legislation. In the event of significant new regulation or legislation, we will attempt to quantify its impact on our business, but no assurance can be given that our attempt to quantify such inputs will be accurate or successful.

If our loss reserves should prove to be inadequate, we will be required to increase our reserves resulting in a reduction in our net income and stockholders’ equity in the period where the inadequacy is identified. Material increases to our reserves may impact our liquidity, our financial rating, and our ability to comply with debt covenants.

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in this Annual Report on Form 10-K.

We may be unable to purchase third-party reinsurance or otherwise expand our catastrophe coverage in amounts we desire or on terms that are commercially acceptable and adequately protect us, including due to volatility in reinsurance market conditions, and this inability may materially adversely affect our business, financial condition and results of operations.

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

If we are unable to renew our expiring reinsurance contracts on acceptable terms or expand our reinsurance coverage through traditional reinsurers, catastrophe bonds, or alternative risk transfer arrangements, our loss exposure may increase, which would increase our potential losses related to catastrophe or non-catastrophe events. If we are unwilling to bear an increase in loss exposure, we may have to reduce our written premiums. These outcomes could adversely affect our business, financial condition, and results of operations.

In addition, as we grow our written premiums and enter new lines of business we will seek new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms in order to manage the risks associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business could negatively impact our ability to grow our written premiums and maintain our desired level of profitability.

Many reinsurance companies have increasingly excluded certain coverages from, or altered terms in, our reinsurance contracts with them. As a result, we, like other insurance companies, write insurance policies which to some extent do not have the benefit of reinsurance protection. These gaps in reinsurance protection expose us to greater risk and greater potential losses.

We utilize several risk management and loss limitation methods, including reliance on estimates and models. If these methods fail to adequately manage our exposure to losses from catastrophe events and other underwriting risks, our losses could be materially higher than our expectations, and our business, financial condition, and results of operations could be materially adversely affected.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and creditworthiness of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of December 31, 2025, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”) and First Indemnity of America Insurance Co. (“FIA”) .

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

Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments, including regulatory constraints on pricing, underwriting actions, and the timing or approval of rate changes.

Our policyholders and insurance risks are currently concentrated in California, which generated 43% of our gross written premiums for the year ended December 31, 2024 and 31% for the twelve months ended December 31, 2025. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe may cancel or not renew our policies following such events. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also have a negative impact on our business.

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

In particular, our future success is substantially dependent on the continued service of our Founder, Chief Executive Officer and Chairman, Mac Armstrong, our Chief Financial Officer, Christopher Uchida and our President, Jon Christianson, and other members of our senior management team. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue or may not perform as expected.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationship with our brokers or program administrators may be discontinued or materially modified at any time. Even if the relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Residential Earthquake, Commercial Earthquake, and Fronting products through relationships with certain program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2024, our largest program administrator distributed $403.4 million or 26.2% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2024.

For the twelve months ended December 31, 2025, our largest program administrator distributed $411.0 million or 20.3% of our gross written premiums and our second largest program administrator distributed $237.3 million or 11.7% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the twelve months ended December 31, 2025.

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

Competition for business in our industry is intense, which may result in pricing pressure, reduced underwriting margins, or changes in market share.

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, technological, and other resources than we do. Some of these competitors also have longer operating history and more market recognition than we do in certain lines of business. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program, and the Texas Wind Insurance Association. If the CEA decided to provide coverage to non-CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement or maintain technology systems and processes that are competitive with those of larger insurers.

Competition in the insurance industry is based on many factors, including price of coverage, the general reputation and perceived financial strength of the company, relationships with brokers, terms and conditions of products offered, ratings assigned by independent rating agencies, speed of claims payment, and the experience and reputation of the members of our underwriting team in the particular lines of insurance and reinsurance we seek to underwrite. In recent years, the insurance industry has undergone increasing consolidation and capital inflows, which may further intensify competition and pricing pressure.

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

Most of our insurance policies are written for a one‑year term. In our financial forecasting process, we make assumptions about renewal rates, pricing, and retention of our prior year’s policies. The insurance and reinsurance industries have historically been cyclical, with periods of intense competition often driven by excess capital leading to pricing pressure. If actual renewals do not meet expectations or if we choose not to write a renewal because of pricing conditions, our written premium in future years and our future operations would be materially adversely affected. In addition, the volume of fronting premiums written may vary significantly from period to period due to the initiation, expansion, or termination of large fronting partnerships.

Our failure to accurately and timely evaluate and pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to pay claims accurately and timely, including the training and experience of our claims representatives, our third-party claims administrators (“TPAs”), the effectiveness of our management, our ability to develop or select and implement appropriate procedures and systems to support our claims functions and adequacy of our claims management controls and oversight. Our failure to evaluate and pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace and materially and adversely affect our business, financial condition, results of operations, and prospects.

If we do not manage our TPAs effectively, or if our TPAs are unable to effectively manage our volume of claims, our ability to manage our claims workload could be adversely affected. In addition to potentially requiring that growth be slowed in the affected markets, our business could suffer from decreased quality of claims handling, which could adversely affect our results of operations.

We may act based on inaccurate or incomplete information regarding the accounts we underwrite.

We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries and take other steps to validate or supplement the information provided, we may make underwriting and pricing decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding extent of the risks that we insure because of our reliance on inadequate or inaccurate information.

We may change our underwriting guidelines or business strategy without stockholder approval.

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

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, claims experience, availability and cost of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or debt financing may not be available, or may only be available on unfavorable terms. Equity financings would result in dilution to our stockholders. Debt financings could subject us to covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

We may not be able to manage our growth effectively.

Our employee base has approximately doubled in the last twelve months, including additions by acquisition. In addition, we intend to continue to grow our business in the future, which could require additional capital, technology development, and skilled personnel. To grow effectively, we must be able to meet our capital needs and expand our systems, technology, and internal controls in a timely and effective manner. We also must allocate our human resources optimally, including identifying, hiring, and retaining qualified employees, and effectively integrating the operations, systems, and personnel of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

We face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, and markets.

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. For example, we recently completed the acquisition of Gray Surety in January 2026 and the acquisitions of FIA and AAP in 2025. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, have adequate access to financing and the ability to finance acquisitions on acceptable terms, and successfully integrate them into our existing businesses. We may not realize the anticipated benefits of acquisitions we have completed or may complete in the future, and we may not be able to incorporate any acquired lines of business with our existing operations, or integrate personnel from the acquired businesses, in which case our business, financial condition and results of operations could be harmed.

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

Our operating results have varied from quarter to quarter and may not be indicative of our long‑term prospects.

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

Our Credit Agreement contains restrictions and covenants that limit our operating flexibility, and any debt borrowed under our Credit Agreement exposes us to additional risk and may adversely affect our financial condition and future financial results.

We have entered into a Credit Agreement (the “Credit Agreement”) with certain lenders that provides for revolving and term loan credit facilities. Borrowings under the Credit Agreement may impact our business and financial condition by:

•
Requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including investing, and paying claims and operating expenses and;
•
Exposing us to interest rate risk since the interest rate in the Credit Agreement is a variable rate

In addition, the Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the Credit Agreement requires that we do not exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. Our insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact the performance of our crop business and our results of operations.

Weather conditions, including too much moisture (flooding or excessive rain), not enough moisture (droughts), and the level of crop prices in the commodities market heavily impact our crop insurance products. These factors are inherently unpredictable and could result in significant volatility in our operating results from period to period. Our results could also be negatively impacted by pests, plant disease or other biological risks. A significant decline in the commodity prices of one or more of the major crops that we insure could have a material adverse effect on our results of operations or financial condition.

Instability in the surety market, resulting from construction defaults, contractual disputes, or evolving regulatory requirements, could negatively impact the performance of our surety products;

Fluctuations in construction industry performance, defaults on bonded projects, contractual disagreements and regulatory changes are inherent risks in the surety insurance industry. These events may lead to increased challenges in underwriting, claims management, and regulatory compliance. Depending on our ability to effectively manage the impact of these risks, we could face increased loss reserves, higher underwriting losses, and rising operational costs, all of which could materially affect our financial performance and overall profitability.

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

Factors, such as general economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products could be adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or misrepresent claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

We underwrite a significant portion of our insurance in California. An economic downturn which particularly impacts California could have an adverse effect on our financial condition and results of operations.

Changes in global trade policies, including the imposition of tariffs, along with broader economic uncertainty, could contribute to financial market volatility, interest rate fluctuations, and disruptions to the sectors we insure.

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

We also invest in marketable equity securities. These securities are carried on the balance sheet at fair market value and are subject to potential losses and declines in market value based on the performance of equity markets. Our equity securities totaled $99.3 million as of December 31, 2025.

In addition, our investment portfolio includes livestock put option contracts, which are recorded in Other investments at fair value. Changes in fair value are recognized in earnings. The fair value of these livestock derivative instruments was approximately $9.9 million as of December 31, 2025. Refer to Note 4 for additional details related to our livestock derivative instruments.

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

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expense reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate losses and loss adjustment reserves, a significant catastrophe event, or unfavorable litigation trends could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices, or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

Risks Related to Technology

The failure or disruption of our information technology and telecommunications systems could adversely affect our business.

Our business is highly dependent on our information technology and telecommunications systems, including our underwriting system. We rely on these systems to interact with brokers and insureds, underwrite business, prepare policies and process premiums, perform actuarial and other modeling functions, process claims and make claims payments, and prepare internal and external financial statements and information. Some of these systems may include or rely on third‑party systems not located on our premises or under our control. Events such as natural catastrophes, pandemics, cyber-attacks, terrorist acts, industrial accidents, system vulnerabilities, or malware may cause our systems to fail or be inaccessible for extended periods of time. While we have implemented business contingency plans and other reasonable plans to protect our systems, sustained or repeated system failures or service denials could severely limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner or otherwise operate in the ordinary course of business.

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

Increased regulatory and public disclosure requirements related to cybersecurity incidents could exacerbate the harm to our business, financial condition and results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we could suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break‑ins or inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.

We employ third‑party licensed software for use in our business, and the inability to maintain these licenses, problems with the software we license, or increases to the cost of software licenses could adversely affect our business.

Multiple areas of our business rely on certain third‑party software obtained under licenses from other companies, and we expect to continue to rely on such third‑party software in the future. Unforeseen issues may arise in third-party software platforms which may have an adverse impact on our operations. Integration of new third‑party software or modifications to our existing third-party software may require substantial investment of our time and resources. The inability to integrate or operate third-party software successfully or the inadequacy of third-party software may have a material adverse impact on our operations. In addition, the cost of third-party software is significant and we expect it to increase in the future. If we have issues with the functionality or expense of third-party software, we may not be able to identify or implement acceptable alternatives in a timely manner, or at all. Many of the risks associated with the use of third‑party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open-source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open-source license, we could be required to publicly disclose the affected portions of our source code or re‑engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

Control weaknesses or failures in cloud-based software could adversely affect our business.

We use cloud-based third-party software to host applications and support key financial and operational systems, and we expect to expand their use in the future. We will increasingly rely on third-party software providers to maintain appropriate controls and safeguards to protect the integrity of our data and any information we transmit, including personal, personally identifiable, sensitive, confidential or proprietary information. While we conduct due diligence on these cloud providers with respect to their security and business controls, we may not have the visibility to effectively monitor the implementation and efficacy of these controls. If these controls do not operate effectively, we may not be able to rely on their software and cyber attackers may be able to exploit vulnerabilities, resulting in operational disruption, data loss, defects or a cybersecurity event. Migrating our software to the cloud increases the risk of operational disruption should internet service be interrupted. While we have implemented business contingency and other plans to facilitate continuous internet access, sustained or concurrent service denials or similar failures could limit our ability to write and process new and renewal business, provide customer service, pay claims in a timely manner, maintain our accounting function, or otherwise operate our business. Any such event or failure could have a material adverse effect on our business, financial condition and results of operations.

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

Our third-party software vendors and service providers are increasingly incorporating AI into their processes and this may expose us to additional risks should they not be able to incorporate the technology effectively. The evolution and increased reliance on AI may exacerbate our information technology, data privacy, and cybersecurity risks. Furthermore, regulations around AI continue to evolve and we may be subject to increased regulation around AI in the future. AI-related issues, deficiencies and/or failures could adversely impact our operations, damage our reputation, and give rise to legal and/or regulatory action.

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

Our Crop insurance business is subject to extensive regulation and non-compliance with the regulations or changes in the regulations may adversely impact our business

Palomar Crop Insurance Services, Inc. (“PCIS”) participates in the federal crop insurance program and is impacted by any regulatory and legislative changes affecting that program. For example, the reinsurance levels that the federal government provides to authorized carriers could be reduced by future legislation. Additionally, the United States Department of Agriculture’s Risk Management Agency (“RMA”) establishes policy terms and conditions, rates and forms and is also responsible for setting compliance standards for our Crop insurance policies. We report all details of policies to the RMA and are party to a Standard Reinsurance Agreement (“SRA”) which sets out the relationship between private insurance companies and the Federal Crop Insurance Corporation. Noncompliance with any of the aforementioned regulations or legislative changes to the federal crop insurance program may impact PCIS’ ability to write crop insurance premiums in the future.

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

If states increase the assessments we are required to pay, our business, financial condition and results of operations would suffer.

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

Changes in accounting standards and future pronouncements may materially affect our reported financial results.

Developments in accounting practices may require us to incur considerable additional expenses to comply, particularly if we are required to prepare information relating to prior periods for comparative purposes or to apply the new requirements retroactively. Our consolidated financial statements are prepared in accordance with Generally Accepted Accounting Principles (“GAAP”). The impact of changes in GAAP cannot be predicted, but may affect the calculation of net income, stockholders’ equity, and other relevant financial statement line items.

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

Anti‑takeover provisions in our organizational documents could delay or prevent a change in management and limit our share price.

Provisions in our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if such a change in control would increase the value of our common stock and prevent attempts by our stockholders to replace or remove our current Board of Directors or management.

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
•
require, through 2027, super‑majority voting to amend provisions in our certificate of incorporation and bylaws;
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

Item 1B: Unresolved Staff Comments

None.

Item 1C: Cybersecurity

We recognize that our business operations depend on the reliable and secure processing, storage, and transmission of confidential information in our computer systems and networks. We also recognize the importance of protecting customer's data and digital assets in our care. Therefore, identifying and assessing cybersecurity risk is integrated into our overall risk management systems and processes. We have created a layered security posture leveraging people, process, and technology to protect our information systems and our customer’s data and digital assets. We maintain a suite of information security, privacy, and data protection related policies, standards, and procedures leveraging the National Institute of Standards and Technology (“NIST”) along with the COBIT 2019 framework to align with applicable laws, regulatory guidance, and industry best practices.

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

Item 2. Properties

Our primary executive offices and insurance operations are located in La Jolla, California, where we occupy approximately 22,000 square feet of leased office space for annual rent and rent-related operating payments of approximately $1.0 million with the lease expiring in 2034. We also have an office in Edina, Minnesota, which occupies 7,457 square feet of office space for annual rent and rent-related operating payments of approximately $0.2 million. The lease for this space expires in 2027.

In addition, as part of the acquisition of FIA, we acquired office suites that we own and use for corporate operations, consisting of approximately 21,250 square feet, of which approximately 6,000 square feet are occupied for corporate operations and the remainder is leased to third parties.

We believe that our owned and leased facilities are adequate for our current needs.

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

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market information for Common Stock

Our common shares began trading on the NASDAQ Global Select Market under the symbol “PLMR” on April 17, 2019. Prior to that time, there was no public market for our common shares. As of February 19, 2026, there were approximately five holders of record of our common stock. Because most of our shares of common stock are held by brokers and other institutions on behalf of our stockholders, this number is not representative of our total stockholders.

Payment of Dividends

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our U.S. subsidiaries, PSIC, PESIC and FIA, and our Bermuda subsidiary, PSRE. State insurance laws, including the laws of Oregon, Arizona, California, and New Jersey and the laws of Bermuda restrict the ability of these subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus and restrict dividend payments. Dividend payments are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators may in the future adopt statutory provisions more restrictive than those currently in effect.

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

Issuer Purchases of Equity Securities

In July 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of outstanding shares of common stock through July 31, 2027. Repurchases under the program may be made from time to time in the open market or through privately negotiated transactions and may be suspended or discontinued at any time.

The Company did not repurchase any shares of its common stock during the quarter ended December 31, 2025.

Performance Graph

The following performance graph compares the cumulative total shareholder return of an investment in (1) our common stock, (2) the cumulative total returns to the Nasdaq Composite Index and (3) the cumulative total returns to the Nasdaq Insurance Index, for the period from December 31, 2020 through December 31, 2025.

The graph assumes an initial investment of $100. Such returns are based on historical results and are not indicative of future performance.

$300
$200
$100
$0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
PLMR
NASDAQ Composite
NASDAQ Insurance

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Palomar Holdings, Inc	$100.00	$72.91	$50.83	$62.47	$118.85	$151.69
Nasdaq Composite Index	$100.00	$121.39	$90.33	$116.48	$149.84	$180.34
Nasdaq Insurance Index	$100.00	$113.19	$103.77	$124.95	$155.08	$154.23

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

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We leverage underwriting expertise and data-driven analytics to offer innovative solutions in five product categories: Earthquake, Casualty, Inland Marine and Other Property, Crop, and Fronting.

Beginning in 2026, we will reorganize the presentation of our product offerings and report Surety and Credit premium as a separate line. Our Fronting premium will cease to be reported as a separate line of business and the underlying premium will be consolidated into existing lines.

Our Business

We offer coverage in both the admitted and excess and surplus lines (“E&S”) markets, utilizing proprietary data analytics and a technology-enabled platform to support customized underwriting and pricing. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”), and First Indemnity of America Insurance Co. (“FIA”) carry an “A” financial strength rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry.

We distribute our products through multiple channels, including retail agents, program administrators, wholesale brokers, and strategic partnerships with other insurance companies. Our business strategy is supported by a comprehensive risk transfer program with reinsurance coverage which we believe reduces earnings volatility and provides appropriate levels of protection from catastrophic events. Our management team combines decades of insurance industry experience across specialty underwriting, reinsurance, program administration, distribution, claims, and analytics.

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $2.0 billion for the year ended December 31, 2025, which reflects a compound annual growth rate of approximately 55%. We have also been profitable since 2016, and our net income has increased over that period at a compound annual growth rate of 46%.

We seek to continuously grow our income by developing product offerings for lines of business that harness our core competencies and where we believe we can generate attractive risk adjusted returns. In recent years, we have introduced several new products including Crop, E&S Casualty, Surety and Environmental Liability. These new products diversify our book of business and broaden our product portfolio. We believe that our market opportunity, distinctive products, and differentiated business model position us to grow our business profitably.

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

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities, limited partnerships, and cash and cash equivalents. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, unrealized gains and losses on equity securities, and other changes in the fair value of investments. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Results of Operations

The following table summarizes our results for the years ended December 31, 2025 and 2024:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$2,028,252	$1,541,962	$486,290	31.5%
Ceded written premiums	(1,064,230)	(897,111)	(167,119)	18.6%
Net written premiums	964,022	644,851	319,171	49.5%
Net earned premiums	802,635	510,687	291,948	57.2%
Commission and other income	5,496	2,784	2,712	97.4%
Total underwriting revenue (1)	808,131	513,471	294,660	57.4%
Losses and loss adjustment expenses	228,594	134,759	93,835	69.6%
Acquisition expenses, net of ceding commissions and fronting fees	217,133	149,657	67,476	45.1%
Other underwriting expenses	176,458	117,113	59,345	50.7%
Underwriting income (1)	185,946	111,942	74,004	66.1%
Interest expense	(392)	(1,138)	746	(65.6)%
Net investment income	56,005	35,824	20,181	56.3%
Net realized and unrealized gains on investments	11,831	4,568	7,263	159.0%
Income before income taxes	253,390	151,196	102,194	67.6%
Income tax expense	56,320	33,623	22,697	67.5%
Net income	$197,070	$117,573	$79,497	67.6%
Adjustments:
Net realized and unrealized gains on investments	(11,831)	(4,568)	(7,263)	159.0%
Expenses associated with transactions	4,644	1,479	3,165	214.0%
Stock-based compensation expense	21,014	16,685	4,329	25.9%
Amortization of intangibles	4,683	1,558	3,125	200.6%
Expenses associated with catastrophe bond	2,660	2,483	177	7.1%
Tax impact	(2,124)	(1,699)	(425)	25.0%
Adjusted net income (1)	$216,116	$133,511	$82,605	61.9%
Key Financial and Operating Metrics
Annualized return on equity	23.6%	19.6%
Annualized adjusted return on equity (1)	25.9%	22.2%
Loss ratio	28.5%	26.4%
Expense ratio	48.4%	51.7%
Combined ratio	76.9%	78.1%
Adjusted combined ratio (1)	72.7%	73.7%
Diluted earnings per share	$7.17	$4.48
Diluted adjusted earnings per share (1)	$7.86	$5.09
Catastrophe losses	$(728)	$27,846
Catastrophe loss ratio (1)	-0.1%	5.5%
Adjusted combined ratio excluding catastrophe losses (1)	72.8%	68.3%
Adjusted underwriting income (1)	$218,947	$134,147	$84,800	63.2%

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $486.3 million, or 31.5%, to $2.0 billion for the year ended December 31, 2025 compared to $1.5 billion for the year ended December 31, 2024. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Crop lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships, partially offset by a decrease in our Fronting line. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Year Ended December 31,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product
Earthquake	$571,373	28.2%	$522,864	33.9%	$48,509	9.3%
Casualty	542,949	26.8%	235,592	15.3%	307,357	130.5%
Inland Marine and Other Property	446,184	22.0%	334,079	21.7%	112,105	33.6%
Crop	247,547	12.2%	116,239	7.5%	131,308	113.0%
Fronting	220,199	10.8%	333,188	21.6%	(112,989)	(33.9)%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$486,290	31.5%

A large fronting partnership terminated in the third quarter of 2024, which primarily caused the decline in fronting premiums shown above.

The following table summarizes our gross written premiums by insurance subsidiary:

	Year Ended December 31,
	2025		2024
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$995,901	49.1%	$823,263	53.4%	$172,638	21.0%
PESIC	936,971	46.2%	661,404	42.9%	275,567	41.7%
Laulima	76,727	3.8%	57,295	3.7%	19,432	33.9%
FIA	18,653	0.9%	—	—%	18,653	—%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$486,290	31.5%

Ceded Written Premiums

Ceded written premiums increased $167.1 million, or 18.6%, to $1.1 billion for the year ended December 31, 2025 from $897.1 million for the year ended December 31, 2024. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Crop lines, as well as elevated exposure leading to higher XOL reinsurance expense.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 52.5% for the year ended December 31, 2025 from 58.2% for the year ended December 31, 2024. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $319.2 million, or 49.5%, to $964.0 million for the year ended December 31, 2025 from $644.9 million for the year ended December 31, 2024. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $291.9 million, or 57.2%, to $802.6 million for the year ended December 31, 2025 from $510.7 million for the year ended December 31, 2024 due primarily to the earning of increased gross written premiums offset by the earning of ceded written premiums under reinsurance agreements. The table below shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	($ in thousands)
Gross earned premiums	$1,787,184	$1,397,369	$389,815	27.9%
Ceded earned premiums	(984,549)	(886,682)	(97,867)	11.0%
Net earned premiums	$802,635	$510,687	$291,948	57.2%

Net earned premium ratio	44.9%	36.5%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period, which was partially driven by the aforementioned decrease in fronting premiums.

Commission and Other Income

Commission and other income increased $2.7 million to $5.5 million for the year ended December 31, 2025 from $2.8 million for the year ended December 31, 2024. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $93.8 million, or 69.6%, to $228.6 million for the year ended December 31, 2025 from $134.8 million for the year ended December 31, 2024. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	($ in thousands)
Catastrophe losses	$(728)	$27,846	$(28,574)	(102.6)%
Non-catastrophe losses	229,322	106,913	122,409	114.5%
Total losses and loss adjustment expenses	$228,594	$134,759	$93,835	69.6%

Catastrophe loss ratio	-0.1%	5.5%
Non-catastrophe loss ratio	28.6%	20.9%
Total loss ratio	28.5%	26.4%

Catastrophe loss activity for the year ended December 31, 2025 was related to favorable development on prior period catastrophe events, offset by flood losses in the third quarter.

Catastrophe loss activity for the year ended December 31, 2024 was primarily related to flood losses in the first quarter, severe convective storms in the second quarter, and Hurricanes Beryl, Debby, and Helene during the third and fourth quarters.

Non-catastrophe losses increased for the year ended December 31, 2025 compared to the year ended December 31, 2024 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Other Property.

Acquisition Expenses

Acquisition expenses increased $67.5 million, or 45.1%, to $217.1 million for the year ended December 31, 2025 from $149.7 million for the year ended December 31, 2024. The increase was primarily due to higher commissions due to higher gross earned premiums and lower fronting fees due to changes in the composition of our business. Acquisition expenses as a percentage of gross earned premiums were 12.1% for the year ended December 31, 2025 compared to 10.7% for the year ended December 31, 2024. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums and lower fronting fees as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $59.3 million, or 50.7%, to $176.5 million for the year ended December 31, 2025 from $117.1 million for the year ended December 31, 2024. The increase was primarily due to the Company incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 9.9% for the year ended December 31, 2025 compared to 8.4% for the year ended December 31, 2024. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 8.0% for the year ended December 31, 2025 compared to 6.8% for the year ended December 31, 2024. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $20.2 million, or 56.3%, to $56.0 million for the year ended December 31, 2025 from $35.8 million for the year ended December 31, 2024. The increase was primarily due to a higher average balance of investments during the year ended December 31, 2025 due primarily to cash generated from operations and the investing of proceeds from our August 2024 secondary offering. In addition, higher yields on invested assets versus the prior year contributed to the increase.

The Company incurred $11.8 million of net realized and unrealized gains on investments for the year ended December 31, 2025 compared to $4.6 million of net realized and unrealized gains for the year ended December 31, 2024. In both periods, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Year Ended
	December 31,
	2025	2024	Change	% Change
	($ in thousands)
Interest income	$55,164	$35,433	$19,731	55.7%
Dividend income	1,869	1,075	794	73.9%
Investment management fees and expenses	(1,028)	(684)	(344)	50.3%
Net investment income	56,005	35,824	20,181	56.3%
Net realized and unrealized gains on investments	11,831	4,568	7,263	159.0%
Total	$67,836	$40,392	$27,444	67.9%

Income Tax Expense

Income tax expense increased $22.7 million to $56.3 million for the year ended December 31, 2025 from $33.6 million for the year ended December 31, 2024 due to higher pre-tax income for the year ended December 31, 2025. For the year ended December 31, 2025 and 2024, the Company’s income tax rate of 22.2% for both periods was higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Year Ended
	December 31,
	2025	2024
	($ in thousands)
Total revenue	$875,967	$553,863
Net investment income	(56,005)	(35,824)
Net realized and unrealized (gains) losses on investments	(11,831)	(4,568)
Underwriting revenue	$808,131	$513,471

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Year Ended
	December 31,
	2025	2024
	($ in thousands)
Income before income taxes	$253,390	$151,196
Net investment income	(56,005)	(35,824)
Net realized and unrealized gains on investments	(11,831)	(4,568)
Interest expense	392	1,138
Underwriting income	$185,946	$111,942
Expenses associated with transactions	4,644	1,479
Stock-based compensation expense	21,014	16,685
Amortization of intangibles	4,683	1,558
Expenses associated with catastrophe bond	2,660	2,483
Adjusted underwriting income	$218,947	$134,147

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Net income	$197,070	$117,573
Adjustments:
Net realized and unrealized (gains) losses on investments	(11,831)	(4,568)
Expenses associated with transactions	4,644	1,479
Stock-based compensation expense	21,014	16,685
Amortization of intangibles	4,683	1,558
Expenses associated with catastrophe bond	2,660	2,483
Tax impact	(2,124)	(1,699)
Adjusted net income	$216,116	$133,511

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

Annualized adjusted return on equity is calculated as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Numerator: Adjusted net income	$216,116	$133,511
Denominator: Average stockholders’ equity	835,849	600,140
Adjusted return on equity	25.9%	22.2%

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

Adjusted combined ratio is calculated as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Numerator: Sum of losses, loss adjustment expenses, underwriting, acquisition and other underwriting expenses, net of commission and other income	$616,689	$398,745
Denominator: Net earned premiums	$802,635	$510,687
Combined ratio	76.9%	78.1%
Adjustments to numerator:
Expenses associated with transactions	(4,644)	(1,479)
Stock-based compensation expense	(21,014)	(16,685)
Amortization of intangibles	(4,683)	(1,558)
Expenses associated with catastrophe bond	(2,660)	(2,483)
Adjusted combined ratio	72.7%	73.7%

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

Diluted adjusted earnings per share is calculated as follows:

	Year Ended December 31,
	2025	2024
	(in thousands except shares and per share data)
Adjusted net income	$216,116	$133,511
Weighted-average common shares outstanding, diluted	27,485,250	26,223,842
Diluted adjusted earnings per share	$7.86	$5.09

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Numerator: Losses and loss adjustment expenses	$228,594	$134,759
Denominator: Net earned premiums	$802,635	$510,687
Loss ratio	28.5%	26.4%

Numerator: Catastrophe losses	$(728)	$27,846
Denominator: Net earned premiums	$802,635	$510,687
Catastrophe loss ratio	-0.1%	5.5%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Year Ended December 31,
	2025	2024
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$616,689	$398,745
Denominator: Net earned premiums	$802,635	$510,687
Combined ratio	76.9%	78.1%
Adjustments to numerator:
Expenses associated with transactions	$(4,644)	$(1,479)
Stock-based compensation expense	(21,014)	(16,685)
Amortization of intangibles	(4,683)	(1,558)
Expenses associated with catastrophe bond	(2,660)	(2,483)
Catastrophe losses	728	(27,846)
Adjusted combined ratio excluding catastrophe losses	72.8%	68.3%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	December 31,
	2025	2024
	($ in thousands)
Stockholders’ equity	$942,667	$729,030
Goodwill and intangible assets	(61,054)	(13,242)
Tangible stockholders’ equity	$881,613	$715,788

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

The Company’s U.S. insurance company subsidiaries, PSIC, PESIC, and FIA, are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $176.0 million in 2026 without approval by the California and Oregon Insurance Commissioners. During October 2025, PSIC elected to pay a dividend of $99.0 million to its parent company.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $7.4 million in 2026 without approval of the Arizona Insurance Commissioner. No dividends were declared or paid during the year ended December 31, 2025.

The Company is subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $1.8 million in 2026, conditional upon the Commissioner’s approval. No dividends were declared or paid during the year ended December 31, 2025.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Insurance companies in the United States are also required by state law to maintain a minimum level of policyholder’s surplus. State insurance regulators have a risk-based capital standard designed to identify property and casualty insurers that may be inadequately capitalized based on inherent risks of the insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action. As of December 31, 2025 and 2024, the total adjusted capital of PSIC, PESIC, and FIA were in excess of their respective prescribed risk-based capital requirements.

Under the Insurance Act and related regulations, our Bermuda reinsurance subsidiary, PSRE, is required to maintain certain solvency and liquidity levels, which it maintained as of December 31, 2025 and 2024.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2025 and 2024, we met the minimum liquidity ratio requirement.

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

Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available from PSRE during 2026 is calculated to be approximately $4.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations. There were no dividends declared or paid during the years ended December 31, 2025 and 2024.

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

We generated positive cash flows from operations for the years ended December 31, 2025 and 2024. Management believes that cash receipts from premium, proceeds from investment sales and redemptions, and investment income and reinsurance recoveries, if necessary, are sufficient to cover cash outflows in the foreseeable future.

The following table summarizes our cash flows for the years ended December 31, 2025 and 2024:

	Year ended
	December 31,
	2025	2024
	($ in thousands)
Cash provided by (used in):
Operating activities	$409,121	$261,157
Investing activities	(353,982)	(306,244)
Financing activities	(28,786)	73,774
Change in cash, cash equivalents, and restricted cash	$26,353	$28,687

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

Cash used in financing activities for the year ended December 31, 2025 related to $3.8 million in proceeds from stock option exercises, $3.7 million in proceeds from policy holder contributions of surplus and $1.2 million in proceeds from our employee stock purchase plan, offset by share repurchases of $37.3 million. Cash provided by financing activities for the year ended December 31, 2024 related to the receipt of $115.7 million in proceeds from a stock offering, $7.0 million in proceeds from stock option exercises, $2.8 million in proceeds from policy holder contributions of surplus and $0.9 million in proceeds from our employee stock purchase plan, offset by $52.6 million in payments on our FHLB line of credit.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophic loss events. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.5 billion in cash and investment securities available at December 31, 2025. We also have the ability to access additional capital through pursuing third-party borrowings including our credit agreements, sales of our equity or debt securities, or entrance into a reinsurance arrangement.

Contractual Obligations and Commitments

The following table illustrates our contractual obligations and commercial commitments by due date as of December 31, 2025:

	Total	Less Than One Year	One Year to Less Than Three Years	Three Years to Less Than Five Years	More Than Five Years
	($ in thousands)
Reserves for losses and loss adjustment expenses	$688,231	$516,675	$100,923	$62,416	$8,217
Operating lease obligations	10,576	927	2,265	2,797	4,587
Total	$698,807	$517,602	$103,188	$65,213	$12,804

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

The amounts in the above table represent our gross estimates of known liabilities as of December 31, 2025 and do not include any allowance for claims for future events within the time period specified. Accordingly, it is highly likely that the total amounts of obligations paid by us in the time periods shown will be greater than those indicated in the table.

Share Repurchases

On July 31, 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of the Company’s outstanding common stock through July 31, 2027. We also have implemented a share repurchase plan and have used and may use our cash in the future to purchase outstanding shares of our common stock. Under our current share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 308,417 shares for $37.3 million under this program during the year ended December 31, 2025 and $112.7 million remains available for future repurchases.

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

As of December 31, 2025 we do not have any outstanding borrowings under the Credit Agreement.

In January 2026, we entered into a new credit agreement that replaced our existing revolving credit facility. The new credit agreement provides for unsecured credit facilities totaling $450 million, comprised of a $150 million revolving facility and a $300 million term loan, each maturing on January 27, 2031.

Borrowings under the new credit agreement bear interest at variable rates based on Term SOFR or an alternate base rate, plus an applicable margin determined by our debt-to-capital ratio. The term loan amortizes quarterly, and borrowings may be prepaid without premium. Obligations under the new credit agreement are guaranteed by certain of our domestic subsidiaries and are unsecured, subject to a negative pledge.

Proceeds from the new credit agreement may be used for general corporate purposes, including permitted acquisitions and the refinancing of existing indebtedness. The new credit agreement contains customary affirmative and negative covenants, including financial covenants, that may limit our operating and financial flexibility.

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

As of December 31, 2025, the Company did not have any borrowings outstanding through the FHLB line of credit.

Financial Condition

Stockholders’ Equity

At December 31, 2025 total stockholders’ equity was $942.7 million and tangible stockholders’ equity was $881.6 million, compared to stockholders’ equity of $729.0 million and tangible stockholders’ equity of $715.8 million as of December 31, 2024. Stockholders’ equity increased primarily due to net income we earned for the period and activity related to stock-based compensation. Stock-based compensation expense is treated as an additional paid-in-capital and increases stockholders’ equity.

Tangible stockholders’ equity is a non-GAAP financial measure. See “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Board of Directors approves our investment guidelines in compliance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax-exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of December 31, 2025, the majority of our investment portfolio, or $1.2 billion, was comprised of fixed maturity securities that are classified as available-for-sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $99.3 million of equity securities, $18.6 million of investments in limited partnerships, and $9.9 million of livestock derivative instruments. In addition, we maintained a non-restricted cash and cash equivalent balance of $106.9 million at December 31, 2025. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 3.81 and 4.04 years and an average rating of A1/A+ at December 31, 2025 and 2024. Our fixed income investment portfolio had a book yield of 4.83% as of December 31, 2025, compared to 4.59% as of December 31, 2024.

At December 31, 2025 and 2024 the amortized cost and fair value on available-for-sale securities were as follows:

	Amortized	Fair	% of Total
December 31, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$23,587	1.9%
U.S. States, Territories, and Political Subdivisions	19,745	18,862	1.5%
Special revenue excluding mortgage/asset-backed securities	19,280	17,465	1.4%
Corporate and other	606,748	608,235	49.7%
Mortgage/asset-backed securities	558,116	556,038	45.5%
Total available-for-sale investments	$1,227,605	$1,224,187	100.0%

	Amortized	Fair	% of Total
December 31, 2024	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$32,806	3.5%
U.S. States, Territories, and Political Subdivisions	10,606	9,778	1.0%
Special revenue excluding mortgage/asset-backed securities	30,283	26,634	2.8%
Corporate and other	492,395	475,491	50.6%
Mortgage/asset-backed securities	406,597	394,337	42.0%
Total available-for-sale investments	$973,330	$939,046	100.0%

The following tables provide the credit quality of investment securities as of December 31, 2025 and 2024:

	Estimated	% of
December 31, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$143,223	11.7%
AA	411,484	33.6%
A	318,324	26.0%
BBB	297,191	24.3%
BB	48,471	4.0%
B	3,993	0.3%
CCC & Below	1,501	0.1%
	$1,224,187	100.0%

	Estimated	% of
December 31, 2024	Fair Value	Total
	($ in thousands)
Rating
AAA	$130,161	13.9%
AA	305,267	32.5%
A	254,890	27.1%
BBB	236,855	25.2%
BB	10,614	1.1%
B	1,258	0.1%
CCC & Below	1	—%
	$939,046	100.0%

The amortized cost and fair value of our available-for-sale investments in fixed maturity securities summarized by contractual maturity as of December 31, 2025 were as follows:

	Amortized	Fair	% of Total
December 31, 2025	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$62,232	$62,241	5.1%
Due after one year through five years	267,553	267,430	21.8%
Due after five years through ten years	226,631	229,466	18.7%
Due after ten years	113,073	109,012	8.9%
Mortgage and asset-backed securities	558,116	556,038	45.5%
	$1,227,605	$1,224,187	100.0%

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

Reserve for Losses and Loss Adjustment Expenses

The reserve for losses and loss adjustment expenses represents our estimate of the unpaid portion of the ultimate cost of all reported and unreported losses and loss adjustment expenses as of the balance sheet date. We do not discount this reserve. We seek to establish reserves that will ultimately prove to be adequate.

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

The following tables summarize our gross and net reserves for unpaid losses and loss adjustment expenses at December 31, 2025 and 2024.

	December 31, 2025
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves	($ in thousands)
Case reserves	$182,051	26.5%	$49,130	17.8%
IBNR	506,180	73.5%	226,828	82.2%
Total reserves	$688,231	100.0%	$275,958	100.0%

	December 31, 2024
	Gross	% of Total	Net	% of Total
Loss and Loss Adjustment Reserves
Case reserves	$164,665	32.7%	$40,731	26.2%
IBNR	338,717	67.3%	114,568	73.8%
Total reserves	$503,382	100.0%	$155,299	100.0%

The process of estimating the reserves for losses and loss adjustment expenses requires a high degree of judgment and is subject to several variables. On a quarterly basis, we perform an analysis of our loss development and select the expected ultimate loss ratio for each of our product lines by exposure period. In our actuarial analysis, we use input from our TPAs and our underwriting departments, including premium pricing assumptions and historical experience. Multiple actuarial methods are used to estimate the reserve for losses and loss adjustment expenses. These methods utilize, to varying degrees, the initial expected loss ratio, detailed statistical analysis of past claims reporting and payment patterns, claims frequency and severity, paid and incurred loss experience, industry loss experience, and changes in market conditions, policy forms, exclusions, and exposures. The actuarial methods used to estimate loss reserves are:

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
•
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

The table below quantifies the impact of potential reserve deviations from our carried reserve at December 31, 2025. We applied sensitivity factors to incurred losses for the three most recent accident years and to the carried reserve for all prior accident years combined. We believe that potential changes such as these would not have a material impact on our liquidity.

		Net Ultimate LLAE	December 31, 2025		Potential Impact on 2025
Sensitivity	Accident Year	Sensitivity Factor	Net Ultimate Incurred LLAE	Net LLAE Reserve	Pre‑tax income	Stockholders’ Equity*
	($ in thousands)
Sample increases	2025	5.0%	$248,365	$172,451	$12,418	$9,810
	2024	2.5%	$123,548	$57,717	$3,089	$2,440
	Prior	1.0%	$289,058	$45,790	$2,891	$2,284
Sample decreases	2025	(5.0)%	$248,365	$172,451	$(12,418)	$(9,810)
	2024	(2.5)%	$123,548	$57,717	$(3,089)	$(2,440)
	Prior	(1.0)%	$289,058	$45,790	$(2,891)	$(2,284)

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

The following tables present the development of our loss reserves by accident year on a gross basis and net of reinsurance recoveries during each of the below calendar years:

	Gross Ultimate Loss and LAE
	Calendar Year					Development- (Favorable) Unfavorable
Accident Year	2022	2023	2024	2024 FIA (1)	2025	2022 to 2023	2023 to 2024	2024 to 2025
	($ in thousands)
Prior	$651,669	$615,869	$599,103	$5,269	$596,360	$(35,800)	$(16,766)	$(8,012)
2023		334,520	308,049	27	294,978	—	(26,471)	(13,098)
2024			537,646	1,772	503,769	—	—	(35,649)
2025					658,007	—	—	—
						$(35,800)	$(43,237)	$(56,759)

	Net Ultimate Loss and LAE
	Calendar Year					Development- (Favorable) Unfavorable
Accident Year	2022	2023	2024	2024 FIA (1)	2025	2022 to 2023	2023 to 2024	2024 to 2025
	($ in thousands)
Prior	$218,202	$220,431	$219,724	$5,269	$224,670	$2,229	$(707)	$(323)
2023		70,346	68,015	(253)	64,388	—	(2,331)	(3,374)
2024			137,850	1,772	123,548	—	—	(16,074)
2025					248,365	—	—	—
						$2,229	$(3,038)	$(19,771)

(1)
This column includes the acquired FIA balances. As the FIA acquisition occurred on January 1, 2025, these balances are excluded from the 2023-2024 development calculations.

During the year ended December 31, 2025, our total gross incurred losses for accident years 2024 and prior developed favorably by $56.8 million. The gross favorable development was due primarily to lower than anticipated severity of attritional losses in our Inland Marine and Other Property line of business. On a net basis, the development was favorable by $19.8 million due to the same reason.

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

Our deferred tax assets result from temporary differences primarily attributable to unearned premiums, state net operating losses (“NOLs”), loss reserves and deferred compensation. Our deferred tax liabilities result primarily from deferred acquisition costs, internally developed software, and unrealized gains in the investment portfolio.

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

In assessing the need for a deferred tax asset valuation allowance, we are required to make certain judgments and assumptions about our future operations based on historical experience and information regarding reversals of existing temporary differences, carryback capacity, and future taxable income. As of December 31, 2025, we had a net capital deferred tax liability of $3.3 million, compared to a net capital deferred tax asset of $5.3 million as of December 31, 2024.

As of December 31, 2025, we had a valuation allowance of $3.3 million relating to our state net operating loss carryforwards and the remainder of our deferred tax assets did not require a valuation allowance.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 71.3% rated “A−” or better. At December 31, 2025, 4.4% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

Interest Rate Risk

We manage our exposure to interest rate risk through a disciplined asset/liability matching and capital management process. In the management of this risk, the characteristics of duration, credit and variability of cash flows are critical elements. We regularly assess these risks and balance them within the context of our liability and capital position.

As of December 31, 2025, the estimated fair value of our fixed maturities was $1.2 billion. We estimate that a 100-basis point increase in interest rates would cause a 3.8% decline in the estimated fair value of our fixed maturities portfolio, while a 100-basis point decrease in interest rates would cause a 3.85% increase in the estimated fair value of that portfolio. The selected scenarios are not predictions of future events, but rather illustrate the effect that such events may have on the fair value of our fixed maturities portfolio.

Equity Price Risk

Equity risk represents the potential economic losses due to adverse changes in equity security prices. As of December 31, 2025, the estimated fair value of our equity securities was $99.3 million. Our equity securities consist primarily of exchange traded funds which seek to track the performance of the broader U.S. stock market. Therefore, the fair value of our equity securities will fluctuate with the value of the overall U.S. stock market and a large decline in the value of the U.S. stock market would cause a corresponding decline in the value of our equity securities.

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

Item 8: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Index to Audited Consolidated Financial Statements of Palomar Holdings, Inc. and Subsidiaries as of December 31, 2025 and 2024 and for each of the Three Years Ended December 31, 2025, 2024 and 2023

Report of Independent Registered Public Accounting Firm (PCAOB ID 42)	71

Consolidated Financial Statements

Consolidated Balance Sheets as of December 31, 2025 and 2024	74

Consolidated Statements of Income and Comprehensive Income for the three years ended December 31, 2025, 2024 and 2023	75

Consolidated Statements of Stockholders’ Equity for the three years ended December 31, 2025, 2024 and 2023	76

Consolidated Statements of Cash Flows for the three years ended December 31, 2025, 2024 and 2023	77

Notes to Consolidated Financial Statements	79

Schedule II—Condensed Financial Information of Registrant—Parent Company only	110

Schedule V—Valuation and Qualifying Accounts	114

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Palomar Holdings, Inc. and subsidiaries internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Palomar Holdings, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of FIA or PCIS, which are included in the 2025 consolidated financial statements of the Company and together constituted 5% and 3% of total and net assets, respectively, as of December 31, 2025 and 3% and 1% of total revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of FIA or PCIS.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2026 expressed an unqualified opinion thereon.

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

February 24, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Palomar Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Palomar Holdings, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2026 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Valuation of Reserve for Losses and Loss Adjustment Expenses

Description of the Matter

At December 31, 2025, the reserve for losses and loss adjustment expenses (LAE) is $688,231 (in thousands). As explained in Notes 2 and 10 to the consolidated financial statements, the reserve for losses and LAE represents management’s best estimate for unpaid claims and claim adjustment expenses on reported losses and estimates of losses incurred but not reported (IBNR), net of salvage and subrogation recoveries. The liability is based on individual claims, case reserves and other estimates reported by policyholders, as well as management estimates of ultimate losses and loss adjustment expenses. Inherent in the estimates of ultimate losses and loss adjustment expenses are expected trends in claims severity and frequency and other factors that could vary significantly as claims are settled. IBNR reserves include an estimate for future loss payments on incurred claims not yet reported and for expected development on reported claims. There is significant uncertainty inherent in determining management’s best estimate of IBNR, which is sensitive to significant assumptions including the selection of actuarial methods and reported and paid loss emergence patterns.

Auditing management’s best estimate of IBNR reserves was complex due to the highly judgmental nature of the assumptions, including selection of actuarial methods and reported and paid loss emergence patterns, used in the valuation process. These assumptions have a significant effect on the valuation of IBNR reserves.

How We Addressed the Matter in Our Audit

We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company’s controls over the process for estimating IBNR reserves. This included, among other procedures, testing management review controls in place over the review and approval of methods and assumptions used in estimating IBNR reserves.

To test IBNR reserves, our audit procedures included, among others, testing the completeness and accuracy of the data used in the calculation by testing reconciliations of the underlying claims and policyholder data recorded in the source systems to the actuarial reserving calculations and comparing a sample of incurred and paid claims to source documentation. With the assistance of our actuarial specialists, we evaluated the Company’s selection of actuarial methods compared to methods used in the industry for the specific types of insurance. To evaluate the significant assumptions used by management, we compared the assumptions to current and historical claims trends and to current industry benchmarks. We compared the Company’s recorded reserves to a range of reasonable reserve estimates developed by our actuarial specialists based on independently selected methods and assumptions. We also compared the results of the reserve study prepared by the Company’s actuarial specialists to management’s recorded reserve. Additionally, we performed a hindsight analysis of the prior period estimates using subsequent claims development.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016

San Francisco, California

February 24, 2026

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except shares and par value data)

	December 31,	December 31,
	2025	2024
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,227,605 in 2025; $973,330 in 2024)	$1,224,187	$939,046
Equity securities, at fair value (cost: $81,772 in 2025; $32,987 in 2024)	99,333	40,529
Equity method investment	—	2,277
Other investments	28,503	5,863
Total investments	1,352,023	987,715
Cash and cash equivalents	106,875	80,438
Restricted cash	17	101
Accrued investment income	11,545	8,440
Premiums receivable	452,908	305,724
Deferred policy acquisition costs, net of ceding commissions and fronting fees	127,718	94,881
Reinsurance recoverable on paid losses and loss adjustment expenses	56,428	47,076
Reinsurance recoverable on unpaid losses and loss adjustment expenses	412,273	348,083
Ceded unearned premiums	355,918	276,237
Prepaid expenses and other assets	110,896	91,086
Deferred tax assets, net	761	8,768
Property and equipment, net	2,551	429
Goodwill and intangible assets, net	61,054	13,242
Total assets	$3,050,967	$2,262,220
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$115,663	$70,079
Reserve for losses and loss adjustment expenses	688,231	503,382
Unearned premiums	988,143	741,692
Ceded premium payable	271,413	190,168
Funds held under reinsurance treaty	44,850	27,869
Total liabilities	2,108,300	1,533,190
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,520,417 and 26,529,402 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid-in capital	523,168	493,656
Accumulated other comprehensive loss	(2,506)	(26,845)
Retained earnings	422,002	262,216
Total stockholders’ equity	942,667	729,030
Total liabilities and stockholders’ equity	$3,050,967	$2,262,220

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(in thousands, except shares and per share data)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Gross written premiums	$2,028,252	$1,541,962	$1,141,558
Ceded written premiums	(1,064,230)	(897,111)	(731,531)
Net written premiums	964,022	644,851	410,027
Change in unearned premiums	(161,387)	(134,164)	(64,114)
Net earned premiums	802,635	510,687	345,913
Net investment income	56,005	35,824	23,705
Net realized and unrealized gains on investments	11,831	4,568	2,941
Commission and other income	5,496	2,784	3,367
Total revenues	875,967	553,863	375,926
Expenses:
Losses and loss adjustment expenses	228,594	134,759	72,592
Acquisition expenses, net of ceding commissions and fronting fees	217,133	149,657	107,745
Other underwriting expenses	176,458	117,113	88,172
Interest expense	392	1,138	3,775
Total expenses	622,577	402,667	272,284
Income before income taxes	253,390	151,196	103,642
Income tax expense	56,320	33,623	24,441
Net income	$197,070	$117,573	$79,201
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	24,339	(2,854)	12,524
Total comprehensive income	$221,409	$114,719	$91,725
Per Share Data:
Basic earnings per share	$7.40	$4.61	$3.19
Diluted earnings per share	$7.17	$4.48	$3.13

Weighted-average common shares outstanding:
Basic	26,639,733	25,520,343	24,822,004
Diluted	27,485,250	26,223,842	25,327,091

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2022	25,027,467	$3	$333,558	$(36,515)	$87,708	$384,754
Other comprehensive income, net of tax		—	—	12,524	—	12,524
Stock-based compensation		—	14,913	—	—	14,913
Issuance of common stock via employee stock purchase plan	17,080	—	799	—	—	799
Issuance of common stock via equity incentive plan	147,341	—	1,237	—	—	1,237
Policy holder contribution to surplus		—	90	—	—	90
Repurchases of common stock	(418,901)	—	—	—	(22,266)	(22,266)
Net income	—	—	—	—	79,201	79,201
Balance at December 31, 2023	24,772,987	$3	$350,597	$(23,991)	$144,643	$471,252
Other comprehensive loss, net of tax	—	—	—	(2,854)	—	(2,854)
Stock-based compensation	—	—	16,685	—	—	16,685
Issuance of common stock in stock offering, net of offering costs	1,380,000	—	115,724	—	—	115,724
Issuance of common stock via employee stock purchase plan	17,100	—	902	—	—	902
Issuance of common stock via equity incentive plan	359,315	—	6,990	—	—	6,990
Policy holder contribution to surplus	—	—	2,758	—	—	2,758
Net income	—	—	—	—	117,573	117,573
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030
Other comprehensive income, net of tax	—	—	—	24,339	—	24,339
Stock-based compensation	—	—	21,014	—	—	21,014
Issuance of common stock via employee stock purchase plan	12,426	—	1,165	—	—	1,165
Issuance of common stock via equity incentive plan	287,006	—	3,755	—	—	3,755
Policy holder contribution to surplus	—	—	3,719	—	—	3,719
Offering costs (related to prior year offering)	—	—	(141)	—	—	(141)
Repurchases of common stock	(308,417)	—	—	—	(37,284)	(37,284)
Net income	—	—	—	—	197,070	197,070
Balance at Balance at December 31, 2025	26,520,417	$3	$523,168	$(2,506)	$422,002	$942,667

See accompanying notes

Palomar Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$197,070	$117,573	$79,201
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation expense	21,013	16,685	14,913
Depreciation and amortization expense	8,927	5,106	4,503
Loss on asset disposal	31	—	—
Net realized and unrealized gains on investments	(11,831)	(4,568)	(2,941)
Amortization of premium on fixed maturity securities	(61)	(945)	(9)
Deferred income tax expense (benefit)	1,874	2,110	(2,826)
Changes in operating assets and liabilities:
Accrued investment income	(2,969)	(3,158)	(1,505)
Premium receivable	(147,066)	(43,752)	(99,114)
Deferred policy acquisition costs	(31,175)	(33,891)	(4,250)
Reinsurance recoverables	(73,542)	(118,365)	(83,181)
Ceded unearned premiums	(79,681)	(10,429)	(61,724)
Prepaid expenses and other assets	26,210	(15,704)	(24,885)
Accounts payable and other accrued liabilities	(6,891)	29,178	15,666
Reserve for losses and loss adjustment expenses	178,061	161,107	110,860
Unearned premiums	240,859	144,589	125,789
Ceded premiums payable	81,245	8,426	35,615
Funds held under reinsurance treaty	16,981	14,450	2,739
Income taxes payable	—	(7,255)	7,255
Net proceeds from (purchases of) derivative contracts	(9,934)	—	—
Net cash provided by operating activities	409,121	261,157	116,106
Investing activities
Purchases of property and equipment	(137)	(243)	(15)
Proceeds from sale of property and equipment	346	—	—
Capitalized software costs	(6,090)	(5,803)	(6,744)
Purchases of fixed maturity securities	(848,358)	(601,410)	(233,770)
Purchases of equity securities	(55,550)	(202)	(945)
Purchase of equity method investment	—	—	(3,000)
Sales and maturities of fixed maturity securities	614,616	301,847	120,285
Sales of equity securities	12,956	9,014	295
Change in securities receivable or payable, net	(1,025)	(1,475)	950
Investments in limited partnerships	(11,244)	(5,485)	—
Acquisitions, net of cash acquired	(58,591)	—	(5,534)
Purchase of policy renewal rights	(905)	(2,487)	—
Net cash used in investing activities	(353,982)	(306,244)	(128,478)
Financing activities
Payments on Line of Credit	(15,000)	(52,600)	—
Proceeds from Line of Credit	15,000	—	16,200
Proceeds from common stock issued via employee stock purchase plan	1,165	902	799
Proceeds from common stock issued via stock option exercises	3,755	6,990	1,237
Policy holder contribution to surplus	3,719	2,758	90
Repurchase of common stock	(37,284)	—	(22,266)
Proceeds from stock offering, net of offering costs	(141)	115,724	—
Net cash provided by (used in) financing activities	(28,786)	73,774	(3,940)
Net increase (decrease) in cash, cash equivalents and restricted cash	26,353	28,687	(16,312)
Cash, cash equivalents and restricted cash at beginning of period	80,539	51,852	68,164
Cash, cash equivalents and restricted cash at end of period	$106,892	$80,539	$51,852

Supplementary cash flow information:
Cash paid for federal income taxes	$57,961	$37,810	$20,640
Cash paid for state income taxes	$1,124	$644	$484
Cash paid for interest	$287	$1,048	$3,682

The following table summarizes our cash and cash equivalents and restricted cash within the consolidated balance sheets (in thousands):

	December 31,	December 31,
	2025	2024
Cash and cash equivalents	$106,875	$80,438
Restricted cash	17	101
Cash and cash equivalents and restricted cash	$106,892	$80,539

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda based reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California domiciled property and casualty insurance agency, Palomar Insurance Agency, DBA Palomar General Insurance Agency (“PGIA”), and a Delaware incorporated management company, Palomar Underwriters Exchange Organization, Inc. (“PUEO”), that provides services to a Hawaii domiciled reciprocal exchange, Laulima Exchange (“Laulima”), as its attorney-in-fact, a New Jersey domiciled insurance carrier specializing in surety bonds, First Indemnity of America Insurance Co. (“FIA”), and a Delaware-incorporated insurance management company, Palomar Crop Insurance Services, Inc. (“PCIS”).

PSIC is a property and casualty insurance company domiciled in the state of Oregon. PSIC is licensed to underwrite insurance on an admitted basis in 50 states in the United States, as of December 31, 2025, mainly through managing general insurance agencies, wholesale brokers, and independent agents.

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

PUEO is a Delaware corporation that was formed in 2023 and provides management services to Laulima Exchange (“Laulima”), a Hawaii domiciled reciprocal exchange, as its attorney-in-fact. Laulima was formed in 2023 and is comprised of an unincorporated association of Hawaii homeowners (“subscribers”) that agree to insure one another.

FIA is a New Jersey-domiciled insurance carrier specializing in surety bonds. FIA was founded in 1979 and provides surety bond products across multiple states.

PCIS is a Delaware-incorporated insurance management company. PCIS provides management and related services supporting insurance products for American farmers.

The Company operates as an insurance holding company system and is subject to the insurance holding company laws of the States of Oregon, Arizona, and New Jersey, the states in which PSIC, PESIC, and FIA are domiciled. The Company is also commercially domiciled in California, making it subject to California insurance holding company laws. These statutes require that each insurance company in the system register with the insurance department of its state of domicile and furnish information concerning the operations of companies within the holding company system that may materially affect the operations, management or financial condition of the insurers within the system and domiciled in that state.

Segment Reporting

The Company has a single operating segment, the property and casualty insurance business. The Company’s chief operating decision maker (“CODM”) is the Chief Executive Officer. The CODM reviews the Company’s consolidated net income as reported under GAAP, which is the primary measure of segment profit or loss. The CODM also reviews the individual measures and significant segment expenses that contribute to net income including gross written premiums, net earned premiums, losses and loss adjustment expenses, acquisition and underwriting expenses, and net investment income. The CODM reviews these measures, comparing them to prior periods and forecasted expectations, and makes resource allocation decisions based on the analysis. The significant segment expenses provided to the CODM are consistent with the categories shown in the Company’s Consolidated Statements of Income and Comprehensive Income and there are no other segment items used by the CODM. While the Company’s

CODM also reviews the revenue streams attributable to individual products, operations are managed, resources are allocated, and financial performance is evaluated on a consolidated basis.

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

Unrealized gains and losses related to fixed maturity securities are included in accumulated other comprehensive income as a separate component of stockholders’ equity. Equity securities are carried at fair value with unrealized gains and losses included as a component of net income on the Company’s consolidated statement of income and comprehensive income. The Company uses the specific-identification method to determine the cost of fixed maturity securities sold and the first-in, first-out method for lots of equity securities sold. The Company previously held an equity method investment, with gains or losses recognized as a component of realized and unrealized gains or losses on investments. The Company did not hold any equity method investments as of December 31, 2025. The Company also invests a small portion of its portfolio in limited partnerships, which are classified as other investments on the consolidated balance sheet. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. Gains or losses from other investments are recognized as a component of realized and unrealized gains or losses on investments in the Company's Statement of Income and Comprehensive Income.

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

Derivative Instruments

The Company uses commodity derivatives to manage exposures arising from its insurance business. The Company purchases exchange traded commodity put options which enables the Company to offset potential price changes to the underlying commodities. The Company accounts for its derivatives in accordance with ASC Topic 815, Derivatives and Hedging, which requires all derivatives to be recorded at fair value on the Company’s balance sheet as either assets or liabilities, depending on their rights or obligations, with changes in fair value reflected in current earnings. Derivatives are presented as other assets in the “Other investments” line item on the consolidated balance sheet. Changes in the fair value of derivatives are recognized in “Losses and loss adjustment expenses” on the consolidated statements of income and comprehensive income. Because these fair value changes are non-cash, they are reflected in net income and adjusted within the change in the Reserve for losses and loss adjustment expenses line in the consolidated statements of cash flows. Cash settlements related to derivative instruments are classified within operating activities. While the Company considers these exchange-traded put options to be effective economic hedges, the Company has not elected hedge accounting treatment. The fair value of the Company’s derivatives is estimated by reference to quoted prices or broker quotes, where available, or in the absence of quoted prices of broker quotes, the use of industry or internal valuation models. See Note 4 for further details and required disclosures.

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

Variable Interest Entities (“VIE”)

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, fixed maturity securities and reinsurance recoverables. The Company places its cash and cash equivalents with high credit quality financial institutions and its fixed maturity securities in securities of the U.S. government, U.S. government agencies, and high credit quality issuers of debt securities. The Company evaluates the financial condition of its reinsurers and reinsures its business with highly rated reinsurers and sometimes requires letters of credit or retains funds from reinsurers (see Note 11).

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

The Company recorded an allowance for uncollectible premiums of $1.1 million as of December 31, 2025 and $0.1 million as of December 31, 2024, respectively, and believes that all other amounts are collectable.

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

A premium deficiency is recognized if the sum of expected losses and loss adjustment expenses, unamortized acquisition costs, and policy maintenance costs exceeds the remaining unearned premiums. A premium deficiency would first be recognized by charging any unamortized acquisition costs to expense to the extent required to eliminate the deficiency. If the premium deficiency were greater than unamortized acquisition costs, a liability would be accrued for the excess deficiency. The Company does not consider anticipated investment income when determining if a premium deficiency exists. There was no premium deficiency at December 31, 2025 or 2024.

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

Property and Equipment

Property and equipment are capitalized and carried at cost less accumulated depreciation. Depreciation for buildings is calculated on a straight-line basis using a useful life of 39 years. Depreciation for computer hardware and equipment and furniture is calculated on a straight-line basis using useful lives of 3 to 5 years. Leasehold improvements and other fixed assets are capitalized and depreciated over the useful lives of the properties and equipment. Expenditures for maintenance and repairs are charged to operations as incurred. Upon disposition, the asset and related accumulated depreciation are removed from the balance sheet, and the resulting gain or loss is recognized in the Company’s results of operations.

Capitalized Software

Costs associated with the implementation of certain internal systems are capitalized and carried at capitalized cost less accumulated amortization and impairment, if any, and are included as a component of prepaid expenses and other assets on the Company’s consolidated balance sheet. Costs capitalized include internal personnel costs, external developer costs, and interest. The implementation costs relate to systems built on software which the Company purchases under a cloud computing arrangement and accounts for as a service contract. As such, capitalized costs are amortized over the term of the service contract. Capitalized software costs are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

Intangible Assets and Goodwill

Intangible assets consist of both finite and indefinite lived assets. Finite lived intangible assets consist primarily of customer relationships which are amortized over a period of 8 years. Indefinite lived intangible assets consist primarily of state licenses acquired upon formation of the Company. Goodwill is recognized as a result of business combinations. Intangible assets and goodwill are initially recognized and measured at fair value and are subsequently evaluated for impairment annually or more frequently if circumstances warrant. No impairments of intangible assets or goodwill were recognized for the years ended December 31, 2025, 2024 or 2023.

Impairment of Long-Lived Assets

Long-lived assets with finite lives are tested for impairment whenever recognized events or changes in circumstances indicate the carrying value of these assets may not be recoverable. If indicators of impairment are present, the fair value is calculated using estimated future cash flows expected to be generated from the use of those assets. An impairment loss is recognized only if the carrying amount of a long-lived asset or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset or asset group. This assessment is based on the carrying amount of the asset or asset group at the date it is tested for recoverability. An impairment loss is measured as the amount by which the carrying amount of a long-lived asset or asset group exceeds its fair value. No impairments of long-lived assets were recognized for the years ended December 31, 2025, 2024 or 2023.

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

Reinsurance recoverables represent balances due to the Company from its reinsurers for paid and unpaid losses and loss adjustment expenses. The Company is exposed to credit losses from reinsurers being unable to meet their obligations. The Company evaluates the financial condition of potential reinsurers and reinsures its business with highly rated reinsurers with a rating of “A-“ (Excellent) (Outlook Stable) or better from A.M. Best. Reinsurers who do not meet the Company’s rating criteria are required to post collateral. The Company reviews credit quality of its reinsurers on a quarterly basis. The Company’s reinsurance contracts also include special termination provisions that allow the Company to cancel and replace any participating reinsurer that is downgraded below a rating of “A−” from A.M. Best, or whose surplus drops by more than 20%. Historically, the Company has experienced minimal credit losses from reinsurance recoverables and did not have an allowance for uncollectible reinsurance recoverables as of December 31, 2025 or December 31, 2024.

Stock Based Compensation Expense

Stock-based compensation expense is recognized on a straight-line basis over the vesting period of awards. The Company does not apply a forfeiture rate to unvested awards and accounts for forfeitures as they occur. For stock option grants, the fair value of awards is estimated using the Black Scholes Model. The fair value of restricted stock units is determined using the closing price of the Company’s common stock on the grant date. The fair value of performance stock units containing employee service or company financial performance-based conditions is determined using the closing price of the Company’s common stock on the grant date. The fair value of performance stock units containing conditions based on performance of the Company’s stock is determined using a Monte Carlo simulation. All stock-based compensation is included in other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

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

The Company recognizes the tax benefit of uncertain tax positions where the position is more likely than not to be sustained assuming examination by taxing authorities. Based on its evaluation for the tax years ended December 31, 2025 and 2024, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its financial statements. The Company recognizes interest and penalties related to uncertain tax positions, if any, as a component of income tax expense. The Company has not been assessed interest or penalties by any major tax jurisdictions for the respective tax years ended December 31, 2025, 2024, or 2023.

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

Recently adopted accounting pronouncements

Income Taxes

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures

(“ASU 2023-09”). ASU 2023-09 requires public business entities to disclose additional information with respect to the reconciliation of the effective tax rate to the statutory rate. Additionally, public business entities will need to disaggregate federal, state and foreign taxes paid in their financial statements. ASU 2023-09 is effective for public business entities for fiscal years beginning after December 15, 2024. The Company adopted this guidance beginning with the Annual Report on Form 10-K for the year ending December 31, 2025, and retrospectively for the comparative periods presented. The adoption primarily impacted the Company’s income tax disclosures and did not have a material impact on the Company’s consolidated financial statements.

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

3. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
December 31, 2025	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$97	$(226)	$—	$23,587
U.S. States, Territories, and Political Subdivisions	19,745	111	(994)	—	18,862
Special revenue excluding mortgage/asset-backed securities	19,280	72	(1,887)	—	17,465
Corporate and other	606,748	9,891	(8,404)	—	608,235
Mortgage/asset-backed securities	558,116	5,922	(8,000)	—	556,038
Total available-for-sale investments	$1,227,605	$16,093	$(19,511)	$—	$1,224,187

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
December 31, 2024	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$33,449	$6	$(649)	$—	$32,806
U.S. States, Territories, and Political Subdivisions	10,606	29	(857)	—	9,778
Special revenue excluding mortgage/asset-backed securities	30,283	85	(3,734)	—	26,634
Corporate and other	492,395	1,689	(18,349)	(244)	475,491
Mortgage/asset-backed securities	406,597	1,408	(13,668)	—	394,337
Total available-for-sale investments	$973,330	$3,217	$(37,257)	$(244)	$939,046

Security holdings in an unrealized loss position

As of December 31, 2025, the Company held 391 fixed maturity securities in an unrealized loss position with a total estimated fair value of $375.4 million and total gross unrealized losses of $19.5 million. As of December 31, 2024, the Company held 595 fixed maturity securities in an unrealized loss position with a total estimated fair value of $664.0 million and total gross unrealized losses of $37.3 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of December 31, 2025 and 2024, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$2,006	$(38)	$5,704	$(188)	$7,710	$(226)
U.S. States, Territories, and Political Subdivisions	5,157	(441)	9,509	(553)	14,666	(994)
Special revenue excluding mortgage/asset-backed securities	—	—	15,185	(1,887)	15,185	(1,887)
Corporate and other	49,963	(948)	160,780	(7,456)	210,743	(8,404)
Mortgage/asset-backed securities	47,313	(406)	79,733	(7,594)	127,046	(8,000)
Total available-for-sale investments	$104,439	$(1,833)	$270,911	$(17,678)	$375,350	$(19,511)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2024	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$16,507	$(65)	$14,291	$(584)	$30,798	$(649)
U.S. States, Territories, and Political Subdivisions	2,614	(419)	5,076	(438)	7,690	(857)
Special revenue excluding mortgage/asset-backed securities	2,182	(426)	21,733	(3,308)	23,915	(3,734)
Corporate and other	181,179	(4,996)	176,531	(13,353)	357,710	(18,349)
Mortgage/asset-backed securities	152,287	(2,820)	91,572	(10,848)	243,859	(13,668)
Total available-for-sale investments	$354,769	$(8,726)	$309,203	$(28,531)	$663,972	$(37,257)

The Company reviewed the above securities at each balance sheet date to consider whether it was necessary to recognize a credit loss related to any of these securities. Based on the review, no allowance for credit losses was recorded as of December 31, 2025. An allowance for credit losses of $0.2 million was recorded pertaining to one investment security as of December 31, 2024. For the remaining securities, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at December 31, 2025, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	($ in thousands)
Due within one year	$62,232	$62,241
Due after one year through five years	267,553	267,430
Due after five years through ten years	226,631	229,466
Due after ten years	113,073	109,012
Mortgage and asset-backed securities	558,116	556,038
	$1,227,605	$1,224,187

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Change in unrealized gains (losses) of investments

The following table presents the change in net unrealized gains or losses on fixed maturity securities:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Change in net unrealized gains (losses)
Fixed maturities	$30,866	$(2,953)	$15,185
Net increase (decrease)	$30,866	$(2,953)	$15,185

Net investment income summary

Net investment income is summarized as follows:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Interest income	$55,164	$35,433	$23,349
Dividend income	1,869	1,075	871
Investment expense	(1,028)	(684)	(515)
Net investment income	$56,005	$35,824	$23,705

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Year Ended
	December 31,
	2025	2024	2023
	($ in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$605	$179	$89
Gains on sales of equity securities	104	20	—
Total realized gains	709	199	89
Realized losses:
Losses on sales of fixed maturity securities	(768)	(2,489)	(32)
Losses on sales of equity securities	(105)	—	—
Total realized losses	(873)	(2,489)	(32)
Net realized investment gains (losses)	(164)	(2,290)	57
Change in allowance for credit losses	244	659	(667)
Net unrealized gains on equity securities	8,021	6,161	3,933
Net unrealized losses on equity method investment	2,268	(340)	(382)
Net unrealized gains on other investments	1,462	378	—
Net realized and unrealized gains on investments	$11,831	$4,568	$2,941

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $28.0 million, $6.3 million, and $10.1 million for the years ended December 31, 2025, 2024, and 2023, respectively. For the year ended December 31, 2025, proceeds from the sale of equity securities were $6.4 million. For the years ended December 31, 2024 and 2023, proceeds from the sale of equity securities were immaterial.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the consolidated balance sheets. As of December 31, 2025 and 2024, the carrying value of securities on deposit with state regulatory authorities was $13.5 million and $9.9 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the Consolidated Balance Sheets. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of December 31, 2025, the Company had unfunded commitments to invest an additional $124.3 million in these limited partnerships.

4. Derivative Instruments

Beginning in July 2025, the Company began using derivatives as part of its financial risk management program to mitigate price risk on certain insurance contracts exposed to livestock commodity price fluctuations. The Company employs an economic hedging strategy that utilizes derivatives, specifically put options, within its overall risk management framework. The primary objective of holding these derivative instruments is to manage exposure to adverse livestock price movements. The notional value of derivative contracts held and the degree of hedged exposure are actively managed and vary based on volume of business placed. The Company does not use derivatives for speculative or trading purposes. All derivative positions are intended to support the overall risk management objectives of the business. The Company has not elected hedge accounting for these derivatives.

These derivative instruments are recorded at fair value on the consolidated balance sheet within “Other investments,” with changes in fair value recognized in earnings in “Losses and loss adjustment expenses.”

As of December 31, 2025, the notional amount and fair value of the Company’s derivative assets were $16.4 million and $9.9 million, respectively. For the year ended December 31, 2025, the Company recognized $8.6 million of pre-tax net gains related to these derivatives, which were included in earnings within losses and loss adjustment expenses.

See Note 2 for additional discussion of the Company’s derivative instrument policy.

5. Fair value measurements

The following tables present the Company’s fair value hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024:

December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$23,587	$—	$23,587
U.S. States, Territories, and Political Subdivisions	—	18,862	—	18,862
Special revenue excluding mortgage/asset-backed securities	—	17,465	—	17,465
Corporate and other	—	608,235	—	608,235
Mortgage/asset-backed securities	—	556,038	—	556,038
Equity securities	99,333	—	—	99,333
Cash, cash equivalents, and restricted cash	106,892	—	—	106,892
Derivative assets	9,934	—	—	9,934
Total assets	$216,159	$1,224,187	$—	$1,440,346

December 31, 2024	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$32,806	$—	$32,806
U.S. States, Territories, and Political Subdivisions	—	9,778	—	9,778
Special revenue excluding mortgage/asset-backed securities	—	26,634	—	26,634
Corporate and other	—	475,491	—	475,491
Mortgage/asset-backed securities	—	394,337	—	394,337
Equity securities	40,529	—	—	40,529
Cash, cash equivalents, and restricted cash	80,539	—	—	80,539
Total assets	$121,068	$939,046	$—	$1,060,114

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

6. Policy Acquisition Costs

The following tables present the policy acquisition costs deferred and amortized over the terms of the policies in force:

	Year ended December 31,
	2025	2024	2023
	($ in thousands)
Deferred Policy Acquisition Costs:
Balance, beginning of year	$94,881	$60,990	$56,740
Additions to deferred balance:
Balance acquired from FIA	1,662	—	—
Direct commissions	450,161	318,474	220,822
Ceding commissions and fronting fees	(206,830)	(159,925)	(123,911)
Premium taxes	15,384	15,491	13,690
Total net additions	260,377	174,040	110,601
Amortization of net policy acquisition costs	(227,540)	(140,149)	(106,351)
Balance, end of year	$127,718	$94,881	$60,990
Acquisition expenses:
Amortization of net policy acquisition costs	$227,540	$140,149	$106,351
Other acquisition costs (net)	(10,407)	9,508	1,394
Total Acquisition expenses	$217,133	$149,657	$107,745

7. Intangible Assets and Goodwill

Intangible assets and goodwill consist of the following:

	December 31,
	2025	2024
	($ in thousands)
Goodwill from acquisitions:	$30,466	$3,755
Indefinite-lived intangibles:
State insurance licenses	$2,344	$744
Finite-lived intangibles:
Customer relationships	38,472	14,288
Accumulated amortization on finite-lived intangibles	(10,228)	(5,545)
Total Goodwill and intangible assets, net	$61,054	$13,242

Goodwill of $4.9 million was recognized upon the Company’s acquisition of FIA in January 2025 and goodwill of $21.8 million was recognized upon the Company’s acquisition of AAP.

State insurance licenses consist of licenses acquired at the inception of PSIC and in connection with the acquisition of First Indemnity of America Insurance Co. (“FIA”). Customer relationships were recognized in connection with the FIA and AAP Advanced AgProtection, LLC (“AAP”) acquisitions.

Customer relationships are amortized on a straight line over a period of 8 years. Amortization expense was $4.7 million for the year ended December 31, 2025 and $1.6 million for the year ended December 31, 2024.

8. Capitalized Assets

Capitalized software is included as a component of prepaid expenses and other assets in the Company’s consolidated balance sheet. The balances are as follows:

		Accumulated	Net
December 31, 2025	Cost	Amortization	Book Value
	($ in thousands)
Capitalized Software	$35,428	$(16,180)	$19,248

		Accumulated	Net
December 31, 2024	Cost	Amortization	Book Value
	($ in thousands)
Capitalized Software	$30,690	$(12,207)	$18,483

Amortization expense relating to capitalized software for the years ended December 31, 2025, 2024 and 2023 was $4.0 million, $3.4 million, and $2.8 million, respectively.

Property and equipment consists of the following:

		Accumulated	Net
December 31, 2025	Cost	Depreciation	Book Value
	($ in thousands)
Buildings	$1,978	$(51)	$1,927
Computer hardware	487	(389)	98
Equipment and furniture	1,274	(748)	526
Leasehold improvements	879	(879)	—
Total	$4,618	$(2,067)	$2,551

		Accumulated	Net
December 31, 2024	Cost	Depreciation	Book Value
	($ in thousands)
Computer hardware	$467	$(332)	$135
Equipment and furniture	917	(623)	294
Leasehold improvements	879	(879)	—
Total	$2,263	$(1,834)	$429

Depreciation expense was $0.3 million for the year ended December 31, 2025 and $0.2 million for the years ended December 31, 2024 and 2023.

9. Leases

The Company has operating leases for office space used to conduct its insurance operations and administration activities. Operating lease right-of-use (“ROU”) assets are a component of prepaid expenses and other assets and operating lease liabilities are included in accounts payable and other accrued liabilities in the Company’s consolidated balance sheets.

The Company determines whether an arrangement is a lease at its inception. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. To determine the present value of lease payments, the Company uses its incremental borrowing rate, which it calculates based on information available at the lease commencement date. For certain leases that contain options to extend, the options are included in lease liabilities only if the company is reasonably certain the option will be exercised. Variable lease costs such as parking are expensed in the period the obligation is incurred and are not included in the Company’s operating lease liability. The Company’s lease agreements do not contain any residual value guarantees.

Operating lease costs for the years ended December 31, 2025, 2024 and 2023 were $1.1 million, $0.8 million, and $0.8 million, respectively. Operating lease costs are comprised of rental expense for operating leases. Lease expense is recognized on a straight-line basis over the lease term and is included as a component of other underwriting expenses in the Company’s consolidated statements of income and comprehensive income.

The following tables provide supplementary information about the Company’s leases:

Year ended December 31, 2025	($ in thousands)
Operating cash outflows from operating leases	$708

December 31, 2025	($ in thousands)
Operating lease ROU assets	$6,879
Operating lease liabilities	$7,091
Weighted-average remaining lease term on operating leases (years)	8.3
Weighted-average discount rate on operating leases	5.1%

Future minimum lease payments as of December 31, 2025 are as follows:

Years ending December 31,	($ in thousands)
2026	927
2027	927
2028	1,338
2029	1,378
2030	1,419
Thereafter	4,587
Total future minimum lease payments	$10,576
Less: imputed interest	(3,485)
Total operating lease liability	$7,091

10. Reserve for Losses and Loss Adjustment Expenses

Loss and loss adjustment expenses reserves represent management’s best estimate of the ultimate cost of all reported and unreported losses incurred for the years ended December 31, 2025, 2024 and 2023. The Company does not discount loss and loss adjustment expense reserves. The reserves for unpaid losses and loss adjustment expenses are estimated using individual case-basis valuations and statistical analyses. Those estimates are subject to the effects of trends in loss severity and frequency.

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

The following table provides a reconciliation of the beginning and ending reserve balances for losses and LAE on a net of reinsurance basis to the gross amounts reported in the accompanying consolidated balance sheets:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables at beginning of period	$155,299	$97,653	$77,520
Add: Balance acquired from FIA	6,788	—	—
Add: Incurred losses and loss adjustment expenses, net of reinsurance, related to:
Current year	248,365	137,797	70,363
Prior years	(19,771)	(3,038)	2,229
Total incurred	228,594	134,759	72,592
Deduct: Loss and loss adjustment expense payments, net of reinsurance, related to:
Current year	75,913	43,582	19,631
Prior years	38,810	33,531	32,828
Total payments	114,723	77,113	52,459
Reserve for losses and loss adjustment expense net of reinsurance recoverables at end of period	275,958	155,299	97,653
Add: Reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	412,273	348,083	244,622
Reserve for losses and loss adjustment expenses gross of reinsurance recoverables on unpaid losses and loss adjustment expenses at end of period	$688,231	$503,382	$342,275

The foregoing reconciliation shows favorable net development of $19.8 million and $3.0 million in 2025 and 2024, respectively, and unfavorable net development of $2.2 million in 2023.

During 2025 and 2024, the net favorable reserve development was primarily due to lower than anticipated severity of attritional losses in our Inland Marine and Other Property line of business. During 2023, the net unfavorable reserve development was primarily due to the effect of ceding gross favorable development under our catastrophe XOL reinsurance program and due to unfavorable development on lines of business subject to lower amounts of ceding.

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

The following tables show information about the Company’s incurred and paid loss development as of December 31, 2025, net of reinsurance, as well as cumulative claim frequency, the total of IBNR liabilities included within the net incurred loss amounts and the average historical claims duration as of December 31, 2025. The loss information has been disaggregated so that losses that are expected to develop in a similar manner are grouped together. The information provided herein about incurred and paid accident year claims development for the years ended December 31, 2025 and prior is presented as unaudited supplementary information.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

											As of December 31, 2025
	Year Ended December 31,										Incurred but Not Reported	Cumulative Number of
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025	Liabilities	Claims
2016	$7,450	$7,127	$6,972	$7,090	$7,075	$7,062	$7,125	$5,730	$5,730	$5,737	$—	$1,384
2017		12,425	10,893	10,644	10,652	10,561	10,668	12,339	11,978	11,980	—	3,624
2018			8,163	8,103	7,939	7,950	7,941	8,010	7,978	7,978	—	1,198
2019				4,575	4,223	3,947	4,293	4,350	4,365	4,372	—	1,690
2020					61,434	57,248	59,565	56,008	56,859	57,114	5	5,161
2021						29,836	25,158	25,733	27,902	26,798	212	5,124
2022							42,887	44,943	42,358	39,443	2,458	4,151
2023								40,921	36,587	32,442	1,533	4,789
2024									77,421	62,179	13,324	8,636
2025										113,528	42,868	10,831
Total										$361,571	$60,400	$46,588

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Property Insurance (in thousands) (1)

	Year Ended December 31,
Accident Year	2016	2017	2018	2019	2020	2021	2022	2023	2024	2025
2016	$4,823	$6,420	$6,801	$7,051	$7,072	$7,062	$7,125	$5,729	$5,729	$5,737
2017		9,102	10,719	10,639	10,640	10,560	10,636	12,339	11,978	11,980
2018			4,409	7,889	7,931	7,943	7,943	7,999	7,978	7,979
2019				2,179	3,510	3,757	4,170	4,345	4,365	4,372
2020					31,862	49,222	55,504	55,619	56,712	57,086
2021						11,355	22,500	24,408	26,466	26,358
2022							12,647	30,042	35,271	35,914
2023								14,226	26,378	28,855
2024									32,850	45,154
2025										58,801
Total										$282,236
Reserve for losses and loss adjustment expense, net of reinsurance										$79,335

(1)
Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Property Insurance (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5	Year 6	Year 7 (2)	Year 8	Year 9 (2)	Year 10 (2)
Payout percentage	31.90%	7.10%	3.66%	1.11%	0.44%	3.10%	(6.96)%	0.30%	(0.46)%	(0.66)%

(2)
Negative payout percentages are due to timing of reinsurance payments, allocations of reinsurance between different lines of business based on actual results, and allocation of reinsurance to different periods for reinsurance treaties in effect for multiple periods. These are primarily associated with larger recoveries from catastrophe events in earlier years of operation.

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

						As of December 31, 2025
						Incurred but Not Reported	Cumulative Number of
Accident Year	2021	2022	2023	2024	2025	Liabilities	Claims
Prior	$109	$35	$46	$47	$216	$150	13
2021	2,138	1,641	2,172	2,428	2,230	695	34
2022		7,160	8,755	9,425	8,789	1,854	98
2023			5,005	8,335	10,278	2,308	147
2024				21,811	24,428	17,521	440
2025					62,826	57,870	530
Total					$108,767	$80,398	1,262

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Occurrence (in thousands) (1)

Accident Year	2021	2022	2023	2024	2025
Prior	$109	$35	$46	$47	$54
2021	141	347	653	906	1,338
2022		746	1,603	3,445	5,355
2023			372	1,146	5,552
2024				869	4,024
2025					2,344
Total					$18,667
Reserve for losses and loss adjustment expense, net of reinsurance					$90,100

(1)
Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Occurrence (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Payout percentage	5.14%	9.86%	25.85%	16.54%	19.37%

Incurred Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Claims Made (in thousands) (1)

							As of December 31, 2025
							Incurred but Not Reported	Cumulative Number of
Accident Year	2020	2021	2022	2023	2024	2025	Liabilities	Claims
Prior	$48	$26	$7	$—	$286	$2,266	$2,264	7
2021		3,429	3,299	2,928	2,252	1,516	313	109
2022			8,871	8,873	7,674	6,762	1,834	430
2023				12,580	12,110	11,511	4,166	958
2024					18,503	21,021	8,531	1,355
2025						29,299	17,409	1,977
Total						$72,375	$34,517	4,836

Cumulative Paid Losses and Allocated Loss Adjustment Expenses,

Net of Reinsurance Other Liability Claims Made (in thousands) (1)

Accident Year	2020	2021	2022	2023	2024	2025
Prior	$—	$—	$—	$—	$1	$1
2021		62	221	449	1,009	1,040
2022			481	1,584	2,776	3,841
2023				1,382	3,310	5,118
2024					4,168	8,461
2025						6,392
Total						$24,853
Reserve for losses and loss adjustment expense, net of reinsurance						$47,522

(1)
Data presented for these calendar years is required supplementary information, which is unaudited.

Average Annual Percentage Payout of Incurred Claims by Age,

Net of Reinsurance Other Liability Claims Made (unaudited)

	Year 1	Year 2	Year 3	Year 4	Year 5
Payout percentage	12.97%	15.99%	16.12%	26.34%	2.03%

The reconciliation of the net incurred and paid claims development tables to the liability for claims and claim adjustment expenses in the consolidated balance sheets is as follows:

2025
($ in thousands)
Reserve for losses and loss adjustment expense, net of reinsurance recoverables:
Property	$79,337
Other liability occurrence	90,099
Other liability claims made	47,522
Reinsurance - Nonproportional assumed property (1)	25,627
Other	33,373
Total reserve for losses and loss adjustment expense, net of reinsurance recoverables	275,958
Reinsurance recoverable on unpaid claims:
Property	$105,303
Other liability occurrence	78,437
Other liability claims made	100,629
Other	127,904
Total reinsurance recoverable on unpaid claims	412,273
Total reserve for losses and loss adjustment expenses	$688,231

(1)
Reflects the Company’s share of Loss and Loss Adjustment Expense related to non-proportional assumed reinsurance business. This amount reflects gross and net reserves related to this treaty and the ultimate incurred amount reflects IBNR only. The Company does not have direct access to individual claim information underlying the assumed reinsurance agreements. The Company does not use claim frequency information in the determination of loss reserves or for other internal purposes. Based on these considerations, the Company does not believe providing claims frequency information is practicable as it relates to this line of business.

11. Reinsurance

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

In an XOL treaty, the Company retains losses for any occurrence up to a specified amount (its “retention”) and reinsurers assume any losses above that amount. As of December 31, 2025, the Company’s catastrophe event retention is $20.0 million for earthquake events and $11.0 million for hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735.0 million with a retention of $1.5 million. Our reinsurance coverage exhausts at $3.1 billion for earthquake events and $100.0 million for continental U.S. hurricane events.

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

The following table shows ceded written premiums under fronting and quota share arrangements by line of business for the years ended December 31, 2025, 2024, and 2023:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Casualty	$235,119	$86,120	$36,677
Fronting	203,813	312,173	339,376
Crop	176,200	109,975	12,110
Inland Marine and Other Property	145,223	103,863	108,409
Earthquake	43,891	42,466	29,708
Total	$804,246	$654,597	$526,280

The Company recognizes ceded unearned premiums related to quota share agreements as an asset on its consolidated balance sheets. As of December 31, 2025 and 2024, ceded unearned premiums totaled $355.9 million and $276.2 million, respectively. The increase was driven primarily by premium growth in lines subject to fronting agreements or quota shares.

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

Written premiums ceded under these catastrophe bond agreements were $64.9 million, $55.3 million and $42.7 million for the years ended December 31, 2025, 2024 and 2023, respectively.

The effect of reinsurance on premiums written and earned and on losses and LAE incurred for the years ended December 31, 2025, 2024 and 2023, is as follows:

	2025		2024		2023
	Written	Earned	Written	Earned	Written	Earned
	($ in thousands)
Premiums Written and Earned:
Direct	$1,792,609	$1,600,618	$1,403,383	$1,301,901	$1,083,804	$959,614
Assumed	235,643	186,566	138,578	95,468	57,754	56,107
Ceded	(1,064,230)	(984,549)	(897,111)	(886,682)	(731,531)	(669,808)
Net	$964,022	$802,635	$644,850	$510,687	$410,027	$345,913

	2025
	Losses	LAE	Total
	($ in thousands)
Losses and LAE Incurred:
Direct	$381,708	$140,505	$522,213
Assumed	74,188	4,837	79,025
Ceded	(291,428)	(81,216)	(372,644)
Net	$164,468	$64,126	$228,594

	2024
	Losses	LAE	Total
	($ in thousands)
Losses and LAE Incurred:
Direct	$367,276	$75,301	$442,577
Assumed	46,866	4,930	51,796
Ceded	(305,336)	(54,278)	(359,614)
Net	$108,806	$25,953	$134,759

	2023
	Losses	LAE	Total
	($ in thousands)
Losses and LAE Incurred:
Direct	$228,441	$60,834	$289,275
Assumed	19,799	1,789	21,588
Ceded	(186,706)	(51,565)	(238,271)
Net	$61,534	$11,058	$72,592

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

To reduce credit exposure to reinsurance recoverable balances, the Company obtains acceptable forms of collateral from certain reinsurers that are not authorized as reinsurers under U.S. state insurance regulations. In addition, under the terms of its reinsurance contracts, the Company may retain funds due from reinsurers as security for those recoverable balances. As of December 31, 2025 and 2024, the Company had retained $44.9 million and $27.9 million in funds from reinsurers, respectively. The Company is able to use the funds in the ordinary course of its business. The funds are held in cash and cash equivalents and investments with an offsetting liability on the accompanying consolidated balance sheets.

For the year ended December 31, 2025, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $66.4 million, $64.9 million and $63.1 million, representing 18.6% of the total balance. For the year ended December 31, 2024, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $125.9 million, $67.9 million and $61.7 million, representing 28.5% of the total balance. For the year ended December 31, 2023, reinsurance premiums ceded to the Company’s three largest reinsurers totaled $152.4 million, $65.9 million and $47.4 million, representing 36.3% of the total balance.

At December 31, 2025 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $96.5 million, $51.2 million and $32.8 million representing 21.9% of the total balance. At December 31, 2024 reinsurance recoverable on unpaid losses by the Company’s three largest reinsurers were $137.0 million, $26.9 million and $24.4 million representing 47.7% of the total balance. The Company seeks reinsurers that have an A.M. best rating of A− (excellent) or better or requires them to post collateral.

12. Credit Agreements

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

The financial covenants in the Credit Agreement require the Company not to exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. The Company’s insurance subsidiaries are also required to maintain a minimum Risk Based Capital Ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. As of December 31, 2025, the Company was in compliance with all covenants.

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

As of December 31, 2025 and 2024, there were no outstanding borrowings under this Credit Agreement. For the years ended December 31, 2025 and 2024, the Company incurred $0.4 million and $0.3 million, respectively, of interest related to borrowings and amortization of fees associated with the Credit Agreement.

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

As of December 31, 2025 and 2024, there were no borrowings outstanding through the FHLB. There was no interest expense on the FHLB Line of Credit for the year ended December 31, 2025. Interest expense on the FHLB Line of Credit was $0.8 million for the year ended December 31, 2024.

13. Stockholders’ Equity

As of December 31, 2025 and 2024, the Company has 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of December 31, 2025 and 2024, the Company has 500,000,000 common shares authorized and 26,520,417 and 26,529,402 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid in capital is $523.2 million as of December 31, 2025 and $493.7 million as of December 31, 2024.

Common stock reserved for future issuance consists of the following as of December 31, 2025:

Stock options outstanding under 2019 Equity Incentive Plan	499,676
Restricted stock units outstanding under 2019 Equity Incentive Plan	296,285
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	502,022
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,211,864
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,581,244
Total	7,091,091

The Company does not maintain a treasury stock account and issues new shares to settle employee stock purchases, exercises of stock options, and vestings of other types of equity awards.

The below table summarizes the Company’s stock-based compensation expense for each period presented:

	Year ended December 31,
	2025	2024	2023
	($ in thousands)
Stock-based compensation expense	$21,014	$16,685	$14,913

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

The following table summarizes stock option transactions for the year ended December 31, 2025:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value ($ in thousands)
Outstanding at January 1, 2025	588,385	$33.76	4.9	$42,273
Options granted	—	—
Options exercised	(88,175)	42.59
Options cancelled	(534)	83.46
Outstanding at December 31, 2025	499,676	$32.15	3.9	$51,273
Vested and Exercisable at December 31, 2025	499,676	$32.15	3.9	$51,273

The total intrinsic value of stock options exercised during the years ended December 31, 2025 and 2024 was $11.8 million and $18.7 million, respectively.

Restricted Stock Units

Restricted stock units are valued on their grant date and generally vest either on the first anniversary of the grant date or over a three-year period with one third vesting on each anniversary date, subject to continued service with the Company. The fair value of RSUs is determined using the closing price of the Company's common stock on the grant date.

The following table summarizes RSU transactions for the year ended December 31, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	320,411	$65.03
Granted	141,575	116.77
Released	(157,431)	63.93
Forfeited	(8,270)	86.71
Non-vested outstanding at December 31, 2025	296,285	$89.73

As of December 31, 2025, the Company had approximately $18.0 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.5 years.

Performance Stock Units (“PSUs”)

The Company issues PSUs to employees with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021. These PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of December 31, 2025, four stock price milestones have been achieved solely with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

Effective starting with 2025 grants, PSUs issued to executives include a relative total shareholder return (“RTSR”) modifier. The RTSR modifier adjusts PSU payouts up or down based on the Company’s shareholder return relative to the S&P 1500 Property & Casualty Insurance Index (the “Index”) over a three-year measurement period. These PSUs were valued using a Monte Carlo simulation with key valuation inputs as follows:

2025 Awards
Term	2.9 years
Risk-free interest rate (1)	4.22%
Volatility (2)	45.00%
Weighted average fair value (3)	$116.50

(1)
The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)
Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)
The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The following table summarizes PSU transactions for the year ended December 31, 2025:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2025	460,450	$40.43
Granted	86,844	99.61
Vested	(41,400)	50.35
Forfeited	(3,872)	75.21
Non-vested outstanding at December 31, 2025	502,022	$49.58

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the executive stock grants and the 100% achievement of the predetermined company performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets and subject to recipient service requirements. As of December 31, 2025, the Company had approximately $8.8 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 0.9 years.

2021 Executive Stock Grants

During the year ended December 31, 2021, the Company granted 192,307 RSUs and 350,000 PSUs to various executives, including the Company’s CEO. The RSUs vest over a period of five years with one fifth vesting upon the first, second and third anniversary of the grants and the remainder vesting quarterly thereafter.

The PSUs are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period. The Company’s CEO must remain as an employee through December 31, 2025, or as an employee and/or director through the fifth anniversary of the grant date the PSUs to vest. Other executives must remain as employees through December 31, 2026 for the PSUs to vest. As of December 31, 2025, 143,750 PSU shares have become earned units and will vest upon completion of the requisite service period.

2019 Employee Stock Purchase Plan

On April 16, 2019, the Company’s 2019 Employee Stock Purchase Plan (“the 2019 ESPP”) became effective. A total of 240,000 shares of common stock are initially authorized and reserved for issuance under the 2019 ESPP. In addition, the 2019 ESPP provides for annual increases in the number of shares available for issuance on January 1 of each year through 2029, equal to the smaller of 240,000 shares of the Company’s common stock or such other amount as may be determined by the board of directors.

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 12,426 and 17,100 shares pursuant to the ESPP during the years ended December 31, 2025 and 2024, respectively.

Share repurchases

In July 2025, the Company’s Board of Directors approved the adoption of a share repurchase plan authorizing the repurchase of up to $150 million of outstanding shares of common stock through the period ending on July 31, 2027.

The Company repurchased 308,417 shares for $37.3 million at an average price of $120.85 per share under this program during the year ended December 31, 2025. Approximately $112.7 million remains available for future repurchases under this program. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchases shares are retired and beocme authorized but unissued shares.

14. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Year Ended December 31,
	2025	2024	2023
	($ in thousands)
Balance as of January 1	$(26,845)	$(23,991)	$(36,515)
Other comprehensive income (loss) before reclassification	32,779	(5,924)	15,913
Federal income tax (expense) benefit	(6,874)	1,244	(3,342)
Other comprehensive income (loss) before reclassification, net of tax	25,905	(4,680)	12,571
Amounts reclassified from AOCI	(1,982)	2,311	(60)
Federal income tax expense (benefit)	416	(485)	13
Amounts reclassified from AOCI, net of tax	(1,566)	1,826	(47)
Other comprehensive income (loss)	24,339	(2,854)	12,524
Balance at end of period	$(2,506)	$(26,845)	$(23,991)

15. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Product
Earthquake	$571,373	28.2%	$522,864	33.9%	$436,897	38.3%
Casualty	542,949	26.8%	235,592	15.3%	90,388	7.9%
Inland Marine and Other Property	446,184	22.0%	334,079	21.7%	250,022	21.9%
Crop	247,547	12.2%	116,239	7.5%	12,110	1.1%
Fronting	220,199	10.8%	333,188	21.6%	352,141	30.8%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$1,141,558	100.0%

Gross written premiums by state are as follows:

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$626,399	30.9%	$668,635	43.4%	$600,791	52.6%
Texas	160,639	7.9%	124,416	8.1%	95,517	8.4%
Florida	96,764	4.8%	67,008	4.3%	47,595	4.2%
Hawaii	92,585	4.6%	72,558	4.7%	47,388	4.2%
Washington	70,188	3.4%	57,900	3.8%	49,494	4.3%
New York	68,119	3.4%	38,919	2.5%	18,424	1.6%
Illinois	54,406	2.7%	20,901	1.4%	22,340	2.0%
Colorado	39,384	1.9%	20,149	1.3%	8,628	0.8%
Other	819,768	40.4%	471,476	30.5%	251,381	21.9%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$1,141,558	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Year Ended December 31,
	2025		2024		2023
	($ in thousands)
		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$995,901	49.1%	$823,263	53.4%	$653,809	57.3%
PESIC	936,971	46.2%	661,404	42.9%	487,749	42.7%
Laulima	76,727	3.8%	57,295	3.7%	—	—%
FIA	18,653	0.9%	—	—%	—	—%
Total gross written premiums	$2,028,252	100.0%	$1,541,962	100.0%	$1,141,558	100.0%

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

For the year ended December 31, 2025, our largest program administrator distributed $411.0 million or 20.3% of our gross written premiums and our second largest program administrator distributed $237.3 million or 11.7% of our gross written premiums. There were no other program administrators which distributed greater than 10% of our gross written premiums for the year ended December 31, 2025.

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

16. Retirement and Post-Employment Retirement Plans

For employees meeting certain eligibility requirements, the Company provides a defined contribution retirement plan under IRC Section 401(k). Under a safe-harbor plan, the Company contributes 3.5% of each participant’s gross wages regardless of the employee’s contribution. For the years ended December 31, 2025, 2024 and 2023 the Company’s contributions to the plan were $2.3 million, $1.3 million and $0.9 million, respectively.

17. Income Taxes

The components of the Company’s income tax expense (benefit) are as follows:

	December 31,
	2025	2024	2023
	($ in thousands)
Current:
Federal	$53,318	$31,006	$26,756
State	960	554	511
Total Current	54,278	31,560	27,267
Deferred:
Federal	2,003	1,997	(2,900)
State	39	66	74
Total Deferred	2,042	2,063	(2,826)
Income tax expense	$56,320	$33,623	$24,441

As of December 31, 2025 and 2024, significant components of the Company’s deferred tax assets and liabilities were as follows:

	December 31,
	2025	2024
	($ in thousands)
Deferred tax assets:
Losses and LAE reserve discount	$3,445	$1,711
State tax net operating losses	3,271	3,372
Deferred Intercompany	533	605
Unearned premiums	27,017	19,550
Capitalized organizational costs	94	124
Unrealized losses on investments	—	5,134
Deferred compensation	3,152	2,533
Lease Liability	1,489	1,631
Other	1,487	2,230
Total deferred tax assets	$40,488	$36,890
Deferred tax liabilities:
Deferred acquisition costs	$(26,824)	$(19,929)
Unrealized gains on investments	(2,800)	—
Internally developed software	(3,027)	(1,118)
State deferred tax liability	(1,255)	(1,216)
Right-of-use Asset	(1,445)	(1,604)
Other	(1,104)	(837)
Total deferred tax liabilities	(36,455)	(24,704)
Net deferred tax asset before valuation allowance	4,033	12,186
Valuation allowance	(3,272)	(3,372)
Total net deferred tax assets	$761	$8,814

The above valuation allowance relates to state net operating losses (“NOL”) carryforwards. The change in the valuation allowance impacting the effective tax rate was approximately $0.1 million, or 0.04%. Due to the limited carryforward period these do not meet the “more likely than not” criteria and it is necessary to maintain a valuation allowance on these items. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period change or if objective negative evidence in the form of cumulative losses is no longer present.

As of December 31, 2025, there are no federal net operating loss or tax credit carryforwards for tax purposes. The Company has $3.3 million of state NOLs (tax-effected, net of federal benefit) set to expire beginning in 2025 over various periods. There are $1.1 million of tax capital loss carryforwards which will begin to expire in 2029.

The following is a reconciliation of the statutory federal income tax rate to the Company’s effective tax rate for the tax years ended December 31, 2025, 2024 and 2023:

	Years Ended December 31,
	2025		2024		2023
	($ in thousands)
Expense computed at federal tax rate	$53,212	21.00%	$31,750	21.00%	$21,765	21.00%
State and local income tax, net of federal (national) income tax effect (1) (2)	1,027	0.41%	488	0.32%	719	0.69%
Nontaxable or nondeductible items
Stock-based compensation	553	0.22%	429	0.28%	1,523	1.47%
Dividend received deduction and tax‑exempt interest	(95)	(0.04)%	(90)	(0.06)%	(96)	(0.09)%
Meals & entertainment, penalties & parking	447	0.18%	291	0.19%	261	0.25%
Other	1,176	0.45%	755	0.50%	269	0.26%
Income tax expense	$56,320	22.22%	$33,623	22.23%	$24,441	23.58%

(1)
State taxes in California, Oregon, and Illinois made up the majority (greater than 50%) of the tax effect in this category.
(2)
Certain prior year amounts have been reclassified to conform to the current year presentation. Such reclassifications had no impact on net income.

As of December 31, 2025, the amount of income taxes paid is as follows:

	December 31,
	2025	2024
	($ in thousands)
Income taxes paid
Federal	$57,961	$37,810
State	1,124	644
Total income taxes paid	$59,085	$38,454

For the year ended December 31, 2025, 2024, and 2023, the difference relates primarily to Section 162(m) limitations on executive compensation deductions, the permanent component of employee stock option exercises, state taxes, and valuation allowance set against state attributes.

As of December 31, 2025 and 2024, the Company had no uncertain tax positions that required either recognition or disclosure in the consolidated financial statements. This is not expected to change significantly during the next twelve months. The Company classifies interest and penalties, if any, related to the liability for unrecognized tax benefits as a component of the provision for income taxes. The Company’s federal income tax returns for 2019 and 2021 through 2024 and its state income tax returns for 2021 through 2024 remain subject to examination by the tax authorities. The 2025 income tax return is expected to be filed in 2026 and is subject to examination when filed.

Under Pillar Two/GloBE rules, certain countries have agreed to enact a jurisdictional-level minimum tax system with a minimum effective tax rate (ETR) of 15%. The Bermuda Corporate Income Tax Act of 2023 also established a 15% income tax regime. Companies with annual revenue above 750 million Euros will be within the scope of Pillar Two and the Bermuda CIT. As of December 31, 2025, Palomar is not within this revenue threshold and hence not an in-scope entity. Subsequent financial years will be assessed for these rules.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of

2025. While the enactment of OBBBA did not materially impact the Company's overall income tax expense, the provision for internally developed software expenses lowered the Company's federal income tax by $2.5 million for the year ended December 31, 2025.

18. Earnings Per Share

The following table sets out earnings per share of common stock:

	Year ended December 31,
	2025	2024	2023
	(in thousands, except shares and per share data)
Net income	$197,070	$117,573	$79,201
Weighted average common shares outstanding:
Basic	26,639,733	25,520,343	24,822,004
Common Share equivalents	845,517	703,499	505,087
Diluted	27,485,250	26,223,842	25,327,091

Earnings per share:
Basic	$7.40	$4.61	$3.19
Diluted	$7.17	$4.48	$3.13

Common share equivalents relate primarily to outstanding stock options, RSUs and PSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method.

19. Statutory financial information

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

Combined statutory net income and statutory capital surplus for the U.S. insurance subsidiaries, PSIC, PESIC, FIA, and Laulima as of December 31, 2025, 2024 and 2023 and for the years then ended are summarized as follows:

	PSIC & PESIC	FIA	Laulima
Statutory net income (loss):
Year ended December 31, 2025	$179,240	$(1,620)	$2,833
Year ended December 31, 2024	102,510	—	679
Year ended December 31, 2023	97,391	—	(357)
Statutory capital and surplus:
Year ended December 31, 2025	$530,337	$18,036	$25,593
Year ended December 31, 2024	451,719	—	18,136
Year ended December 31, 2023	439,264	—	14,711

Risk-Based Capital (“RBC”) requirements promulgated by the NAIC require property/casualty insurers to maintain minimum capitalization levels determined based on formulas incorporating various business risks of the insurance subsidiaries. As of December 31, 2025 and 2024, the company’s capital and surplus exceeds its authorized control level.

Bermuda

Under the Bermuda Insurance Act, 1978 and related regulations, PSRE is required to maintain certain solvency and liquidity levels. The minimum statutory solvency margin required was approximately $1.2 million at December 31, 2025 and 2024. Actual statutory capital and surplus at December 31, 2025 and 2024 was $17.8 million and $17.0 million, respectively. PSRE had statutory net income of $0.4 million, $0.4 million and $0.3 million for 2025, 2024 and 2023, respectively.

PSRE had stockholders’ equity of $18.1 million and $16.9 million on a GAAP basis at December 31, 2025 and 2024, respectively. The principal difference between statutory capital and surplus and stockholders’ equity presented in accordance with GAAP is related to the valuation of investments. No dividends were paid in 2025 and 2024.

PSRE maintains a Class 3A license and thus must maintain a minimum liquidity ratio in which the value of its relevant assets is not less than 75.0% of the amount of its relevant liabilities for general business. Relevant assets include cash and cash equivalents, fixed maturity securities, accrued interest income, premiums receivable, losses recoverable from reinsurers, and funds withheld. The relevant liabilities include total general business insurance reserves and total other liabilities, less sundry liabilities. As of December 31, 2025 and 2024, the Company met the minimum liquidity ratio requirement.

20. Dividend Restrictions

U.S.

The Company’s U.S. insurance company subsidiaries, PSIC, PESIC, and FIA are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

Under California and Oregon statute which govern PSIC, dividends paid in a consecutive twelve month period cannot exceed the greater of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Any dividends or distributions in excess of these amounts would require regulatory approval. In addition, under Oregon statute, PSIC may only declare a dividend from earned surplus, which does not include contributed capital. Surplus arising from unrealized capital gains or revaluation of assets is not considered part of earned surplus. Based on the above restrictions, PSIC may pay a dividend or distribution of no greater than $176.0 million in 2026 without approval by the California and Oregon Insurance Commissioners. During October 2025, PSIC elected to pay a dividend of $99.0 million to its parent company.

Under Arizona statute which governs PESIC, dividends paid in a consecutive twelve month period cannot exceed the lesser of (i) 10% of an insurance company’s statutory policyholders’ surplus as of December 31 of the preceding year or (ii) 100% of its statutory net income for the preceding calendar year. Based on the above restrictions, PESIC may pay a dividend or distribution of no greater than $7.4 million in 2026 without approval of the Arizona Insurance Commissioner.

The Company is subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $1.8 million in 2026, conditional upon the Commissioner’s approval.

In addition to the above limitations, any dividend or distribution declared is also subject to state regulatory approval prior to payment. In the future, state insurance regulatory authorities may adopt statutory provisions and dividend limitations more restrictive than those currently in effect.

Bermuda

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach, or if there are reasonable grounds for believing there has been such a breach. Pursuant to Bermuda regulations, the maximum amount of dividends and return of capital available to be paid by a reinsurer is determined pursuant to a formula. Under this formula, the maximum amount of dividends and return of capital available to the Company from PSRE during 2025 is calculated to be approximately $4.5 million. However, this dividend amount is subject to annual enhanced solvency requirement calculations.

21. Commitments and Contingencies

Litigation

The Company is subject to legal proceedings arising from the normal conduct of its business. In the opinion of management, any ultimate liability that may arise from these proceedings will not have a material effect on the Company’s financial position.

Letters of Credit and Trusts

As of December 31, 2025, the Company has one irrevocable standby letter of credit for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. The bank letters of credit amount to a total of $4.1 million and may renew if the Company continues to assume premium from these insurance companies. The letter of credit is collateralized by the Company’s Credit Agreement.

As of December 31, 2025, the Company has a letter of credit for the benefit of the State of California to secured unearned premium and loss reserves incurred in the worker’s compensation program. The letter of credit amounts to $142.3 million and are collateralized by the Company’s available-for-sale investments.

In addition, the Company has established seven Regulation 114 Trust accounts for the benefit of ceding insurance companies to secure the unearned premium assumed by PSIC. As of December 31, 2025 the trust had a market value of $22.6 million.

22. Variable Interest Entities (“VIEs”)

Laulima Insurance Exchange, a Hawaii domiciled reciprocal exchange (“Laulima”) is a consolidated VIE. Laulima was formed in 2023 as an insurance carrier organized as an unincorporated association.

The Company’s PUEO entity manages the business operations of Laulima and receives a management fee for the services provided to Laulima. Upon formation of Laulima, PSIC provided capital of $15.0 million in the form of a contribution to the surplus note issued by Laulima, which remains outstanding as of December 31, 2025. The Company holds an interest in the form of this surplus note which is included in other liabilities on the Statement of Assets and Liabilities of Laulima. In addition, the Company provides quota share reinsurance on the property business of Laulima. The Company has determined that it has the ability to direct the activities that most significantly impact the economic performance of Laulima and, as it has provided capital to Laulima, would absorb any expected losses which could be significant to Laulima. As such, the Company is deemed the primary beneficiary and consolidates the results of Laulima.

The Company does not own the equity of Laulima, which is owned by the policyholders. In the event of dissolution, policyholders would share any residual unassigned surplus but are not subject to assessment for any deficit in unassigned surplus of Laulima. The assets of Laulima can be used only to settle the obligations of Laulima and general creditors have no recourse to the Company.

The results of operations of Laulima are included in the Company’s consolidated statement of income and comprehensive income and Laulima generated $2.2 million of net income in 2025 and $0.1 million of net loss in 2024. As of December 31, 2025, Laulima’s assets totaled $74.1 million, primarily comprised of $19.2 million of cash and investments and $16.9 million of prepaid reinsurance premiums and are included in the Company’s consolidated balance sheets. For the same year, Laulima’s liabilities totaled $65.8 million and primarily include $38.2 million of unearned premiums and $15.0 million of surplus notes. As of December 31, 2024, Laulima’s assets totaled $51.0 million, primarily comprised of $18.5 million of cash and investments, and $30.5 million of prepaid reinsurance premiums and are included in the Company’s consolidated balance sheets. For the same year, Laulima’s liabilities totaled $48.9 million and primarily include $15.0 million of surplus notes. The surplus notes are payable to PSIC and eliminate in consolidation for all years presented.

23. Business Acquisitions

On January 1, 2025, the Company acquired 100% of the outstanding voting stock of FIA for a purchase price of $29.5 million in cash. The acquisition was completed to expand the Company’s surety product offerings and support strategic growth initiatives. In connection with the acquisition, the Company recognized the acquired assets and assumed liabilities of FIA at their estimated fair values as of the acquisition date. The Company recorded the related purchase accounting adjustments as of January 1, 2025. These adjustments primarily result from purchase accounting fair value measurements.

On April 1, 2025, the Company acquired substantially all of the assets and assumed certain liabilities of Advanced AgProtection, LLC (“AAP”) for a purchase price of $32.5 million in cash. The acquisition was completed to support the Company’s strategic entry into the crop insurance business through AAP’s established infrastructure. In connection with the acquisition, the

Company recognized the acquired assets and assumed liabilities of AAP at their estimated fair values as of the acquisition date. The Company recorded the related purchase accounting adjustments as of April 1, 2025. These adjustments primarily result from purchase accounting fair value measurements.

The FIA and AAP acquisitions were accounted for as business combinations in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations. As neither acquisition met the significance thresholds under Rule 3-05 of Regulation S-X, separate financial statements of the acquired entities are not required to be filed. Additional purchase accounting disclosures have been omitted due to the immateriality of these acquisitions individually and in the aggregate in relation to the Company's Consolidated Financial Condition and Results of Operations.

24. Subsequent Events

Credit Agreement

On January 27, 2026, the Company entered into a credit agreement providing for unsecured credit facilities totaling $450 million, comprised of a $150 million revolving credit facility and a $300 million term loan, each maturing on January 27, 2031. Borrowings bear interest at Term SOFR or an alternate base rate plus an applicable margin based on the Company’s Debt to Capital Ratio. The term loan amortizes quarterly beginning June 30, 2026. Proceeds may be used for general corporate purposes, permitted acquisitions and refinancing of existing indebtedness.

Gray Surety Acquisition

On January 31, 2026, the Company acquired 100% of the issued and outstanding equity interests of The Gray Casualty & Surety Company (“Gray Surety”) pursuant to an equity purchase agreement for an aggregate purchase price of approximately $311 million. The acquisition was funded with proceeds from a term loan entered into in January 2026 and cash on hand. The acquisition was completed to further expand the Company’s surety platform as part of its ongoing strategy to strengthen and diversify its specialty insurance portfolio. Subsequent to the acquisition, the Company renamed Gray Surety to Palomar Casualty & Surety Company (“PCSC”) and will refer to it as such in the future.

The acquisition will be accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations, in the period of acquisition. Given the proximity of closing to the issuance of the financial statements, the Company has not completed the initial accounting and will provide additional disclosures required by ASC 805, including those related to the allocation of the purchase price, in future filings as such information becomes available.

The Company has evaluated subsequent events from the balance sheet date through the date the financial statements were issued and has determined that there are no other events requiring disclosure.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Balance Sheets (Parent Company)

(In Thousands, except shares and par value data)

	December 31, 2025	December 31, 2024
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $160,793 in 2025, $153,425 in 2024)	$159,707	$147,467
Equity securities, at fair value: (cost: $3,725 in 2025, $1,725 in 2024)	5,415	2,182
Equity method investment	—	2,277
Total investments	165,122	151,926
Cash and cash equivalents	2,136	1,797
Accrued investment income	1,659	1,547
Prepaid expenses and other assets	—	—
Receivables from subsidiaries	84,561	78,961
Note receivable from subsidiary	15,000	15,000
Deferred tax asset	184	—
Investment in subsidiaries	753,448	580,535
Total assets	$1,022,110	$829,766
Liabilities and Stockholders’ equity
Liabilities:
Accounts payable and other liabilities	$29,074	$12,396
Payables to subsidiaries	50,370	88,340
Deferred tax liabilities	—	—
Total liabilities	79,444	100,736
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized as of December 31, 2025 and December 31, 2024, 0 shares issued and outstanding as of December 31, 2025 and December 31, 2024	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,520,417 and 26,529,402 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	3	3
Additional paid‑in capital	523,168	493,656
Accumulated other comprehensive income (loss)	(2,507)	(26,845)
Retained earnings	422,002	262,216
Total stockholders’ equity	942,666	729,030
Total liabilities and stockholders’ equity	$1,022,110	$829,766

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Income (Parent Company)

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Revenues:
Net investment income	$8,761	$4,877	$1,699
Net realized and unrealized gains (losses) on investments	3,514	23	(209)
Total revenues	12,275	4,900	1,490
Expenses:
Other operating expenses	57,956	48,251	39,347
Loss before income taxes	(45,681)	(43,351)	(37,857)
Income tax benefit	(5,065)	(10,199)	(7,953)
Loss before equity in net income of subsidiaries	(40,616)	(33,152)	(29,904)
Equity in net income of subsidiaries	237,686	150,725	109,105
Net income	197,070	117,573	79,201
Other comprehensive income:
Net unrealized losses on securities available for sale	(329)	(5,114)	(2,505)
Equity in other comprehensive income (loss) of subsidiaries, net of taxes	24,668	2,261	15,029
Total comprehensive income	$221,409	$114,720	$91,725

See accompanying notes.

Schedule II

Palomar Holdings, Inc. and Subsidiaries

Statements of Cash Flows (Parent Company)

(In Thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$197,070	$117,573	$79,201
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiaries	(237,686)	(150,725)	(109,105)
Stock-based compensation expense	10,543	10,513	10,426
Net realized and unrealized (gains) losses on investments	(3,514)	(23)	209
Amortization of premium on fixed maturity securities	18	172	189
Deferred income tax expense (benefit)	1,874	(15,640)	2,787
Dividend received from subsidiary	99,000	95,000	—
Changes in operating assets and liabilities:	(28,890)	(80,154)	37,777
Net cash provided by (used in) operating activities	38,415	(23,284)	21,484
Investing activities
Purchases of equity securities	(2,000)	—	—
Purchases of fixed maturity securities	(34,753)	(114,611)	(11,045)
Sales and maturities of fixed maturity securities	27,124	13,004	9,232
Cash paid to subsidiaries	(109,150)	—	—
Cash received from subsidiaries	109,489	—	—
Net cash used in investing activities	(9,290)	(101,607)	(1,813)
Financing activities
Proceeds from stock offering, net of offering costs	(141)	115,724	—
Proceeds from common stock issued via equity incentive plans	4,920	7,892	2,038
Policyholder contribution to surplus	3,719	2,758	90
Repurchase of common stock	(37,284)	—	(22,266)
Net cash (used in) provided by financing activities	(28,786)	126,374	(20,138)
Net increase (decrease) in cash and cash equivalents	339	1,483	(467)
Cash and cash equivalents at beginning of period	1,797	314	781
Cash and cash equivalents at end of period	$2,136	$1,797	$314
Supplementary cash flow information:
Cash paid for federal income taxes	$57,961	$37,810	$20,640
Cash paid for state income taxes	$1,124	$644	$484
Cash paid for interest	$287	$1,048	$3,682

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

Schedule V

Palomar Holdings, Inc. and Subsidiaries

Valuation and Qualifying Accounts

		Additions	Deductions
	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged to	Written	End of
($ in thousands)	of Period	Expense	Off	Period
Year Ended December 31, 2025
Valuation Allowance for deferred tax assets	$3,372	$—	$100	$3,272
Valuation Allowance for premium receivable	$63	$2,093	1,047	$1,109
Year Ended December 31, 2024
Valuation Allowance for deferred tax assets	$3,486	$—	$114	$3,372
Valuation Allowance for premium receivable	$49	$30	16	$63

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and our principal financial officer, evaluated, as of the end of the period covered by this Annual Report on Form 10-K, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our principal executive officer and principal financial officer have concluded that as of December 31, 2025, our disclosure controls and procedures were effective at the reasonable assurance level. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting. Management reviewed the results of its assessment with the audit committee of our board of directors.

On January 1, 2025 and April 1, 2025, the Company completed the acquisitions of FIA and substantially all of the assets of AAP, respectively. In connection with the AAP acquisition, the Company formed PCIS to hold the acquired operations. Management is in the process of evaluating the existing controls and procedures of FIA and PCIS and integrating them into the Company’s internal control over financial reporting.

In accordance with SEC guidance permitting a company to exclude an acquired business from management’s assessment of internal control over financial reporting in the year of acquisition, management excluded FIA and PCIS from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2025. FIA and PCIS represented approximately 5% of total assets, 3% of net assets, 3% of total revenues and 1% of net income included in the consolidated financial statements as of and for the year ended December 31, 2025.

Based on that assessment under the framework in Internal Control-Integrated Framework (2013), management concluded that the company’s internal control over financial reporting was effective as of December 31, 2025. Pursuant to Section 404(c) of the Sarbanes-Oxley Act, our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting for the year ended December 31, 2025, which is included above.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Rule 10b5-1 Plans

On December 3, 2025, Mac Armstrong, the Company’s Chairman and Chief Executive Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the sale of up to 42,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Armstrong may sell shares beginning March 23, 2026 and ending February 28, 2027.

On December 15, 2025, Angela Grant, the Company’s Chief Legal Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 1,254 shares of Company stock options. Pursuant to this plan, Ms. Grant may sell shares beginning March 16, 2026 and ending August 31, 2026.

On December 15, 2025 Chris Uchida, the Company’s Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 3,150 shares of Company stock options and the sale of up to 5,671 shares of the Company’s common stock. Pursuant to this plan, Mr. Uchida may sell shares beginning April 15, 2026 and ending September 30, 2026.

On December 15, 2025, Jon Christianson, the Company’s President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1c under the Exchange Act, providing for the exercise and sale of up to 18,000 shares of Company stock options. Pursuant to this plan, Mr. Christianson may sell shares beginning March 16, 2026 and ending August 31, 2026.

None of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended December 31, 2025,

There were no “non-Rule 10b5-1 trading arrangements” (as defined in Item 408 of Regulation S-K of the Exchange Act) adopted, modified or terminated during the fiscal year ended December 31, 2025 by our directors and Section 16 officers. Each of the Rule 10b5-1 trading arrangements are in accordance with our Insider Trading Policy and actual sale transactions made pursuant to such trading arrangements will be disclosed publicly in Section 16 filings with the SEC in accordance with applicable securities laws, rules and regulations.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11. Executive Compensation

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transaction and Director Independence

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to our Proxy Statement with respect to our 2026 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) and (2) Financial Statements and Financial Statement Schedules- All financial statement schedules are filed as part of this report under Item 8- Financial Statements.

(3) Exhibits

Exhibit Number	Exhibit Description

2.1

Equity Purchase Agreement, dated October 27, 2025, by and among Palomar Insurance Holdings, Inc., The Gray Casualty & Surety Company (the “Target”) and BCP Surety Group Sole Member, LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 30, 2025).

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

10.4+	Form of Executive Employment Agreement (Named Executive Officers) (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 5, 2025).
10.5+	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1, filed with the SEC on March 15, 2019).
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

10.7

Credit Agreement (Revolver), dated December 8, 2021, by and between the Registrant, the lenders listed therein and U.S. Bank National Association (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2021).

10.8

Guaranty, dated December 8, 2021, made in favor of U.S. Bank National Association by Registrant, Palomar Specialty Insurance Company, Palomar Excess and Surplus Insurance Company and Palomar Insurance Agency, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on December 9, 2021).

10.9+

Form of Non-Executive Restricted Stock Units Agreement, dated January 29, 2025 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025).

10.10+

Form of Executive Restricted Stock Units Agreement, dated January 29, 2025 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025).

10.11+

Form of Non-Executive Performance Stock Units Agreement, dated January 29, 2025 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025).

10.12+

Form of Executive Performance Stock Units Agreement, dated January 29, 2025 (incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on May 6, 2025).

10.13+	Equity Award Retirement Policy (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 7, 2025).
19	Insider Trading Policy

21.1	List of subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97	Policy for Recovery of Erroneously Awarded Incentive Compensation (incorporated by reference to Exhibit 97 to the Company’s 2023 Annual Report on Form 10-K, filed with the SEC on February 23, 2024).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents
104	Cover Page Interactive Date File (embedded within the Inline XBRL document and contained in Exhibit 101)

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

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2026.

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

Signature	Title	Date

/s/ Mac Armstrong	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 24, 2026
Mac Armstrong

/s/ T. Christopher Uchida	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2026
T. Christopher Uchida

/s/ Daryl Bradley	Director	February 24, 2026
Daryl Bradley

/s/ Thomas Bradley	Director	February 24, 2026
Thomas Bradley

/s/ Catriona M. Fallon	Director	February 24, 2026
Catriona M. Fallon

/s/ Daina Middleton	Director	February 24, 2026
Daina Middleton

/s/ Martha Notaras	Director	February 24, 2026
Martha Notaras

/s/ Richard H. Taketa	Lead Independent Director	February 24, 2026
Richard H. Taketa