Form 10-Q
period 2026-03-31
Palomar Holdings, Inc.
filed 2026-05-08
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

Number of shares of the registrant’s common shares outstanding at May 4, 2026: 26,503,871

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	March 31,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,431,434 in 2026; $1,227,605 in 2025)	$1,409,717	$1,224,187
Equity securities, at fair value (cost: $98,838 in 2026; $81,772 in 2025)	112,339	99,333
Other investments	40,410	28,503
Total investments	1,562,466	1,352,023
Cash and cash equivalents	56,538	106,875
Restricted cash	16	17
Accrued investment income	12,828	11,545
Premiums receivable	577,742	452,908
Deferred policy acquisition costs, net of ceding commissions and fronting fees	141,602	127,718
Reinsurance recoverable on paid losses and loss adjustment expenses	57,443	56,428
Reinsurance recoverable on unpaid losses and loss adjustment expenses	430,782	412,273
Ceded unearned premiums	406,077	355,918
Prepaid expenses and other assets	118,368	110,896
Deferred tax assets, net	—	761
Property and equipment, net	2,297	2,551
Goodwill and intangible assets, net	246,172	61,054
Total assets	$3,612,331	$3,050,967
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$114,458	$115,663
Reserve for losses and loss adjustment expenses	771,798	688,231
Unearned premiums	1,148,508	988,143
Ceded premium payable	264,217	271,413
Funds held under reinsurance treaty	40,189	44,850
Income taxes payable	5,852	—
Term loan	297,434	—
Deferred tax liabilities, net	10,836	—
Total liabilities	2,653,292	2,108,300
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of March 31, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,514,295 and 26,520,417 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	533,628	523,168
Accumulated other comprehensive loss	(16,453)	(2,506)
Retained earnings	441,861	422,002
Total stockholders’ equity	959,039	942,667
Total liabilities and stockholders’ equity	$3,612,331	$3,050,967

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenues:
Gross written premiums	$629,828	$442,163
Ceded written premiums	(291,913)	(230,745)
Net written premiums	337,915	211,418
Change in unearned premiums	(76,477)	(47,348)
Net earned premiums	261,438	164,070
Net investment income	17,984	12,071
Net realized and unrealized losses on investments	(1,894)	(2,338)
Commission and other income	1,410	830
Total revenues	278,938	174,633
Expenses:
Losses and loss adjustment expenses	87,097	38,743
Acquisition expenses, net of ceding commissions and fronting fees	70,315	46,359
Other underwriting expenses	64,907	35,733
Interest expense	3,158	85
Total expenses	225,477	120,920
Income before income taxes	53,461	53,713
Income tax expense	10,514	10,791
Net income	$42,947	$42,922
Other comprehensive income, net:
Net unrealized (losses) gains on securities available for sale	(13,947)	10,203
Net comprehensive income	$29,000	$53,125
Per Share Data:
Basic earnings per share	$1.62	$1.61
Diluted earnings per share	$1.57	$1.57

Weighted-average common shares outstanding:
Basic	26,572,165	26,658,106
Diluted	27,340,840	27,399,997

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2025	26,520,417	$3	$523,168	$(2,506)	$422,002	$942,667
Other comprehensive loss, net of tax	—	—	—	(13,947)	—	(13,947)
Stock-based compensation	—	—	8,786	—	—	8,786
Issuance of common stock via employee stock purchase plan	7,148	—	743	—	—	743
Issuance of common stock via equity incentive plan	176,985	—	25	—	—	25
Policyholder contribution to surplus	—	—	906	—	—	906
Repurchases of common stock	(190,255)	—	—	—	(23,088)	(23,088)
Net income	—	—	—	—	42,947	42,947
Balance at March 31, 2026	26,514,295	$3	$533,628	$(16,453)	$441,861	$959,039

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Income (Loss)	Earnings	Equity
Balance at December 31, 2024	26,529,402	$3	$493,656	$(26,845)	$262,216	$729,030
Other comprehensive income, net of tax	—	—	—	10,203	—	10,203
Stock-based compensation	—	—	4,745	—	—	4,745
Issuance of common stock via employee stock purchase plan	6,310	—	526	—	—	526
Issuance of common stock via equity incentive plan	199,420	—	2,377	—	—	2,377
Policyholder contribution to surplus	—	—	777	—	—	777
Offering costs (related to prior year offering)	—	—	(131)	—		(131)
Net income	—	—	—	—	42,922	42,922
Balance at March 31, 2025	26,735,132	$3	$501,950	$(16,642)	$305,138	$790,449

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net cash provided by operating activities	$47,025	$87,183
Investing activities
Purchases of property and equipment	—	(35)
Proceeds from sale of property and equipment	240	—
Capitalized software costs	(1,994)	(1,387)
Purchases of fixed maturity securities	(253,641)	(315,026)
Purchases of equity securities	(11,009)	(6,645)
Sales and maturities of fixed maturity securities	145,058	291,896
Sales of equity securities	—	8,447
Change in securities receivable or payable, net	(2,503)	(195)
Investments in limited partnerships and other assets	(3,213)	(4,972)
Acquisitions, net of cash acquired	(246,321)	(24,027)
Net cash used in investing activities	(373,383)	(51,944)
Financing activities
Proceeds from term loan	297,434	—
Proceeds from stock offering, net of offering costs	—	(131)
Proceeds from common stock issued via employee stock purchase plan	743	526
Proceeds from common stock issued via stock option exercises	25	2,377
Policy holder contribution to surplus	906	777
Repurchases of common stock	(23,088)	—
Net cash provided by financing activities	276,020	3,549
Net (decrease) increase in cash, cash equivalents and restricted cash	(50,338)	38,788
Cash, cash equivalents and restricted cash at beginning of period	106,892	80,539
Cash, cash equivalents and restricted cash at end of period	$56,554	$119,327
Supplementary cash flow information:
Cash paid for state income taxes	$175	$6
Cash paid for interest	$220	$60

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	March 31,	December 31,
	2026	2025
	(unaudited)
Cash and cash equivalents	$56,538	$106,875
Restricted cash	16	17
Cash and cash equivalents and restricted cash	$56,554	$106,892

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware-incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon-domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda-domiciled reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona-domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California-domiciled property and casualty insurance agency, Palomar Insurance Agency, Inc., DBA Palomar General Insurance Agency (“PGIA”), a Delaware-incorporated management company, Palomar Underwriters Exchange Organization, Inc. (“PUEO”), that provides services to a Hawaii-domiciled reciprocal exchange, Laulima Exchange (“Laulima”), as its attorney-in-fact, a New Jersey-domiciled insurance carrier specializing in surety bonds, First Indemnity of America Insurance Co. (“FIA”), a Delaware-incorporated insurance management company, Palomar Crop Insurance Services, Inc. (“PCIS”), and a Louisiana-domiciled and Treasury-listed surety carrier specializing in contract bonds, Palomar Casualty & Surety Company (“PCSC”).

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

The condensed consolidated financial statements also include the accounts of Laulima, a variable interest entity (“VIE”) for which the Company is the primary beneficiary. The Company determined it is the primary beneficiary because it has the power to direct the activities that most significantly impact Laulima’s economic performance and the obligation to absorb losses that could be significant to Laulima, primarily through capital previously provided. The assets of Laulima may only be used to settle its obligations, and its creditors do not have recourse to the general credit of the Company.

These condensed consolidated financial statements do not contain all information and footnotes required by GAAP for complete consolidated financial statements. For a more complete description of the Company’s business and accounting policies, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed with the SEC on February 24, 2026 (the “2025 Annual Report on Form 10-K”). In the opinion of management, all adjustments necessary for a fair presentation of the condensed consolidated financial statements have been included. Such adjustments consist only of normal recurring items. All intercompany balances and transactions have been eliminated in consolidation. Interim results are not necessarily indicative of results of operations for the full year.

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended March 31, 2026.

Recently issued accounting pronouncements not yet adopted

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting beginning with the fiscal year ending December 31, 2027, and for interim periods thereafter. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

Internal-Use Software

In September 2025, the FASB issued ASU No. 2025-06, Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”), which clarifies and modernizes the accounting for costs related to internal-use software by removing references to project stages and clarifying the probable-to-complete threshold for capitalization of internal-use software costs when significant development uncertainty exists. ASU 2025-06 is effective for annual reporting periods beginning after December 15, 2027, and interim periods within those annual reporting periods. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
March 31, 2026	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$29,474	$40	$(272)	$—	$29,242
U.S. States, Territories, and Political Subdivisions	19,702	60	(1,086)	—	18,676
Special revenue excluding mortgage/asset-backed securities	20,172	28	(1,968)	—	18,232
Corporate and other	718,143	4,253	(15,701)	—	706,695
Mortgage/asset-backed securities	643,943	3,536	(10,607)	—	636,872
Total available-for-sale investments	$1,431,434	$7,917	$(29,634)	$—	$1,409,717

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
December 31, 2025	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$97	$(226)	$—	$23,587
U.S. States, Territories, and Political Subdivisions	19,745	111	(994)	—	18,862
Special revenue excluding mortgage/asset-backed securities	19,280	72	(1,887)	—	17,465
Corporate and other	606,748	9,891	(8,404)	—	608,235
Mortgage/asset-backed securities	558,116	5,922	(8,000)	—	556,038
Total available-for-sale investments	$1,227,605	$16,093	$(19,511)	$—	$1,224,187

Security holdings in an unrealized loss position

As of March 31, 2026, the Company held 754 fixed maturity securities in an unrealized loss position with a total estimated fair value of $857.6 million and total gross unrealized losses of $29.6 million. As of December 31, 2025, the Company held 391 fixed maturity securities in an unrealized loss position with a total estimated fair value of $375.4 million and total gross unrealized losses of $19.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of March 31, 2026 and December 31, 2025, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
March 31, 2026	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$10,567	$(81)	$5,697	$(191)	$16,264	$(272)
U.S. States, Territories, and Political Subdivisions	2,465	(14)	13,923	(1,072)	16,388	(1,086)
Special revenue excluding mortgage/asset-backed securities	1,060	(8)	15,100	(1,960)	16,160	(1,968)
Corporate and other	298,342	(6,136)	151,937	(9,565)	450,279	(15,701)
Mortgage/asset-backed securities	286,236	(2,646)	72,262	(7,961)	358,498	(10,607)
Total available-for-sale investments	$598,670	$(8,885)	$258,919	$(20,749)	$857,589	$(29,634)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$2,006	$(38)	$5,704	$(188)	$7,710	$(226)
U.S. States, Territories, and Political Subdivisions	5,157	(441)	9,509	(553)	14,666	(994)
Special revenue excluding mortgage/asset-backed securities	—	—	15,185	(1,887)	15,185	(1,887)
Corporate and other	49,963	(948)	160,780	(7,456)	210,743	(8,404)
Mortgage/asset-backed securities	47,313	(406)	79,733	(7,594)	127,046	(8,000)
Total available-for-sale investments	$104,439	$(1,833)	$270,911	$(17,678)	$375,350	$(19,511)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 2 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

Based on the Company’s review as of March 31, 2026, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at March 31, 2026, by contractual maturity, are shown below.

	Amortized	Fair
	Cost	Value
	($ in thousands)
Due within one year	$61,100	$61,029
Due after one year through five years	286,548	282,929
Due after five years through ten years	261,369	258,947
Due after ten years	178,474	169,940
Mortgage and asset-backed securities	643,943	636,872
	$1,431,434	$1,409,717

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Interest income	$17,308	$11,965
Dividend income	970	317
Investment expense	(294)	(211)
Net investment income	$17,984	$12,071

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$7	$25
Gains on sales of equity securities	—	16
Total realized gains	7	41
Realized losses:
Losses on sales of fixed maturity securities	—	(460)
Losses on sales of equity securities	—	(9)
Total realized losses	—	(469)
Net realized investment gains (losses)	7	(428)
Change in allowance for credit losses	—	244
Net unrealized losses on equity securities	(2,094)	(2,332)
Net unrealized losses on equity method investment	—	(18)
Net unrealized gains on other investments	193	196
Net realized and unrealized losses on investments	$(1,894)	$(2,338)

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $15.4 million and $2.0 million for the three months ended March 31, 2026 and 2025, respectively. Proceeds from the sale of equity securities were an insignificant amount and $1.8 million for the three months ended March 31, 2026 and 2025.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the unaudited condensed consolidated balance sheets. As of March 31, 2026 and December 31, 2025, the carrying value of securities on deposit with state regulatory authorities was $18.6 million and $13.5 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the unaudited condensed consolidated balance sheets. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of March 31, 2026, the Company had unfunded commitments to invest an additional $136.1 million in these limited partnerships.

3. Derivative Instruments

The Company uses commodity-based derivative instruments, specifically put options on livestock, as part of its financial risk management program to mitigate price risk associated with certain insurance contracts exposed to livestock commodity price fluctuations. As part of this program, the Company employs an economic hedging strategy using derivatives to reduce exposure to adverse livestock price movements. The notional amount of derivative contracts held and the degree of hedged exposure are actively managed and vary based on volume of the business written. The Company does not use derivatives for speculative or trading purposes. All derivative positions are intended to support the overall risk management objectives of the business. The Company has not elected hedge accounting for these derivatives.

These derivative instruments are recorded at fair value on the unaudited condensed consolidated balance sheets within “Other investments,” with changes in fair value recognized in earnings in “Losses and loss adjustment expenses.”

As of March 31, 2026, the notional amount and fair value of the Company’s derivative assets were $13.2 million and $4.4 million, respectively. As of December 31, 2025, the notional amount and fair value of the Company’s derivative assets were $16.4 million and $9.9 million, respectively. For the three months ended March 31, 2026 and 2025, the Company recognized $12.3 million and an insignificant amount, respectively, of pre-tax net gains related to these derivatives, which were included in earnings within “Losses and loss adjustment expenses.”

See Note 2 to the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional discussion of the Company’s derivative instrument policy.

4. Fair Value Measurements

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025.

March 31, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$29,242	$—	$29,242
U.S. States, Territories, and Political Subdivisions	—	18,676	—	18,676
Special revenue excluding mortgage/asset-backed securities	—	18,232	—	18,232
Corporate and other	—	706,695	—	706,695
Mortgage/asset-backed securities	—	636,872	—	636,872
Equity securities	111,080	1,141	118	112,339
Cash, cash equivalents, and restricted cash	56,554	—	—	56,554
Derivative assets	4,390	—	—	4,390
Total assets	$172,024	$1,410,858	$118	$1,583,000

December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$23,587	$—	$23,587
U.S. States, Territories, and Political Subdivisions	—	18,862	—	18,862
Special revenue excluding mortgage/asset-backed securities	—	17,465	—	17,465
Corporate and other	—	608,235	—	608,235
Mortgage/asset-backed securities	—	556,038	—	556,038
Equity securities	99,333	—	—	99,333
Cash, cash equivalents, and restricted cash	106,892	—	—	106,892
Derivative assets	9,934	—	—	9,934
Total assets	$216,159	$1,224,187	$—	$1,440,346

The carrying amounts of financial assets and liabilities reported in the accompanying condensed consolidated balance sheet including cash and cash equivalents, restricted cash, receivables, reinsurance recoverable, and accounts payable and other accrued liabilities approximate fair value due to their short-term maturity.

The Company’s derivative assets are measured at fair value in accordance with ASC 815, and are included on the unaudited condensed consolidated balance sheets within “Other investments” with any changes in fair value recorded in earnings in “Losses and loss adjustment expenses.” See Note 3 for further information regarding the Company’s derivative assets.

The carrying amount of any borrowings under the Federal Home Loan Bank (“FHLB”) line of credit and U.S. Bank revolving facility (the “Revolving Facility”) approximate fair value as the credit agreements have variable rates which frequently reprice at market rates.

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of March 31, 2026 and December 31, 2025, the Company had an insignificant amount of securities classified as Level 3.

5. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$275,959	$155,299
Add: Balances acquired(1)	22,178	6,788
Add: Incurred losses and LAE, net of reinsurance, related to:(2)
Current year	97,430	43,059
Prior years	(10,333)	(4,316)
Total incurred	87,097	38,743
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	20,718	4,998
Prior years	23,500	13,170
Total payments	44,218	18,168
Reserve for losses and LAE net of reinsurance recoverables at end of period	341,016	182,662
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	430,782	361,227
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$771,798	$543,889

(1)
Represents amounts recognized in Reserve for losses and LAE net of reinsurance recoverables upon acquisition of The Gray Casualty and Surety Company (“Gray Surety”) and FIA on 1/31/2026 and 1/1/2025, respectively, in accordance with ASC 805, Business Combinations. See Note 23 of the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K and Note 13 of this Quarterly Report on Form 10-Q for additional information regarding the acquisitions.
(2)
Losses for the three months ended March 31, 2026 and 2025 include $12.3 million and an insignificant amount, respectively, of gains on derivative instruments.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $10.3 million and favorable prior year development of $4.3 million during the three months ended March 31, 2026 and 2025, respectively.

Favorable prior year development during the three months ended March 31, 2026 and 2025 was primarily due to lower than anticipated severity of attritional losses in the Company’s Inland Marine and Property line of business.

6. Stockholders’ Equity

As of March 31, 2026 and December 31, 2025, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of March 31, 2026 and December 31, 2025, the Company had 500,000,000 common shares authorized and 26,514,295 and 26,520,417 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid-in capital was $533.6 million as of March 31, 2026 and $523.2 million as of December 31, 2025.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of March 31, 2026:

Stock options outstanding under 2019 Equity Incentive Plan	498,011
Restricted stock units outstanding under 2019 Equity Incentive Plan	332,091
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	552,064
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,674,852
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,814,096
Total	7,871,114

Stock based compensation

The following table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Stock-based compensation	$8,786	$4,745

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

The following table summarizes stock option transactions for the three months ended March 31, 2026:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value ($ in thousands)
Outstanding at January 1, 2026	499,676	$32.15	3.9	$51,273
Options granted	—	—
Options exercised	(1,665)	15.00
Options cancelled	—	—
Outstanding at March 31, 2026	498,011	$32.20	3.6	$52,229
Vested and Exercisable at March 31, 2026	498,011	$32.20	3.6	$52,229

As of March 31, 2026, the Company had no unrecognized stock-based compensation expense related to stock options.

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

The following table summarizes RSU transactions for the three months ended March 31, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	296,285	$89.73
Granted	145,981	120.01
Released	(107,437)	75.00
Forfeited	(2,738)	92.05
Non-vested outstanding at March 31, 2026	332,091	$107.79

As of March 31, 2026, the Company had approximately $32.2 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 2.1 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021 and are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of March 31, 2026, four stock price milestones have been achieved solely with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

Effective starting with 2025 grants, PSUs issued to executives include a relative total shareholder return (“RTSR”) modifier. The RTSR modifier adjusts PSU payouts up or down based on the Company’s shareholder return relative to the S&P 1500 Property & Casualty Insurance Index (the “Index”) over a three-year measurement period. These PSUs were valued using a Monte Carlo simulation with key valuation assumptions as follows:

	2026 Awards	2025 Awards
Term	2.9 years	2.9 years
Risk-free interest rate (1)	3.62%	4.22%
Volatility (2)	38.72%	45.00%
Weighted average fair value (3)	$125.79	$116.50

(1)
The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)
Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)
The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The following table summarizes PSU transactions for the three months ended March 31, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	502,022	$49.05
Granted	117,925	105.25
Vested	(67,883)	51.24
Forfeited	—	—
Non-vested outstanding at March 31, 2026	552,064	$60.79

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of March 31, 2026, the Company had approximately $24.5 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.0 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 7,148 shares pursuant to the ESPP during the three months ended March 31, 2026.

Share repurchases

In July 2025, the Company’s Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of outstanding shares of common stock through July 31, 2027.

The Company repurchased 190,255 shares for $23.1 million at an average price of $121.33 per share under this program during the three months ended March 31, 2026. Approximately $89.6 million remains available for future repurchases under this program. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

7. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Three Months Ended March 31,
	2026	2025
	($ in thousands)
Beginning Balance	$(2,506)	$(26,845)

Other comprehensive (loss) income before reclassification	(18,304)	11,829
Federal income tax benefit (expense)	4,362	(1,970)
Other comprehensive (loss) income before reclassification, net of tax	(13,942)	9,859

Amounts reclassified from AOCI	(7)	435
Federal income tax benefit (expense)	2	(91)
Amounts reclassified from AOCI, net of tax	(5)	344

Other comprehensive (loss) income	(13,947)	10,203
Balance at end of period	$(16,453)	$(16,642)

8. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Product (1)
Casualty	$206,299	32.8%	$133,102	30.1%
Inland Marine and Property	166,564	26.4%	113,326	25.6%
Earthquake	137,315	21.8%	133,695	30.3%
Crop	87,773	13.9%	48,220	10.9%
Surety & Credit	31,877	5.1%	13,820	3.1%
Total gross written premiums	$629,828	100.0%	$442,163	100.0%

(1)
Beginning in 2026, the Company has updated the categorization of its products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
State
California	$157,619	25.0%	$139,723	31.6%
Texas	63,584	10.1%	44,991	10.2%
Florida	29,888	4.7%	18,641	4.2%
New York	24,483	3.9%	14,597	3.3%
Hawaii	22,845	3.6%	20,358	4.6%
Washington	19,199	3.1%	15,669	3.5%
Colorado	15,329	2.4%	12,168	2.8%
Oklahoma	14,683	2.3%	4,192	0.9%
Other	282,198	44.9%	171,824	38.9%
Total gross written premiums	$629,828	100.0%	$442,163	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of		% of
	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$323,753	51.4%	$230,917	52.2%
PESIC	270,070	42.9%	190,786	43.1%
Laulima	18,671	2.9%	16,037	3.7%
PCSC	12,421	2.0%	—	—%
FIA	4,913	0.8%	4,423	1.0%
Total gross written premiums	$629,828	100.0%	$442,163	100.0%

9. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For the three months ended March 31, 2026 and 2025, the Company’s income tax rates of 19.7% and 20.1%, respectively, were lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises offset by non-deductible executive compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company does not expect the enactment of OBBBA to materially impact the Company’s overall income tax expense.

10. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended March 31,
	2026	2025
	(in thousands, except shares and per share data)
Net income	$42,947	$42,922
Weighted average common shares outstanding:
Basic	26,572,165	26,658,106
Common Share equivalents	768,675	741,891
Diluted	27,340,840	27,399,997

Earnings per share:
Basic	$1.62	$1.61
Diluted	$1.57	$1.57

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

As of March 31, 2026, the Company’s catastrophe event retention is $20.0 million for earthquake events and $11.0 million for continental hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735.0 million with a retention of $1.5 million. As of March 31, 2026, the Company’s XOL reinsurance structure provides protection up to $3.5 billion for earthquake events and $100.0 million for continental U.S. hurricane events.

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

12. Credit Agreements

U.S. Bank Credit Agreement

In December 2021, the Company entered into a credit agreement with U.S. Bank National Association (the “2021 Credit Agreement”), which provided a revolving credit facility of up to $100 million through December 8, 2026. In January 2026, the Company entered into a new credit agreement (the “2026 Credit Agreement”) that replaced the 2021 Credit Agreement. The 2026 Credit Agreement provides for unsecured credit facilities totaling $450 million, comprised of a $150 million revolving facility (the “Revolving Facility”) and a $300 million term loan (the “Term Loan”), each maturing on January 27, 2031. Borrowings under the 2026 Credit Agreement bear interest at variable rates based on Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, plus an applicable margin determined by the Company’s debt-to-capital ratio (as defined in the 2026 Credit Agreement). In addition to interest on funds borrowed, the Company must pay an unused line fee of up to 0.25%, determined by the Company’s debt-to-capital ratio, on any amounts not borrowed. The Term Loan amortizes quarterly, and borrowings may be prepaid in full or in part with no penalty or premium. Obligations under the 2026 Credit Agreement are guaranteed by certain of the Company’s domestic subsidiaries and are unsecured, subject to a negative pledge. Proceeds from the 2026 Credit Agreement may be used for general corporate purposes, including permitted acquisitions and the refinancing of existing indebtedness.

The 2026 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends, and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The 2026 Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of March 31, 2026, the Company was in compliance with all debt covenants.

As of March 31, 2026, the Company had $297.4 million outstanding on its Term Loan. Interest expense on the Term Loan was $2.9 million for the three months ended March 31, 2026.

As of March 31, 2026 and December 31, 2025, the Company had no borrowings outstanding on the 2021 Credit Agreement. Interest expense on the 2021 Credit Agreement was insignificant and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

As of March 31, 2026, the Company had no borrowings outstanding on the Revolving Facility. Interest expense on the Revolving Facility was $0.1 million for the three months ended March 31, 2026.

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

As of March 31, 2026 and December 31, 2025 the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB line of credit was $0.1 million and insignificant for the three months ended March 31, 2026 and 2025, respectively.

13. Business Acquisitions

On January 31, 2026, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Gray Surety for aggregate consideration of approximately $314.8 million. The acquisition was funded with proceeds from the Term Loan (as defined in Note 12) and cash on hand and was completed to expand the Company’s surety platform. The Company subsequently renamed Gray Surety to Palomar Casualty & Surety Company (“PCSC”).

The acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations and ASC 944 Financial Services - Insurance. The allocation of the purchase price to the assets acquired and liabilities assumed is preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date. The results of operations of Gray Surety have been included in the Company’s condensed consolidated financial statements since the acquisition date of January 31, 2026. For the three months ended March 31, 2026, Gray Surety contributed revenue of $12.0 million and net loss of $1.2 million.

The Company recognized $7.4 million of acquisition-related expenses for Gray Surety during the three months ended March 31, 2026, within Other underwriting expenses on the Consolidated Statement of Income and Comprehensive Income. These expenses include advisory, legal, accounting, valuation, and other due diligence costs.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
($ in thousands)
Cash and cash equivalents	$67,683
Investments	113,149
Receivables (premiums and investment income)	14,520
Reinsurance recoverable	5,652
Intangible assets	50,200
Value of business acquired (VOBA)	23,067
Other assets	1,350
Total assets	275,621

Accounts payable and other accrued liabilities	11,088
Reserve for losses and loss adjustment expenses	22,178
Unearned premiums	33,730
Income taxes payable	829
Deferred tax liability	15,029
Net assets acquired	192,767
Goodwill	$121,236

Intangible assets were comprised of the following:

	Amount
	($ in thousands)	Useful Life	Amortization	Valuation Approach
Customer relationships	$45,200	8 years	Straight-line	Multi-period excess earnings method
State licenses	5,000	Indefinite	Not amortized	Multi-period excess earnings method
Total intangible assets	$50,200

The table above excludes value of business acquired (“VOBA”), which is presented separately in the purchase price allocation due to its insurance-specific nature and amortization pattern. In connection with the acquisition, the Company recognized VOBA in accordance with ASC 944-805-30-1. Upon acquisition, the Company acquired the contractual insurance and reinsurance assets of Gray Surety, including existing deferred acquisition costs. These deferred acquisition costs were derecognized, as they represent historical costs of the acquiree, and the Company recognized the fair value of the in-force insurance contracts, including a VOBA component representing the present value of future underwriting profits. This component was determined using an income approach based on expected future cash flows discounted at a weighted-average cost of capital.

The Company recognized total VOBA of approximately $23.1 million recorded within intangible assets, representing the present value of future underwriting profits associated with the acquired in-force policies.

VOBA is amortized over the expected remaining life of the underlying policies in proportion to the earning pattern of the related unearned premium as of the acquisition date. VOBA balances are subject to recoverability testing. No impairment was identified as of March 31, 2026.

Goodwill of $121.2 million represents the excess of consideration transferred over the fair value of the net identifiable assets acquired. Goodwill reflects the expected synergies from combining Gray Surety’s surety and bond platform with the Company’s specialty insurance operations, including expanded distribution relationships, cross-selling opportunities, and operational efficiencies. Goodwill is not deductible for income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Gray Surety as if the acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2025, nor does it purport to project the future results of operations of the combined company. Significant pro forma adjustments include amortization of VOBA, financing costs, transactions costs, and related tax effects.

	Three Months Ended
	March 31,
	2026	2025
	(Unaudited, $ in thousands)
Pro forma revenue	$269,730	$182,084
Pro forma net income	48,329	37,432

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Such assumptions are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2025 and Part II within this report. Actual results could differ materially from those expressed in, or implied by, these forward looking statements. Forward looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2026.

References to the “Company,” “Palomar,” “we,” “us,” and “our” are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative solutions in five product categories: Earthquake, Inland Marine and Property, Casualty, Crop, and Surety & Credit. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”), and First Indemnity of America Insurance Co. (“FIA”) carry an “A” (Excellent) rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. Palomar Casualty and Surety Company (“PCSC”) carries an “A-” (Excellent) rating from A.M. Best.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have organically increased gross written premiums from $16.6 million in our first year of operations to $2.0 billion for the year ended December 31, 2025, which reflects a compound annual growth rate of approximately 55%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 46%.

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

Recent Developments

The Company successfully closed a 144A catastrophe bond transaction during the second quarter of 2026.

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

Net Earned Premiums

Net earned premiums represent the earned portion of our gross written premiums, less the earned portion that is ceded to third-party reinsurers under our reinsurance agreements. The majority of our insurance policies have a term of one year and premiums are earned pro rata over the terms of the policies. Crop premiums are earned ratably over the risk period. The requisite reporting of Crop premiums is primarily received in the third quarter, after the start of the risk period, and earned premium is caught up to cover the period between the start of the risk period and receipt of reporting. Generally, this process results in a significant amount of the Crop earned premiums being recognized in the third quarter of each year.

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

Adjusted net income is a non‑GAAP financial measure defined as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of net income calculated in accordance with GAAP to adjusted net income.

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

Results of Operations

Three months ended March 31, 2026 compared to three months ended March 31, 2025

The following table summarizes our results for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$629,828	$442,163	$187,665	42.4%
Ceded written premiums	(291,913)	(230,745)	(61,168)	26.5%
Net written premiums	337,915	211,418	126,497	59.8%
Net earned premiums	261,438	164,070	97,368	59.3%
Commission and other income	1,410	830	580	69.9%
Total underwriting revenue (1)	262,848	164,900	97,948	59.4%
Losses and loss adjustment expenses	87,097	38,743	48,354	124.8%
Acquisition expenses, net of ceding commissions and fronting fees	70,315	46,359	23,956	51.7%
Other underwriting expenses	64,907	35,733	29,174	81.6%
Underwriting income (1)	40,529	44,065	(3,536)	(8.0)%
Interest expense	(3,158)	(85)	(3,073)	NM
Net investment income	17,984	12,071	5,913	49.0%
Net realized and unrealized losses on investments	(1,894)	(2,338)	444	(19.0)%
Income before income taxes	53,461	53,713	(252)	(0.5)%
Income tax expense	10,514	10,791	(277)	(2.6)%
Net income	$42,947	$42,922	$25	0.1%
Adjustments:
Net realized and unrealized losses on investments	1,894	2,338	(444)	(19.0)%
Expenses associated with transactions	7,406	2,088	5,318	254.7%
Stock-based compensation expense	8,786	4,745	4,041	85.2%
Amortization of intangibles	6,055	707	5,348	NM
Tax impact	(3,951)	(1,494)	(2,457)	164.5%
Adjusted net income (1)	$63,137	$51,306	$11,831	23.1%
Key Financial and Operating Metrics
Annualized return on equity	18.1%	22.6%
Annualized adjusted return on equity (1)	26.6%	27.0%
Loss ratio	33.3%	23.6%
Expense ratio	51.2%	49.5%
Combined ratio	84.5%	73.1%
Adjusted combined ratio (1)	76.0%	68.5%
Diluted earnings per share	$1.57	$1.57
Diluted adjusted earnings per share (1)	$2.31	$1.87
Catastrophe losses	$268	$(542)
Catastrophe loss ratio (1)	0.1%	(0.3)%
Adjusted combined ratio excluding catastrophe losses (1)	75.9%	68.9%
Adjusted underwriting income (1)	$62,776	$51,605	$11,171	21.6%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of the non‑GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $187.7 million, or 42.4%, to $629.8 million for the three months ended March 31, 2026 compared to $442.2 million for the three months ended March 31, 2025. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Inland Marine and Property lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product (1)
Casualty	$206,299	32.8%	$133,102	30.1%	$73,197	55.0%
Inland Marine and Property	166,564	26.4%	113,326	25.6%	53,238	47.0%
Earthquake	137,315	21.8%	133,695	30.3%	3,620	2.7%
Crop	87,773	13.9%	48,220	10.9%	39,553	82.0%
Surety & Credit	31,877	5.1%	13,820	3.1%	18,057	130.7%
Total gross written premiums	$629,828	100.0%	$442,163	100.0%	$187,665	42.4%

(1)
Beginning in 2026, we updated the categorization of our products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended March 31,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$323,753	51.4%	$230,917	52.2%	$92,836	40.2%
PESIC	270,070	42.9%	190,786	43.1%	79,284	41.6%
Laulima	18,671	2.9%	16,037	3.7%	2,634	16.4%
PCSC	12,421	2.0%	—	—%	12,421	—%
FIA	4,913	0.8%	4,423	1.0%	490	11.1%
Total gross written premiums	$629,828	100.0%	$442,163	100.0%	$187,665	42.4%

Ceded Written Premiums

Ceded written premiums increased $61.2 million, or 26.5%, to $291.9 million for the three months ended March 31, 2026 from $230.7 million for the three months ended March 31, 2025. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Inland Marine and Property lines.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 46.3% for the three months ended March 31, 2026 from 52.2% for the three months ended March 31, 2025. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $126.5 million, or 59.8%, to $337.9 million for the three months ended March 31, 2026 from $211.4 million for the three months ended March 31, 2025. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Inland Marine and Property lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $97.4 million, or 59.3%, to $261.4 million for the three months ended March 31, 2026 from $164.1 million for the three months ended March 31, 2025 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The following table shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	($ in thousands)
Gross earned premiums	$503,873	$375,776	$128,097	34.1%
Ceded earned premiums	(242,435)	(211,706)	(30,729)	14.5%
Net earned premiums	$261,438	$164,070	$97,368	59.3%

Net earned premium ratio	51.9%	43.7%

Our net earned premium ratio increased due to changes in our composition of business whereby premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period.

Commission and Other Income

Commission and other income increased $0.6 million to $1.4 million for the three months ended March 31, 2026 from $0.8 million for the three months ended March 31, 2025. The balance increased due to an increase in commissions and policy related fees driven by increased premiums written.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $48.4 million, or 124.8%, to $87.1 million for the three months ended March 31, 2026 from $38.7 million for the three months ended March 31, 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	($ in thousands)
Catastrophe losses	$268	$(542)	$810	149.4%
Non-catastrophe losses	86,829	39,285	47,544	121.0%
Total losses and loss adjustment expenses	$87,097	$38,743	$48,354	124.8%

Catastrophe loss ratio	0.1%	(0.3)%
Non-catastrophe loss ratio	33.2%	23.9%
Total loss ratio	33.3%	23.6%

Catastrophe loss activity for the quarter ended March 31, 2026 was primarily related to Hawaii flood activity offset by favorable development on prior period catastrophe events.

Catastrophe loss activity for the quarter ended March 31, 2025 was related to favorable development on prior period catastrophe events.

Non-catastrophe losses increased for the three months ended March 31, 2026 compared to the three months ended March 31, 2025 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Property and due to our decision to retain a higher percentage of premiums and losses on our Crop business in 2026.

Acquisition Expenses

Acquisition expenses increased $24.0 million, or 51.7%, to $70.3 million for the three months ended March 31, 2026 from $46.4 million for the three months ended March 31, 2025. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 14.0% for the three months ended March 31, 2026 compared to 12.3% for the three months ended March 31, 2025. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $29.2 million, or 81.6%, to $64.9 million for the three months ended March 31, 2026 from $35.7 million for the three months ended March 31, 2025. The increase was primarily due to us incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 12.9% for the three months ended March 31, 2026 compared to 9.5% for the three months ended March 31, 2025. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 8.5% for the three months ended March 31, 2026 compared to 7.5% for the three months ended March 31, 2025. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $5.9 million, or 49.0%, to $18.0 million for the three months ended March 31, 2026 from $12.1 million for the three months ended March 31, 2025. The increase was primarily due to a higher average balance of investments during the three months ended March 31, 2026 due to the investing of cash generated from operations and higher yields on invested assets versus the prior year.

We incurred $1.9 million of net realized and unrealized losses on investments for the three months ended March 31, 2026 compared to $2.3 million of net realized and unrealized losses for the three months ended March 31, 2025. In both periods, the balance was primarily driven by unrealized losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	March 31,
	2026	2025	Change	% Change
	($ in thousands)
Interest income	$17,308	$11,965	$5,343	44.7%
Dividend income	970	317	653	206.0%
Investment management fees and expenses	(294)	(211)	(83)	39.3%
Net investment income	17,984	12,071	5,913	49.0%
Net realized and unrealized losses on investments	(1,894)	(2,338)	444	(19.0)%
Total	$16,090	$9,733	$6,357	65.3%

Income Tax Expense

Income tax expense decreased $0.3 million to $10.5 million for the three months ended March 31, 2026 from $10.8 million for the three months ended March 31, 2025 due to lower pre-tax income for the period ended March 31, 2026. For the three months ended March 31, 2026 and 2025 our income tax rates of 19.7% and 20.1%, respectively, were lower than the statutory rate of 21% due primarily to the tax impact of the permanent component of employee stock option exercises, offset by non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Total revenue	$278,938	$174,633
Net investment income	(17,984)	(12,071)
Net realized and unrealized losses on investments	1,894	2,338
Underwriting revenue	$262,848	$164,900

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Income before income taxes	$53,461	$53,713
Net investment income	(17,984)	(12,071)
Net realized and unrealized losses on investments	1,894	2,338
Interest expense	3,158	85
Underwriting income	$40,529	$44,065
Expenses associated with transactions	7,406	2,088
Stock-based compensation expense	8,786	4,745
Amortization of intangibles	6,055	707
Adjusted underwriting income	$62,776	$51,605

Adjusted Net Income

We define adjusted net income as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitably of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Net income	$42,947	$42,922
Adjustments:
Net realized and unrealized losses on investments	1,894	2,338
Expenses associated with transactions	7,406	2,088
Stock-based compensation expense	8,786	4,745
Amortization of intangibles	6,055	707
Tax impact	(3,951)	(1,494)
Adjusted net income	$63,137	$51,306

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Annualized adjusted net income	$252,548	$205,224
Average stockholders’ equity	$950,853	$759,739
Annualized adjusted return on equity	26.6%	27.0%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$220,909	$120,005
Denominator: Net earned premiums	$261,438	$164,070
Combined ratio	84.5%	73.1%
Adjustments to numerator:
Expenses associated with transactions	$(7,406)	$(2,088)
Stock-based compensation expense	(8,786)	(4,745)
Amortization of intangibles	(6,055)	(707)
Adjusted combined ratio	76.0%	68.5%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
	(in thousands, except per share data)
Adjusted net income	$63,137	$51,306
Weighted-average common shares outstanding, diluted	27,340,840	27,399,997
Diluted adjusted earnings per share	$2.31	$1.87

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Numerator: Losses and loss adjustment expenses	$87,097	$38,743
Denominator: Net earned premiums	$261,438	$164,070
Loss ratio	33.3%	23.6%

Numerator: Catastrophe losses	$268	$(542)
Denominator: Net earned premiums	$261,438	$164,070
Catastrophe loss ratio	0.1%	(0.3)%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$220,909	$120,005
Denominator: Net earned premiums	$261,438	$164,070
Combined ratio	84.5%	73.1%
Adjustments to numerator:
Expenses associated with transactions	$(7,406)	$(2,088)
Stock-based compensation expense	(8,786)	(4,745)
Amortization of intangibles	(6,055)	(707)
Catastrophe losses	(268)	542
Adjusted combined ratio excluding catastrophe losses	75.9%	68.9%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	March 31,	December 31,
	2026	2025
	($ in thousands)
Stockholders’ equity	$959,039	$942,667
Goodwill and intangible assets	(246,172)	(61,054)
Tangible stockholders’ equity	$712,867	$881,613

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on dividends or other distributions from our subsidiaries and affiliates, whose ability to pay us is highly regulated.

Our U.S. insurance company subsidiaries, PSIC, PESIC, FIA, and PCSC are restricted by the statutes as to the amount of dividends that they may pay without prior approval by state insurance commissioners.

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

We are subject to New Jersey law, such that all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $1.8 million in 2026, conditional upon the Commissioner’s approval.

Under Louisiana law which governs PCSC, the maximum amount of stockholder dividends that the Company may pay without prior approval of the Louisiana Insurance Commissioner is limited to the lessor of (i) statutory net income for the preceding three calendar years excluding realized capital gains and dividend paid during the preceding two calendar years, or (II) 10% of statutory surplus. Based on the above restrictions, PCSC may pay a dividend or distribution of no greater than $13.2 million in 2026 without approval of the Louisiana Insurance Commissioner.

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

Management believes that our current liquidity and cash receipts from written premiums, investment income, proceeds from investment sales and redemptions, and reinsurance recoveries, if necessary, are sufficient to cover cash outflows for each of our insurance subsidiaries in the foreseeable future.

The following table summarizes our cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
	2026	2025
	($ in thousands)
Cash provided by (used in):
Operating activities	$47,025	$87,183
Investing activities	(373,383)	(51,944)
Financing activities	276,020	3,549
Change in cash, cash equivalents, and restricted cash	$(50,338)	$38,788

Our cash flow from operating activities was positive during the three months ended March 31, 2026 and 2025. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flows.

Cash used in investing activities for the three months ended March 31, 2026 and 2025 related primarily to purchases of fixed maturity securities in excess of sales and maturities and acquisitions occurring in each period.

Cash provided by financing activities for the three months ended March 31, 2026 was related to the issuance of a term loan for $297.4 million, the receipt of $0.9 million in proceeds from policy holder contributions of surplus, and the receipt of $0.7 million in proceeds from our employee stock purchase plan, partially offset by repurchases of $23.1 million of our common stock. Cash provided by financing activities for the three months ended March 31, 2025 was related to the receipt of $2.4 million in proceeds from stock option exercises, the receipt of $0.8 million in proceeds from policy holder contributions of surplus, and the receipt of $0.5 million in proceeds from our employee stock purchase plan, partially offset by $0.1 million in offering costs from the August 2024 secondary offering.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.6 billion in cash and investment securities available at March 31, 2026. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

On July 31, 2025, our Board of Directors approved a share repurchase program authorizing the repurchase of up to $150 million of our outstanding common stock through July 31, 2027. As such, we have used and may use our cash in the future to purchase outstanding shares of our common stock. Under this share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 190,255 shares for $23.1 million under this program during the three months ended March 31, 2026 and $89.6 million remains available for future repurchases.

On April 30, 2026, our Board of Directors approved a share repurchase program, effective May 6, 2026, which replaces the previous program, and authorizes the repurchase of up to $200 million of our outstanding common stock through May 6, 2028. Under this new share repurchase program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws.

Credit Agreements

We have the ability to access additional capital through multiple credit agreements.

In December 2021, we entered into a credit agreement with U.S. Bank National Association (the “2021 Credit Agreement”) which provided a revolving credit facility of up to $100 million through December 8, 2026. In January 2026, we entered into a new credit agreement (the “2026 Credit Agreement”) that replaced the 2021 Credit Agreement. The 2026 Credit Agreement provides for unsecured credit facilities totaling $450 million, comprised of a $150 million revolving facility (the “Revolving Facility”) and a $300 million term loan (the “Term Loan”), each maturing on January 27, 2031. Borrowings under the 2026 Credit Agreement bear interest at variable rates based on Term Secured Overnight Financing Rate (“SOFR”) or an alternate base rate, plus an applicable margin determined by our debt-to-capital ratio (as defined in the 2026 Credit Agreement). In addition to interest on funds borrowed, we must pay an unused line fee of up to 0.25%, determined by our debt-to-capital ratio (as defined in the 2026 Credit Agreement), on any amounts not borrowed. The Term Loan amortizes quarterly, and borrowings may be prepaid without premium. Obligations under the 2026 Credit Agreement are guaranteed by certain of our domestic subsidiaries and are unsecured, subject to a negative pledge. Proceeds from the 2026 Credit Agreement may be used for general corporate purposes, including permitted acquisitions and the refinancing of existing indebtedness.

Currently, $4.1 million of the borrowing capacity of the Revolving Facility is pledged as collateral and not able to be utilized.

As of March 31, 2026, the Company had $297.4 million outstanding on its Term Loan.

As of March 31, 2026, we had no borrowings outstanding through the 2021 Credit Agreement and the Revolving Facility.

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

As of March 31, 2026, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At March 31, 2026, total stockholders’ equity was $959.0 million and tangible stockholders’ equity was $712.9 million, compared to total stockholders’ equity of $942.7 million and tangible stockholders’ equity of $881.6 million as of December 31, 2025. Stockholders’ equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Investment Committee reviews and recommends investment guidelines, which are subject to approval by our Board of Directors in accordance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, and equity securities. As of March 31, 2026, the majority of our investment portfolio, or $1.4 billion, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $112.3 million of equity securities, $36.0 million of investments in limited partnerships, and $4.4 million of a livestock put option. In addition, we maintained a non‑restricted cash and cash equivalent balance of $56.5 million at March 31, 2026. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.21 and 3.81 years and an average rating of “A1/A+” as of March 31, 2026 and December 31, 2025, respectively. Our fixed income investment portfolio had a book yield of 4.89% as of March 31, 2026, compared to 4.83% as of December 31, 2025.

At March 31, 2026 and December 31, 2025 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
March 31, 2026	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$29,474	$29,242	2.1%
U.S. States, Territories, and Political Subdivisions	19,702	18,676	1.3%
Special revenue excluding mortgage/asset-backed securities	20,172	18,232	1.3%
Corporate and other	718,143	706,695	50.1%
Mortgage/asset-backed securities	643,943	636,872	45.2%
Total available-for-sale investments	$1,431,434	$1,409,717	100.0%

	Amortized	Fair	% of Total
December 31, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$23,587	1.9%
U.S. States, Territories, and Political Subdivisions	19,745	18,862	1.5%
Special revenue excluding mortgage/asset-backed securities	19,280	17,465	1.4%
Corporate and other	606,748	608,235	49.7%
Mortgage/asset-backed securities	558,116	556,038	45.5%
Total available-for-sale investments	$1,227,605	$1,224,187	100.0%

The following tables provide the credit quality of investment securities as of March 31, 2026 and December 31, 2025:

	Estimated	% of
March 31, 2026	Fair Value	Total
	($ in thousands)
Rating
AAA	$157,415	11.2%
AA	468,089	33.2%
A	388,322	27.5%
BBB	342,654	24.3%
BB	49,314	3.5%
B	3,923	0.3%
	$1,409,717	100.0%

	Estimated	% of
December 31, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$143,223	11.7%
AA	411,484	33.6%
A	318,324	26.0%
BBB	297,191	24.3%
BB	48,471	4.0%
B	3,993	0.3%
CCC & Below	1,501	0.1%
	$1,224,187	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of March 31, 2026 were as follows:

	Amortized	Fair	% of Total
March 31, 2026	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$61,100	$61,029	4.3%
Due after one year through five years	286,548	282,929	20.1%
Due after five years through ten years	261,369	258,947	18.4%
Due after ten years	178,474	169,940	12.1%
Mortgage and asset-backed securities	643,943	636,872	45.1%
	$1,431,434	$1,409,717	100.0%

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

Our catastrophe event retention is $20 million for earthquake events and $11 million for hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. Our reinsurance coverage exhausts at $3.5 billion for earthquake events and $100 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250-year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250-year PML for our other lines.

In the event that multiple catastrophe events occur in a period, many of our contracts include the right to reinstate reinsurance limits for potential future recoveries during the same contract year and preserve our limit for subsequent events. This feature for subsequent event coverage is known as a “reinstatement.”

Critical Accounting Estimates

We identified the accounting estimates which are critical to the understanding of our financial position and results of operations. Critical accounting estimates are defined as those estimates that are both important to the portrayal of our financial condition and results of operations and require us to exercise significant judgment. We use significant judgment concerning future results and developments in applying these critical accounting estimates and in preparing our condensed consolidated financial statements. These judgments and estimates affect our reported amounts of assets, liabilities, revenues and expenses and the disclosure of our material contingent assets and liabilities. Actual results may differ materially from the estimates and assumptions used in preparing the condensed consolidated financial statements. We evaluate our estimates regularly using information that we believe to be relevant. Our critical accounting policies and estimates are described in our annual consolidated financial statements and the related notes in our 2025 Annual Report on Form 10-K. In addition to those policies, during the current period the Company applied significant judgment in connection with the acquisition of Gray Surety, particularly with respect to the preliminary purchase price allocation, including the estimation of the fair value of acquired assets and assumed liabilities (such as intangible assets and reserves). These estimates remain subject to refinement as additional information becomes available during the measurement period.

Our critical accounting policies remain consistent with those disclosed in Management’s Discussion and Analysis of Financial Condition and Operations included in our 2025 Annual Report on Form 10-K.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 71.9% rated “A−” or better. At March 31, 2026, 3.8% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

During the first quarter of 2026, we completed the acquisition of PCSC. In accordance with SEC guidance, we have elected to exclude the operations of the acquired entity from our assessment of internal control over financial reporting for the quarter.

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

Changes in Internal Controls over Financial Reporting

We are in the process of integrating PCSC and expect to include it in the scope of our internal control assessment in future periods. Notwithstanding this exclusion, the financial results of the acquired entities are subject to our existing controls over significant financial reporting processes, including consolidation and financial close activities.

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
The growth and evolution of artificial intelligence (AI) will impact our business and operations;

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

Our reinsurance coverage currently exhausts at $3.5 billion for earthquake events and $100 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $735 million with a retention of $1.5 million. Our catastrophe event retention is currently $20 million for earthquake events and $11 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods, increase retentions or reduce available limits, or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

Our reserves are impacted by several important factors, such as:

•
Litigation, judicial and regulatory trends, such as increased litigation and higher jury awards;
•
claims development patterns by line of business;
•
legislative activity;
•
social and economic patterns; and
•
claims inflation assumptions, such as increased costs of raw materials, labor, and other components of claims cost.

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

For further information on our loss reserving methodology, see “Management’s Discussion and Analysis-Critical Accounting Policies and Estimates- Reserve for Losses and Loss Adjustment Expenses” in our 2025 Annual Report on Form 10-K.

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

In addition, as we grow our written premiums and enter new lines of business we will seek new types of reinsurance and will need to purchase reinsurance on commercially acceptable terms to manage the risks associated with entering new lines of business. The inability to purchase appropriate reinsurance for new lines of business could negatively impact our ability to grow our written premiums and maintain our desired level of profitability.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through several of methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles, regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of expected losses based on computer or actuarial modeling techniques. These methods rely on estimates, models, data, and scenarios that may not accurately predict actual outcomes. Consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

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

As a result, our reliance on assumptions, data, and models to evaluate our entire risk portfolio and specifically to estimate a probable maximum loss is subject to a high degree of uncertainty that could result in actual losses that are materially different from our probable maximum loss estimates, which could adversely impact our financial results.

A decline in our financial strength rating may adversely affect the amount of business we write and impact compliance with our debt covenants.

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and creditworthiness of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of March 31, 2026, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries,

Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”) and First Indemnity of America Insurance Co. (“FIA”), and “A-” (Excellent) (Outlook Positive) to Palomar Casualty and Surety Company (“PCSC”).

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

In addition, in view of the earnings and capital pressures experienced by many financial institutions, including insurance companies, it is possible that rating organizations will heighten the level of scrutiny that they apply to such institutions, increase the frequency and scope of their credit reviews, request additional information, or increase the capital and other requirements employed in the rating organizations’ models for maintenance of certain ratings levels. If our credit rating were to be downgraded, or general market conditions were to ascribe higher risk to our rating levels, our access to capital markets and the cost of any equity or debt financing will be negatively impacted. We can offer no assurance that our rating will remain at its current level. It is possible that such reviews of us may result in adverse ratings consequences, which could have a material adverse effect on our financial condition and results of operations.

We and our customers could be negatively and adversely impacted by pandemics, disease outbreaks and other public health crises.

The extent of the impact of a pandemic, disease outbreak or other public health crisis on our operational and financial performance depends on several factors, including the ultimate duration and severity of the event, the emergence of new or evolving health threats, actions taken and restrictions imposed by government and health officials, the effectiveness and adoption of vaccines and therapeutics, the ability of our customers to continue to pay premiums, contraction of the insurance and reinsurance markets, and the ability of reinsurers to satisfy claims. These factors are uncertain and cannot be predicted. While policy terms and conditions in the lines of business written by us would be expected to preclude coverage for virus-related claims, court decisions and governmental actions may challenge the validity of any exclusions or our interpretation of how such terms and conditions operate.

Global health crises have historically contributed to financial market volatility, supply chain disruptions, price inflation, and material and labor shortages, all of which may negatively impact our business. Furthermore, since our results of operations are partially dependent on the performance of our investment portfolio, a global health crisis’ impact on the economy and financial markets could reduce our net investment income and result in realized investment losses in future periods. The macroeconomic effects of a global health crisis may persist for an indefinite period, even after it has subsided. We cannot anticipate all the ways in which global health crises could adversely impact our business in the future.

Our business is concentrated in California and we are exposed more significantly to California loss activity and regulatory environments, including regulatory constraints on pricing, underwriting actions, and the timing or approval of rate changes.

Our policyholders and insurance risks are currently concentrated in California, which generated 30.9% of our gross written premiums for the year ended December 31, 2025 and 25.0% for the three months ended March 31, 2026. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe events may cancel or not renew their policies with us following such events. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also adversely affect our business.

We could be adversely affected by the loss of one or more key executives or by an inability to attract and retain qualified personnel.

We depend on our ability to attract and retain experienced personnel and seasoned key executives who are knowledgeable about our business. The pool of talent from which we recruit is limited and may fluctuate based on market dynamics specific to our industry and independent of overall economic conditions. As such, increased demand for employees with the desired skills and expertise could lead to increased compensation expectations for existing and prospective personnel, making it difficult for us to retain and recruit key personnel and maintain labor costs at desired levels.

In particular, our future success is substantially dependent on the continued service of our Founder, Chief Executive Officer and Chairman, Mac Armstrong, our Chief Financial Officer, Christopher Uchida, and our President, Jon Christianson, as well as other members of our senior management team. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of brokers and program administrators, and such relationships may not continue or may not perform as expected.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationships with our brokers or program administrators may be discontinued or materially modified at any time. Even if these relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Earthquake products through relationships with certain program administrators. Each of the products managed by the program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2025, our largest program administrator distributed $411.0 million, or 20.3% of our gross written premiums and our second largest administrator distributed $237.3 million, or 11.7% of our gross written premiums. There were no other program administrators that distributed greater than 10% of our gross written premiums for the year ended December 31, 2025.

For the three months ended March 31, 2026, our largest program administrator distributed $101.4 million, or 16.1% of our gross written premiums and our second largest program administrator distributed $87.8 million, or 13.9% of our gross written premiums. There were no other program administrators that distributed greater than 10% of our gross written premiums for the three months ended March 31, 2026.

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

We market and distribute certain of our insurance products through program administrators that have limited quoting and binding authority and that, in turn, sell our insurance products to insureds through retail agents and wholesale brokers. These program administrators can bind certain risks without our expressed approval. If any of these program administrators fail to comply with our underwriting guidelines and the terms of their appointments, we could be bound on a particular risk or number of risks that were not anticipated when we developed the insurance products or estimated losses and loss adjustment expenses. Such actions could adversely affect our results of operations.

Because our business depends on insurance brokers and program administrators, we are exposed to certain risks arising from our reliance on these distribution channels that could adversely affect our results.

Certain premiums from policyholders, where the business is produced by brokers, are collected directly by the brokers and forwarded to our insurance subsidiaries. In certain jurisdictions, when an insured pays its policy premium to its broker for payment to us, the premium might be considered to have been paid under applicable insurance laws and regulations. Accordingly, the insured would no longer be liable to us for those amounts, whether or not we have received the premium from the broker. Consequently, we assume a degree of credit risk associated with the brokers with which we work. We review the financial condition of potential new brokers before we agree to transact business with them. Although the failure of any of our brokers to remit premiums to us has not been material to date, there may be instances where our brokers collect premiums but do not remit them to us and we may be required under applicable law to provide the coverage set forth in the policy despite the related premiums not being paid to us. Additionally, the loss or disruption of business from our agents and brokers or the failure or inability of these agents and brokers to successfully market our insurance products could have a material adverse effect on our business, financial condition, and results of operations.

Because the possibility of these events occurring depends in large part upon the financial condition and internal operations of our brokers, we regularly meet and communicate with our brokers, monitor broker behavior, and review broker financial information as needed. If we are unable to collect premiums from our brokers in the future, our underwriting profits may decline, and our financial condition and results of operations could be materially and adversely affected.

Competition for business in our industry is intense, which may result in pricing pressure, reduced underwriting margins, or changes in market share.

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, technological, and other resources than we do. Some of these competitors also have longer operating histories and more market recognition than we do in certain lines of business. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program, and the Texas Wind Insurance Association. If the CEA were to provide coverage to non-CEA member carriers or lessened the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement or maintain technology systems and processes that are competitive with those of larger insurers.

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

Certain new, proposed or potential industry or legislative developments could further increase competition in our industry. For example, increased capital-raising by companies with whom we compete could result in new entrants to our markets and an excess of capital in the industry. Additionally, the possibility of federal regulatory reform of the insurance industry could increase competition from standard carriers.

We may not be able to continue to compete successfully in the insurance markets. Increased competition in these markets could result in a change in the supply and demand for insurance, affect our ability to price our products at risk-adequate rates and retain existing business, or underwrite new business on favorable terms. If increased competition limits our ability to transact business, our operating results could be adversely affected.

If actual renewals of our existing policies do not meet expectations, our written premium in future periods and our future results of operations could be materially adversely affected.

Most of our insurance policies are written for a one‑year term. In our financial forecasting process, we make assumptions about renewal rates, pricing, and retention of our prior year’s policies. The insurance and reinsurance industries have historically been cyclical, with periods of intense competition often driven by excess capital, leading to pricing pressure. If actual renewals do not meet expectations or if we choose not to write a renewal due to pricing conditions, our written premium in future years and our results of operations would be materially adversely affected.

Our failure to accurately and timely evaluate and pay claims could materially and adversely affect our business, financial condition, results of operations, and prospects.

We must accurately and timely evaluate and pay claims that are made under our policies. Many factors affect our ability to do so, including the training and experience of our claims representatives and third-party claims administrators (“TPAs”), the effectiveness of our management, our ability to develop, select and implement appropriate procedures and systems to support our claims functions, and adequacy of our claims management controls and oversight. Our failure to evaluate and pay claims accurately and timely could lead to regulatory and administrative actions or material litigation, undermine our reputation in the marketplace, and materially and adversely affect our business, financial condition, results of operations, and prospects.

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

We rely on information provided by insureds or their representatives when underwriting insurance policies. While we may make inquiries and take other steps to validate or supplement this information, we may make underwriting and pricing decisions based on incorrect or incomplete information. It is possible that we will misunderstand the nature or extent of the activities or facilities and the corresponding risks we insure as a result of our reliance on inadequate or inaccurate information.

We may change our underwriting guidelines or business strategy without stockholder approval.

Our management has the authority to change our underwriting guidelines or our strategy without notice to, or approval from, our stockholders. As a result, we may make fundamental changes to our operations without stockholder approval, which could result in our pursuing a strategy or implementing underwriting guidelines that may be materially different from those described in our public filings.

Our employees could take excessive risks, which could negatively affect our financial condition and business.

As an insurance enterprise, we are in the business of binding certain risks. The employees who conduct our business, including executive officers and other members of management, underwriters, product managers and other employees, do so in part by making decisions that expose us to risk. These include decisions such as setting underwriting guidelines and standards, product design and pricing, determining which business opportunities to pursue, and other decisions. We endeavor, in the design and implementation of our compensation programs and practices, to avoid giving our employees incentives to take excessive risks. Employees may, however, take such risks regardless of the structure of our compensation programs and practices. Similarly, although we employ controls and procedures designed to monitor employees’ business decisions and prevent them from taking excessive risks, these controls and procedures may not be effective. If our employees take excessive risks, such risks could have a material adverse effect on our financial condition and business operations.

We may require additional capital in the future, which may not be available or may only be available on unfavorable terms.

Our future capital requirements depend on many factors, including our ability to write new business and to establish premium rates and reserves at levels sufficient to cover losses. Many factors will affect the amount and timing of our capital needs, including our growth rate and profitability, claims experience, availability and cost of reinsurance, market disruptions, and other unforeseeable developments. If we need to raise additional capital, equity or additional debt financing may not be available, or may only be available on unfavorable terms. Equity financings would result in dilution to our stockholders, while additional debt financings could subject us to additional or revised covenants that restrict our ability to freely operate our business. If we cannot obtain adequate capital on favorable terms or at all, we may not have sufficient funds to implement our operating plans and our business, financial condition or results of operations could be materially adversely affected.

We may not be able to manage our growth effectively.

We have experienced significant growth in our employee base in recent periods, including through acquisitions. In addition, we intend to continue to grow our business in the future, which could require additional capital, technology development, and skilled personnel. To grow effectively, we must be able to meet our capital needs and expand our systems, technology, and internal controls in a timely and effective manner. We also must allocate our human resources effectively, including identifying, hiring, and retaining qualified employees, and successfully integrating the operations, systems, and personnel of any businesses we may acquire in our effort to achieve growth. The failure to manage our growth effectively could have a material adverse effect on our business, financial condition, and results of operations.

We face risks associated with the evaluation of potential acquisitions, the integration of acquired businesses, and the introduction of new products, lines of business, and markets.

As part of our business strategy, we may make acquisitions, including acquisitions in lines of business that are natural adjacencies. For example, we recently completed the acquisition of Gray Surety in January 2026 and the acquisitions of FIA and AAP in 2025. The success of our acquisition strategy is dependent upon our ability to identify appropriate acquisition targets, negotiate transactions on favorable terms, complete transactions, access adequate financing on acceptable terms, and successfully integrate them into our existing businesses. We may not realize the anticipated benefits of acquisitions we have completed or may complete in the future, and we may not be able to effectively integrate acquired businesses, including their operations, systems and personnel, which could materially adversely affect our business, financial condition and results of operations.

If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. Many of the businesses and assets that we have acquired or may acquire have unaudited historical financial statements or records prepared by the management of such companies and have not been, or will not be, independently reviewed or audited. We cannot be certain that the financial statements or records of companies or assets we have acquired or may acquire would not, or will not, be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

In addition, many of the businesses that we acquire and develop will likely have smaller-scale operations prior to the implementation of our growth strategy. If our growth continues, it may place a significant strain on our management team and on our operational and financial systems, procedures, and controls. If we cannot manage the growing complexity of these businesses, including improving, refining, or revising our systems and operational practices, enlarging the scale and scope of the businesses, and integrating the new business into our culture and operations, our business may be adversely affected.

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

Our operating results are subject to fluctuation and have historically varied from quarter to quarter. We expect our quarterly results to continue to fluctuate in the future due to a number of factors, including the general economic conditions in the markets in which we operate, the frequency and severity of catastrophe or other insured events, fluctuations in interest rates, claims exceeding our loss reserves, competition in our industry, deviations from expected premium retention rates of our existing policies, volatility in investment performance, including gains and losses on our equity securities, and the cost of reinsurance coverage.

In addition, the insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity (soft market cycle) as well as periods when shortages of capacity increase premium levels (hard market cycle). We expect our business and results of operations to continue to be impacted by these market cycles.

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

Our Credit Agreement contains restrictions and covenants that limit our operating flexibility, and any debt borrowed under our Credit Agreement exposes us to additional risks and may adversely affect our financial condition and future financial results.

We have entered into a Credit Agreement (the “Credit Agreement”) with certain lenders that provides for revolving and term loan credit facilities. Borrowings under the Credit Agreement may impact our business and financial condition by:

•
Requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including investing, and paying claims and operating expenses; and

•
Exposing us to interest rate risk since the interest rate in the Credit Agreement is a variable rate

In addition, the Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the Credit Agreement require that we do not exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. Our insurance subsidiaries are also required to maintain a minimum risk-based capital ratio at the end of each year and must always maintain a minimum AM Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact the performance of our crop business and our results of operations.

Weather conditions, including too much moisture (flooding or excessive rainfall), insufficient moisture (droughts), and the level of crop prices in the commodities market, heavily impact our crop insurance products. These factors are inherently unpredictable and could result in significant volatility in our operating results from period to period. Our results could also be negatively impacted by pests, plant disease or other biological risks. A significant decline in the commodity prices for one or more of the major crops that we insure could have a material adverse effect on our results of operations or financial condition.

Instability in the surety market, resulting from construction defaults, contractual disputes, or evolving regulatory requirements, could negatively impact the performance of our surety products;

Fluctuations in construction industry performance, defaults on bonded projects, contractual disagreements and regulatory changes are inherent risks in the surety insurance industry. These events may lead to increased challenges in underwriting, claims management, and regulatory compliance. If we are unable to effectively manage the impact of these risks, we could face increased loss reserves, higher underwriting losses, and increased operating costs, all of which could materially adversely affect our financial performance and overall profitability.

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

Factors such as general economic conditions, the volatility and strength of the capital markets, and inflation can affect the business and economic environment. These same factors affect our ability to generate revenue and profits. In an economic downturn that is characterized by higher unemployment, declining spending, and reduced corporate revenue, the demand for insurance products could be adversely affected, which directly affects our premium levels and profitability. Negative economic factors may also affect our ability to receive the appropriate rate for the risk we insure with our policyholders and may adversely affect the number of policies we can write, and our opportunities to underwrite profitable business. In an economic downturn, our customers may have less need for insurance coverage, cancel or cease payment on existing insurance policies, modify their coverage, or not renew the policies they hold with us. Existing policyholders may exaggerate or misrepresent claims to obtain higher claims payments. These outcomes would reduce our underwriting profit to the extent these factors are not reflected in the rates we charge.

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

Risks for all types of securities are managed through the application of our investment policy, which establishes investment parameters that include, but are not limited to, maximum percentages of investment in certain types of securities and minimum levels of credit quality, which we believe are within applicable guidelines established by the National Association of Insurance Commissioners (“NAIC”), and the respective state insurance departments regulating each of our insurance company subsidiaries.

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

We invest the premiums we receive from our insureds until they are needed to pay policyholder claims. Consequently, we seek to manage the duration of our investment portfolio based on the duration of our losses and loss adjustment expense reserves to provide sufficient liquidity and avoid having to liquidate investments to fund claims. Risks such as inadequate loss and loss adjustment reserves, a significant catastrophe event, or unfavorable litigation trends could potentially result in the need to sell investments to fund these liabilities. We may not be able to sell our investments at favorable prices, or at all. Sales could result in significant realized losses depending on the conditions of the general market, interest rates, and credit issues with individual securities.

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

The growth and evolution of artificial intelligence (AI) will impact our business and operations.

We are incorporating AI and AI adjacent technology and tools in certain business processes and workflows and expect AI to have a more meaningful impact on our Company in the future. While we are attempting to implement AI deliberately to enhance automation, efficiency, and risk management, we believe it introduces several additional risks. The increased investment in and reliance on AI for business processes creates risks should AI not provide the anticipated benefits or operate as anticipated. There are numerous AI adjacent tools which may improve the efficiency or effectiveness of our processes, and there is a risk that we do not implement the correct tools or do not implement the tools effectively. While we issue guidelines to employees on the use of AI, employees may use it in unanticipated ways that introduce additional risk to us. Generative AI tools may provide inaccurate, incomplete or false information or introduce biases.

There is also risk around third-party use of AI as our customers, software vendors and other service providers are increasingly incorporating AI into their processes, which may expose us to additional risks should they not be able to incorporate the technology effectively. Our competitors may incorporate AI more effectively than us causing us to lose market share. We also believe AI increases the information technology and cybersecurity risks described above and could enhance cyberattack capabilities. AI-related issues, deficiencies and/or failures could adversely impact our operations, damage our reputation, and give rise to legal or regulatory action.

While we aim to develop and use AI deliberately and responsibly, we cannot anticipate all of the ways AI will impact us and cannot guarantee that the risks associated with AI use will be fully mitigated. Failure to manage AI risks could adversely impact our business.

Risks Related to Laws and Regulations

We are subject to extensive regulation, which may adversely affect our ability to achieve our business objectives. In addition, if we fail to comply with these regulations, we may be subject to penalties, including fines and suspensions, which may adversely affect our financial condition and results of operations.

Our insurance company subsidiaries, PSIC, PESIC, FIA and PCSC, are subject to extensive rules and regulations enforced by the insurance regulator of the state in which they are commercially domiciled. To a lesser degree, they are also subject to regulations in the other states in which they operate. Our Bermuda domiciled reinsurance subsidiary, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), is subject to regulation in Bermuda.

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

Our U.S. insurance subsidiaries are subject to risk‑based capital requirements, based upon the “risk-based capital model” adopted by the NAIC, and other minimum capital and surplus restrictions imposed under the laws of the state in which they are domiciled. These requirements establish the minimum amount of risk-based capital necessary for a company to support its overall business operations. The model identifies property and casualty insurers that may be inadequately capitalized by looking at certain inherent risks of each insurer’s assets and liabilities and its mix of net written premium. Insurers falling below a calculated threshold may be subject to varying degrees of regulatory action, including supervision, rehabilitation or liquidation. Failure by any of our U.S. subsidiaries to maintain risk-based capital at the required levels could adversely affect their ability to maintain regulatory authority to conduct business.

PSRE is subject to regulation by the European Union. The European Union adopted the Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the “ES Requirements”). As an insurance company, our Bermuda subsidiary conducts a relevant activity and is subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda to meet these requirements.

Laulima is subject to regulation by the Hawaii Department of Commerce and Consumer Affairs, Hawaii Insurance Division which requires that Laulima comply with Hawaii Statutes and Insurance Code. If Laulima is unable to comply with the applicable insurance regulations in Hawaii, it may be subject to significant fines and penalties and its working relationship with the Hawaii Department of Commerce and Consumer Affairs, Hawaii Insurance Division may be impaired.

FIA is subject to regulation by the New Jersey Department of Banking and Insurance, which requires that FIA comply with New Jersey Statutes and Insurance Code. Failure to meet these regulatory requirements could result in substantial fines or penalties and may negatively affect FIA’s relationship with the New Jersey Department of Banking and Insurance.

PCSC is subject to regulation by the Louisiana Department of Insurance and must comply with applicable Louisiana insurance laws and regulations. Failure to comply with these requirements may result in regulatory action, including fines, penalties, or other sanctions, and could adversely affect PCSC’s ability to conduct business in Louisiana.

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

Our crop insurance business is subject to extensive regulation and non-compliance with the regulations or changes in the regulations may adversely impact our business.

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

We may become subject to additional government or market regulation, including additional regulation around cybersecurity and AI, which may have a material adverse impact on our business.

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

We routinely transmit and receive personal, confidential and proprietary data and information by electronic means and are subject to numerous data privacy laws and regulations enacted in the jurisdictions in which we do business, including recent laws in California whose impact on our business is difficult to predict.

While we have implemented cybersecurity policies and procedures, there is no guarantee our policies and procedures will protect our systems against all attacks or comply with all provisions of these evolving regulations.

In addition, regulatory standards relating to the use of artificial intelligence are evolving in the states where certain states have issued regulatory guidance to insurance companies on the use AI. Certain states have adopted the NAIC Model Bulletin on the Use of Artificial Intelligence, while the New York Department of Financial Services issued its circular letter. Such state guidance on the use of AI sets forth expectations that companies have governance and risk management practices in place to ensure the use of AI complies with various state laws governing the business of insurance

Changes in tax laws as a result of the enactment of tax legislation could impact our operations and profitability.

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

The continued operation and growth of our business will require substantial capital. We do not intend to declare and pay cash dividends on shares of our common stock in the foreseeable future. Because we are a holding company with no business operations of our own, our ability to pay dividends to stockholders largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC, PSRE, FIA, and PCSC.

Insurance laws in jurisdictions such as various U.S. states and Bermuda restrict the ability of our subsidiaries to declare stockholder dividends. State insurance regulators require insurance companies to maintain specified levels of statutory capital and surplus. The maximum dividend distribution absent the approval or non‑disapproval of the insurance regulatory authority in Oregon, California, Arizona, New Jersey, and Louisiana is limited by Oregon law at ORS 732.576, California law at Cal. Ins. Code 1215.5(g), Arizona Revised Statute 20-481, New Jersey statute N.J.S.A. 17:27A-4, and Louisiana law at La. R.S. 22:691.7.

Under Oregon statute, dividend payments from PSIC are further limited to that part of available policyholder surplus that is derived from net profits on our business. State insurance regulators have broad powers to prevent the reduction of statutory surplus to inadequate levels, and there is no assurance that dividends up to the maximum amounts calculated under any applicable formula would be permitted. Moreover, state insurance regulators that have jurisdiction over the payment of dividends by PSIC, PESIC, FIA, and PCSC may in the future adopt statutory provisions more restrictive than those currently in effect.

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

As is typical in our industry, we continually face risks associated with litigation of various types, including disputes relating to insurance claims under our policies as well as other general commercial and corporate litigation. Although we are not currently involved in any material litigation with our customers, other members of the insurance industry are the target of class action lawsuits and other types of litigation, some of which involve claims for substantial or indeterminate amounts, and the outcomes of which are unpredictable and can be influenced by evolving legal trends, including third-party litigation funding and social inflation. This litigation is based on a variety of issues, including insurance and claim settlement practices. We cannot predict with any certainty whether we will be involved in such litigation in the future or what impact such litigation would have on our business.

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

We may not be successful in complying with these requirements, and compliance with them could materially adversely affect our business. These requirements increase our costs and may cause us to reduce costs in other areas of our business or increase the prices of our products or services. For example, these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, our Board committees or as executive officers.

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

Future transactions in which we raise capital may negatively affect our stock price.

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
•
results of operations that vary from expectations of securities analysts and investors;
•
short sales, hedging and other derivative transactions in our common stock;
•
guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;
•
strategic actions by us or our competitors;
•
announcements by us, our competitors or our acquisition targets;
•
sales, or anticipated sales, of large blocks of our stock, including by our directors, executive officers and principal stockholders;
•
additions or departures in our Board of Directors, senior management or other key personnel;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Our purchases of our equity securities in the first quarter of fiscal year 2026 were:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	Purchased	Per Share(1)	Announced Plans	Plans or Programs(2)
				($ in thousands)
January 1, 2026 to January 31, 2026	—	$—	—	$112,723
February 1, 2026 to February 28, 2026	130,406	122.58	130,406	96,735
March 1, 2026 to March 31, 2026	59,849	118.61	59,849	89,635
Total	190,255		190,255

(1)
Average Price Paid Per Share excludes cash paid for commissions.
(2)
On July 31, 2025, our Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase of up to $150 million of outstanding shares of common stock through the period ending on July 31, 2027.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

Item 6. Exhibits

Exhibit Number	Description
2.1*

Equity Purchase Agreement, dated October 27, 2025, by and among Palomar Insurance Holdings, Inc., The Gray Casualty & Surety Company and BCP Surety Group Sole Member, LLC. (incorporated by reference from the Current Report on Form 8-K filed on October 30, 2025).

2.2

Amendment to Equity Purchase Agreement, dated January 30, 2026, by and among Palomar Insurance Holdings, Inc. and BCP Surety Group Sole Member, LLC (incorporated by reference to the Current Report on Form 8-K filed on February 2, 2026).

10.1*

Credit Agreement, dated January 27, 2026, by and among Palomar Holdings, Inc. and (i) U.S. Bank National Association, as administrative agent for the lenders, (ii) KeyBank National Association, as syndication agent, (iii) Citizens Bank, N.A, The Huntington National Bank, PNC Bank, National Association, and Wells Fargo Banks, National Association, each as documentation agent, and (iv) U.S. Bank National Association and KeyBank National Association, each as joint lead arranger and joint book runner (incorporated by reference to the Current Report on Form 8-K filed on February 2, 2026).

10.2

Guaranty, dated January 27, 2026, by and among Palomar Insurance Holdings, Inc., Palomar Specialty Insurance Company, Palomar Excess and Surplus Insurance Company, Palomar Insurance Agency, Inc., Palomar Underwriters Exchange Organization, Inc., Palomar Crop Insurance Services, Inc. and First Indemnity of America Insurance Company and U.S. Bank National Association (incorporated by reference to the Current Report on Form 8-K filed on February 2, 2026).

10.3+	Notice to Grant Non-Executive Restricted Stock Units, dated January, 28 2026
10.4+	Form of Non-Executive Restricted Stock Units Agreement, dated January, 28 2026
10.5+	Notice to Grant Executive Restricted Stock Units, dated January, 28 2026
10.6+	Form of Executive Restricted Stock Units, dated January, 28 2026
10.7+	Notice to Grant Non-Executive Performance Stock Units, dated January 28, 2026
10.8+	Form of Non-Executive Performance Stock Units Agreement, dated January 28, 2026
10.9+	Notice to Grant Executive Performance Stock Units, dated January 28, 2026
10.10+	Form of Executive Performance Stock Units Agreement, dated January 28, 2026
19	Insider Trading Policy
31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page formatted as Inline XBRL and contained in Exhibit 101

*Schedules and exhibits have been omitted from this exhibit pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish copies of any of the omitted schedules and exhibits upon request by the U.S. Securities and Exchange Commission.

+ Management contract or compensatory plan or arrangement.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Palomar Holdings, Inc.

Date: May 7, 2026	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 7, 2026	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)