Form 10-Q
period 2026-06-30
Palomar Holdings, Inc.
filed 2026-08-05
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

Number of shares of the registrant’s common shares outstanding at August 2, 2026: 26,317,683

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	June 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,523,005 in 2026; $1,227,605 in 2025)	$1,502,860	$1,224,187
Equity securities, at fair value (cost: $109,595 in 2026; $81,772 in 2025)	129,515	99,333
Other investments	45,877	28,503
Total investments	1,678,252	1,352,023
Cash and cash equivalents	62,689	106,875
Restricted cash	15	17
Accrued investment income	14,742	11,545
Premiums receivable	655,876	452,908
Deferred policy acquisition costs, net of ceding commissions and fronting fees	153,824	127,718
Reinsurance recoverable on paid losses and loss adjustment expenses	62,237	56,428
Reinsurance recoverable on unpaid losses and loss adjustment expenses	523,790	412,273
Ceded unearned premiums	445,449	355,918
Prepaid expenses and other assets	127,870	110,896
Deferred tax assets, net	—	761
Property and equipment, net	2,665	2,551
Goodwill and intangible assets, net	236,756	61,054
Total assets	$3,964,165	$3,050,967
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$159,331	$115,663
Reserve for losses and loss adjustment expenses	944,737	688,231
Unearned premiums	1,226,105	988,143
Ceded premium payable	295,430	271,413
Funds held under reinsurance treaty	50,910	44,850
Term loan	295,773	—
Deferred tax liabilities, net	10,937	—
Total liabilities	2,983,223	2,108,300
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of June 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,186,979 and 26,520,417 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	542,662	523,168
Accumulated other comprehensive loss	(15,159)	(2,506)
Retained earnings	453,436	422,002
Total stockholders’ equity	980,942	942,667
Total liabilities and stockholders’ equity	$3,964,165	$3,050,967

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenues:
Gross written premiums	$630,456	$496,288	$1,260,284	$938,452
Ceded written premiums	(305,279)	(266,506)	(597,192)	(497,251)
Net written premiums	325,177	229,782	663,092	441,201
Change in unearned premiums	(38,226)	(49,824)	(114,703)	(97,172)
Net earned premiums	286,951	179,958	548,389	344,029
Net investment income	19,950	13,370	37,934	25,441
Net realized and unrealized gains on investments	6,753	8,306	4,860	5,968
Commission and other income	769	1,677	2,178	2,507
Total revenues	314,423	203,311	593,361	377,945
Expenses:
Losses and loss adjustment expenses	98,988	46,183	186,085	84,927
Acquisition expenses, net of ceding commissions and fronting fees	71,256	51,637	141,571	97,996
Other underwriting expenses	69,429	45,525	134,336	81,258
Interest expense	4,947	86	8,105	171
Total expenses	244,620	143,431	470,097	264,352
Income before income taxes	69,803	59,880	123,264	113,593
Income tax expense	17,211	13,352	27,725	24,143
Net income	$52,592	$46,528	$95,539	$89,450
Other comprehensive income, net:
Net unrealized gains (losses) on securities available for sale	1,294	3,009	(12,653)	13,213
Net comprehensive income	$53,886	$49,537	$82,886	$102,663
Per Share Data:
Basic earnings per share	$2.00	$1.74	$3.61	$3.35
Diluted earnings per share	$1.94	$1.68	$3.51	$3.24

Weighted-average common shares outstanding:
Basic	26,346,887	26,756,095	26,458,904	26,707,371
Diluted	27,056,554	27,628,733	27,208,113	27,568,913

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2025	26,520,417	$3	$523,168	$(2,506)	$422,002	$942,667
Other comprehensive loss, net of tax	—	—	—	(13,947)	—	(13,947)
Stock-based compensation	—	—	8,786	—	—	8,786
Issuance of common stock via employee stock purchase plan	7,148	—	743	—	—	743
Issuance of common stock via equity incentive plan	176,985	—	25	—	—	25
Policyholder contribution to surplus	—	—	906	—	—	906
Repurchases of common stock	(190,255)	—	—	—	(23,088)	(23,088)
Net income	—	—	—	—	42,947	42,947
Balance at March 31, 2026	26,514,295	$3	$533,628	$(16,453)	$441,861	$959,039
Other comprehensive income, net of tax	—	—	—	1,294	—	1,294
Stock-based compensation	—	—	7,438	—	—	7,438
Issuance of common stock via employee stock purchase plan	—	—	—	—	—	—
Issuance of common stock via equity incentive plan	41,403	—	460	—	—	460
Policyholder contribution to surplus	—	—	1,136	—	—	1,136
Repurchases of common stock	(368,719)	—	—	—	(41,017)	(41,017)
Net income	—	—	—	—	52,592	52,592
Balance at June 30, 2026	26,186,979	$3	$542,662	$(15,159)	$453,436	$980,942

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

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net cash provided by operating activities	$214,197	$208,061
Investing activities
Purchases of property and equipment	(416)	(64)
Proceeds from sale of property and equipment	240	—
Capitalized software costs	(4,060)	(3,076)
Purchases of fixed maturity securities	(463,246)	(629,766)
Purchases of equity securities	(61,130)	(10,261)
Sales and maturities of fixed maturity securities	263,188	492,146
Sales of equity securities	39,364	12,956
Change in securities receivable or payable, net	(13,021)	(7,035)
Investments in limited partnerships and other assets	(7,707)	(6,089)
Acquisitions, net of cash acquired	(246,321)	(61,509)
Net cash used in investing activities	(493,109)	(212,698)
Financing activities
Proceeds from term loan	300,000	—
Payments on term loan	(1,875)	—
Payment of debt issuance costs	(2,566)	—
Proceeds from stock offering, net of offering costs	—	(131)
Proceeds from common stock issued via employee stock purchase plan	743	526
Proceeds from common stock issued via stock option exercises	485	3,266
Policy holder contribution to surplus	2,042	1,752
Repurchases of common stock	(64,105)	—
Net cash provided by financing activities	234,724	5,413
Net (decrease) increase in cash, cash equivalents and restricted cash	(44,188)	776
Cash, cash equivalents and restricted cash at beginning of period	106,892	80,539
Cash, cash equivalents and restricted cash at end of period	$62,704	$81,315
Supplementary cash flow information:
Cash paid for federal income taxes	$25,440	$24,091
Cash paid for state income taxes	$1,688	$626
Cash paid for interest	$7,542	$119

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	June 30,	December 31,
	2026	2025
	(unaudited)
Cash and cash equivalents	$62,689	$106,875
Restricted cash	15	17
Cash and cash equivalents and restricted cash	$62,704	$106,892

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Summary of Operations and Basis of Presentation

Summary of Operations

Palomar Holdings, Inc. (the “Company”) is a Delaware-incorporated insurance holding company that was founded in 2014. The Company has several wholly owned subsidiaries including an Oregon-domiciled insurance company, Palomar Specialty Insurance Company (“PSIC”), a Bermuda-domiciled reinsurance company, Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), an Arizona-domiciled surplus lines insurance company, Palomar Excess and Surplus Insurance Company (“PESIC”), a California-domiciled property and casualty insurance agency, Palomar Insurance Agency, Inc., DBA Palomar General Insurance Agency (“PGIA”), a Delaware-incorporated management company, Palomar Underwriters Exchange Organization, Inc. (“PUEO”), that provides services to a Hawaii-domiciled reciprocal exchange, Laulima Exchange (“Laulima”), as its attorney-in-fact, a New Jersey-domiciled insurance carrier specializing in surety bonds, First Indemnity of America Insurance Co. (“FIA”), a Delaware-incorporated insurance management company, Palomar Crop Insurance Services, Inc. (“PCIS”), and a Louisiana-domiciled and Treasury-listed surety carrier specializing in contract bonds, Palomar Casualty and Surety Company (“PCSC”).

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

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the three months ended June 30, 2026.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
June 30, 2026	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,870	$11	$(346)	$—	$23,535
U.S. States, Territories, and Political Subdivisions	17,773	87	(955)	—	16,905
Special revenue excluding mortgage/asset-backed securities	20,165	51	(1,787)	—	18,429
Corporate and other	750,667	4,588	(13,600)	—	741,655
Mortgage/asset-backed securities	710,530	3,189	(11,383)	—	702,336
Total available-for-sale investments	$1,523,005	$7,926	$(28,071)	$—	$1,502,860

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
December 31, 2025	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$97	$(226)	$—	$23,587
U.S. States, Territories, and Political Subdivisions	19,745	111	(994)	—	18,862
Special revenue excluding mortgage/asset-backed securities	19,280	72	(1,887)	—	17,465
Corporate and other	606,748	9,891	(8,404)	—	608,235
Mortgage/asset-backed securities	558,116	5,922	(8,000)	—	556,038
Total available-for-sale investments	$1,227,605	$16,093	$(19,511)	$—	$1,224,187

Security holdings in an unrealized loss position

As of June 30, 2026, the Company held 739 fixed maturity securities in an unrealized loss position with a total estimated fair value of $904.5 million and total gross unrealized losses of $28.1 million. As of December 31, 2025, the Company held 391 fixed maturity securities in an unrealized loss position with a total estimated fair value of $375.4 million and total gross unrealized losses of $19.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of June 30, 2026 and December 31, 2025, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
June 30, 2026	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$14,362	$(122)	$6,675	$(224)	$21,037	$(346)
U.S. States, Territories, and Political Subdivisions	1,698	(37)	11,872	(918)	13,570	(955)
Special revenue excluding mortgage/asset-backed securities	999	(18)	15,277	(1,769)	16,276	(1,787)
Corporate and other	325,212	(5,188)	137,030	(8,412)	462,242	(13,600)
Mortgage/asset-backed securities	320,219	(3,046)	71,110	(8,337)	391,329	(11,383)
Total available-for-sale investments	$662,490	$(8,411)	$241,964	$(19,660)	$904,454	$(28,071)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$2,006	$(38)	$5,704	$(188)	$7,710	$(226)
U.S. States, Territories, and Political Subdivisions	5,157	(441)	9,509	(553)	14,666	(994)
Special revenue excluding mortgage/asset-backed securities	—	—	15,185	(1,887)	15,185	(1,887)
Corporate and other	49,963	(948)	160,780	(7,456)	210,743	(8,404)
Mortgage/asset-backed securities	47,313	(406)	79,733	(7,594)	127,046	(8,000)
Total available-for-sale investments	$104,439	$(1,833)	$270,911	$(17,678)	$375,350	$(19,511)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 2 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

Based on the Company’s review as of June 30, 2026, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at June 30, 2026, by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value
	($ in thousands)
Due within one year	$50,675	$50,623
Due after one year through five years	295,580	292,059
Due after five years through ten years	278,412	276,482
Due after ten years	187,808	181,360
Mortgage and asset-backed securities	710,530	702,336
	$1,523,005	$1,502,860

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Interest income	$19,090	$13,344	$36,398	$25,308
Dividend income	1,370	242	2,340	559
Investment expense	(510)	(216)	(804)	(426)
Net investment income	$19,950	$13,370	$37,934	$25,441

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$29	$409	$36	$434
Gains on sales of equity securities	—	218	—	234
Total realized gains	29	627	36	668
Realized losses:
Losses on sales of fixed maturity securities	(121)	(298)	(121)	(758)
Losses on sales of equity securities	—	(225)	—	(234)
Total realized losses	(121)	(523)	(121)	(992)
Net realized investment (losses) gains	(92)	104	(85)	(324)
Change in allowance for credit losses	—	—	—	244
Net unrealized gains on equity securities	6,353	5,659	4,259	3,327
Net unrealized gains on equity method investment	—	2,286	—	2,268
Net unrealized gains on other investments	492	257	686	453
Net realized and unrealized gains on investments	$6,753	$8,306	$4,860	$5,968

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $32.3 million and $3.0 million for the three months ended June 30, 2026 and 2025, respectively. Proceeds from the sale of equity securities were an insignificant amount and $4.6 million for the three months ended June 30, 2026 and 2025.

Proceeds from the sale of fixed maturity securities were $47.7 million and $8.8 million for the six months ended June 30, 2026 and 2025, respectively. Proceeds from the sale of equity securities were an insignificant amount and $6.4 million for the six months ended June 30, 2026 and 2025, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the unaudited condensed consolidated balance sheets. As of June 30, 2026 and December 31, 2025, the carrying value of securities on deposit with state regulatory authorities was $18.1 million and $13.5 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the unaudited condensed consolidated balance sheets at a fair value of $40.9 million as of June 30, 2026. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of June 30, 2026, the Company had unfunded commitments to invest an additional $164.3 million in these limited partnerships.

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

As of June 30, 2026, the notional amount and fair value of the Company’s derivative assets were $12.4 million and $5.0 million, respectively. As of December 31, 2025, the notional amount and fair value of the Company’s derivative assets were $16.4 million and $9.9 million, respectively.

For the three months ended June 30, 2026 and 2025, the Company recognized $6.2 million and an insignificant amount, respectively, of pre-tax net losses related to these derivatives, which were included in earnings within “Losses and loss adjustment expenses.” For the six months ended June 30, 2026 and 2025, the Company recognized $18.5 million and an insignificant amount, respectively, of pre-tax net losses related to these derivatives, which were included in earnings within “Losses and loss adjustment expenses.”

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

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December 31, 2025:

June 30, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$23,535	$—	$23,535
U.S. States, Territories, and Political Subdivisions	—	16,905	—	16,905
Special revenue excluding mortgage/asset-backed securities	—	18,429	—	18,429
Corporate and other	—	741,655	—	741,655
Mortgage/asset-backed securities	—	702,336	—	702,336
Equity securities	128,391	1,124	—	129,515
Cash, cash equivalents, and restricted cash	62,704	—	—	62,704
Derivative assets	5,007	—	—	5,007
Total assets	$196,102	$1,503,984	$—	$1,700,086

December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$23,587	$—	$23,587
U.S. States, Territories, and Political Subdivisions	—	18,862	—	18,862
Special revenue excluding mortgage/asset-backed securities	—	17,465	—	17,465
Corporate and other	—	608,235	—	608,235
Mortgage/asset-backed securities	—	556,038	—	556,038
Equity securities	99,333	—	—	99,333
Cash, cash equivalents, and restricted cash	106,892	—	—	106,892
Derivative assets	9,934	—	—	9,934
Total assets	$216,159	$1,224,187	$—	$1,440,346

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

Transfers between Level 3 and Level 2 securities result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of June 30, 2026 and December 31, 2025, the Company had no securities classified as Level 3.

5. Goodwill and Intangible Assets

The following table represents a reconciliation of changes in the ending balance of each major intangible asset class:

		Customer
		Relationships	Value of
		and Other	Business
		Intangible	Acquired
	Goodwill	Assets(1)	(VOBA)	State Licenses	Total
	($ in thousands)
Balance at January 1, 2026	$30,466	$28,244	$—	$2,344	$61,054
Capitalizations	105,097	61,500	26,532	5,000	198,129
Amortization	—	(5,910)	(16,517)	—	(22,427)
Balance at June 30, 2026	$135,563	$83,834	$10,015	$7,344	$236,756

(1)
Customer relationships and other intangible assets consist of customer lists, tradenames, non-compete agreements, and renewal rights acquired in connection with the Company’s business combinations. Each asset is amortized on a straight-line basis over its respective useful life.

Goodwill and customer relationships were recognized in connection with the FIA, Advanced AgProtection, LLC (“AAP”), and The Gray Casualty and Surety Company (“Gray Surety”) acquisitions. Value of business acquired (“VOBA”) was recognized in connection with the Gray Surety acquisition. State insurance licenses consist of licenses acquired at the inception of PSIC and in connection with the acquisitions of FIA and Gray Surety. No impairment of goodwill or other intangible assets was identified as of June 30, 2026.

The following table presents information of each major intangible asset class subject to amortization as of June 30, 2026:

	Customer
	Relationships	Value of
	and Other	Business
	Intangible	Acquired
	Assets	(VOBA)	Total
	($ in thousands)
Cost	$99,972	$26,532	$126,504
Accumulated amortization	(16,138)	(16,517)	(32,655)
Net carrying amount	$83,834	$10,015	$93,849

The estimated future amortization expense to be reported for the next five years is as follows:

Amount
($ in thousands)
Remainder of 2026	$14,177
Year ended December 31, 2027	15,015
Year ended December 31, 2028	13,045
Year ended December 31, 2029	11,038
Year ended December 31, 2030	10,822
Year ended December 31, 2031	10,564
Thereafter	19,188
Total	$93,849

6. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$341,016	$182,661	$275,959	$155,299
Add: Balances acquired(1)	—	—	22,178	6,788
Add: Incurred losses and LAE, net of reinsurance, related to:(2)
Current year	113,312	52,698	210,741	95,757
Prior years	(14,324)	(6,515)	(24,656)	(10,830)
Total incurred	98,988	46,183	186,085	84,927
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	7,262	17,659	27,980	22,657
Prior years	11,795	12,000	35,295	25,172
Total payments	19,057	29,659	63,275	47,829
Reserve for losses and LAE net of reinsurance recoverables at end of period	420,947	199,185	420,947	199,185
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	523,790	399,471	523,790	399,471
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$944,737	$598,656	$944,737	$598,656

(1)
Represents amounts recognized in Reserve for losses and LAE net of reinsurance recoverables upon acquisition of Gray Surety and FIA on 1/31/2026 and 1/1/2025, respectively, in accordance with ASC 805, Business Combinations. See Note 23 of the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K and Note 14 of this Quarterly Report on Form 10-Q for additional information regarding the acquisitions.
(2)
Losses for the three months ended June 30, 2026 and 2025 include $6.2 million and an insignificant amount, respectively, of losses on derivative instruments. Losses for the six months ended June 30, 2026 and 2025 include $18.5 million and an insignificant amount, respectively, of losses on derivative instruments.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced favorable prior year development of $14.3 million and $6.5 million during the three months ended June 30, 2026 and 2025, respectively.

The Company experienced favorable prior year development of $24.7 million and $10.8 million during the six months ended June 30, 2026 and 2025, respectively.

Favorable prior year development during the three months ended June 30, 2026 was primarily due to lower than anticipated severity of attritional losses, particularly in Inland Marine and Property lines and previous year’s Crop results. Favorable prior year development during the three months ended June 30, 2025 was primarily due to lower than anticipated severity of attritional losses.

Favorable prior year development during the six months ended June 30, 2026 was primarily due to lower than anticipated severity of attritional losses, particularly in Inland Marine and Property lines and previous year’s Crop results. Favorable prior year development during the six months ended June 30, 2025 was primarily due to lower than anticipated severity of attritional losses.

7. Stockholders’ Equity

As of June 30, 2026 and December 31, 2025, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of June 30, 2026 and December 31, 2025, the Company had 500,000,000 common shares authorized and 26,186,979 and 26,520,417 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid-in capital was $542.7 million as of June 30, 2026 and $523.2 million as of December 31, 2025.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of June 30, 2026:

Stock options outstanding under 2019 Equity Incentive Plan	479,018
Restricted stock units outstanding under 2019 Equity Incentive Plan	340,950
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	550,465
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,646,787
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,814,096
Total	7,831,316

Stock based compensation

The following table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Stock-based compensation	$7,438	$5,347	$16,224	$10,092

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

The following table summarizes stock option transactions for the six months ended June 30, 2026:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value ($ in thousands)
Outstanding at January 1, 2026	499,676	$32.15	3.9	$51,273
Options granted	—	—
Options exercised	(20,167)	24.06
Options cancelled	(491)	61.72
Outstanding at June 30, 2026	479,018	$32.46	3.3	$44,995
Vested and Exercisable at June 30, 2026	479,018	$32.46	3.3	$44,995

As of June 30, 2026, the Company had no unrecognized stock-based compensation expense related to stock options.

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

The following table summarizes RSU transactions for the six months ended June 30, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	296,285	$89.73
Granted	184,609	120.30
Released	(130,338)	79.77
Forfeited	(9,606)	106.51
Non-vested outstanding at June 30, 2026	340,950	$109.62

As of June 30, 2026, the Company had approximately $37.0 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.9 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021 and are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of June 30, 2026, four stock price milestones have been achieved with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

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

	2026 Awards	2025 Awards
Term	2.9 years	2.9 years
Risk-free interest rate(1)	3.62%	4.22%
Volatility(2)	38.72%	45.00%
Weighted average fair value(3)	$125.79	$116.50

(1)
The risk-free interest rate was based on the zero-coupon U.S. Treasury yield curve on the valuation date, with a maturity matched to the performance period.
(2)
Volatility is derived from historical stock prices as well as implied volatility when appropriate and available.
(3)
The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The following table summarizes PSU transactions for the six months ended June 30, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	502,022	$49.05
Granted	120,375	105.64
Vested	(67,883)	51.24
Forfeited	(4,049)	102.10
Non-vested outstanding at June 30, 2026	550,465	$60.77

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of June 30, 2026, the Company had approximately $27.7 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 0.8 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 7,148 shares pursuant to the ESPP during the six months ended June 30, 2026.

Share repurchases

In July 2025, the Company’s Board of Directors approved a share repurchase program, (the “2025 Repurchase Program”) authorizing the repurchase of up to $150 million of outstanding shares of common stock through July 31, 2027. On April 30, 2026, the Company’s Board of Directors approved a share repurchase program, effective May 6, 2026, (the “2026 Repurchase Program”) which replaces the 2025 Repurchase Program, and authorizes the repurchase of up to $200 million of our outstanding common stock through May 6, 2028.

The Company repurchased 226,130 shares for $27.3 million at an average price of $120.65 per share under the 2025 Repurchase Program, and 332,844 shares for $36.8 million at an average price of $110.60 per share under the 2026 Repurchase Program, during the six months ended June 30, 2026. Approximately $163.2 million remains available for future repurchases under the 2026 Repurchase Program. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

8. Accumulated Other Comprehensive Income

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Six Months Ended June 30,
	2026	2025
	($ in thousands)
Beginning Balance	$(2,506)	$(26,845)

Other comprehensive (loss) income before reclassification	(16,758)	16,389
Federal income tax benefit (expense)	4,038	(3,432)
Other comprehensive (loss) income before reclassification, net of tax	(12,720)	12,957

Amounts reclassified from AOCI	84	323
Federal income tax benefit (expense)	(17)	(68)
Amounts reclassified from AOCI, net of tax	67	255

Other comprehensive (loss) income	(12,653)	13,212
Balance at end of period	$(15,159)	$(13,633)

9. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product(1)
Casualty	$197,494	31.3%	$144,388	29.1%	$403,793	32.0%	$277,490	29.6%
Inland Marine and Property	169,728	26.9%	153,040	30.8%	336,291	26.7%	266,366	28.4%
Earthquake	146,648	23.3%	147,709	29.8%	283,964	22.5%	281,405	30.0%
Crop	77,368	12.3%	39,464	8.0%	165,142	13.1%	87,683	9.3%
Surety & Credit	39,218	6.2%	11,687	2.3%	71,094	5.7%	25,508	2.7%
Total gross written premiums	$630,456	100.0%	$496,288	100.0%	$1,260,284	100.0%	$938,452	100.0%

(1)
Beginning in 2026, the Company has updated the categorization of its products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$165,306	26.2%	$163,814	33.0%	$322,925	25.6%	$303,536	32.3%
Texas	61,497	9.7%	35,708	7.2%	125,081	9.9%	80,699	8.6%
Florida	34,462	5.5%	23,979	4.8%	64,350	5.1%	42,621	4.5%
Hawaii	27,259	4.3%	24,544	4.9%	50,104	4.0%	44,901	4.8%
New York	26,971	4.3%	17,462	3.5%	51,454	4.1%	32,857	3.5%
Washington	18,207	2.9%	17,188	3.5%	37,406	3.0%	32,059	3.4%
Illinois	18,179	2.9%	13,048	2.7%	25,271	2.0%	18,637	2.0%
Minnesota	15,644	2.5%	12,004	2.4%	17,656	1.4%	13,042	1.4%
Other	262,931	41.7%	188,541	38.0%	566,037	44.9%	370,100	39.5%
Total gross written premiums	$630,456	100.0%	$496,288	100.0%	$1,260,284	100.0%	$938,452	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PESIC	$304,276	48.3%	$237,943	47.9%	$574,346	45.6%	$428,730	45.7%
PSIC	278,176	44.1%	232,983	46.9%	601,929	47.8%	463,900	49.4%
Laulima	23,407	3.7%	20,134	4.1%	42,078	3.3%	36,171	3.9%
PCSC	21,558	3.4%	—	—%	33,979	2.7%	—	—%
FIA	3,039	0.5%	5,228	1.1%	7,952	0.6%	9,651	1.0%
Total gross written premiums	$630,456	100.0%	$496,288	100.0%	$1,260,284	100.0%	$938,452	100.0%

10. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For the three months ended June 30, 2026 and 2025, the Company’s income tax rates of 24.7% and 22.3%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

For the six months ended June 30, 2026 and 2025, the Company’s income tax rates of 22.5% and 21.3%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company does not expect the enactment of OBBBA to materially impact the Company’s overall income tax expense.

11. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$52,592	$46,528	$95,539	$89,450
Weighted average common shares outstanding:
Basic	26,346,887	26,756,095	26,458,904	26,707,371
Common Share equivalents	709,667	872,638	749,209	861,542
Diluted	27,056,554	27,628,733	27,208,113	27,568,913

Earnings per share:
Basic	$2.00	$1.74	$3.61	$3.35
Diluted	$1.94	$1.68	$3.51	$3.24

Common share equivalents relate primarily to outstanding stock options, RSUs and PSUs under the 2019 Plan and unpurchased shares under the 2019 ESPP and are calculated using the treasury stock method.

12. Reinsurance

The Company utilizes reinsurance in order to limit its exposure to losses and enable it to underwrite policies with sufficient limits to meet policyholder needs. The Company utilizes both excess of loss (XOL) and quota share reinsurance.

As of June 30, 2026, the Company’s catastrophe event retention is $20.0 million for earthquake events and $11.0 million for continental hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $865.0 million with a retention of $1.5 million. As of June 30, 2026, the Company’s XOL reinsurance structure provides protection up to $3.9 billion for earthquake events and $135.0 million for continental U.S. hurricane events.

In addition to reinsurance purchased from traditional reinsurers, the Company utilizes collateralized protection from the insurance-linked securities market through catastrophe bonds issued via Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer. The Company closed a $360 million catastrophe bond in the second quarter of 2026, effective June 1, 2026 through June 1, 2029; a $525 million catastrophe bond in the second quarter of 2025, effective June 1, 2025 through June 1, 2028; a $420 million catastrophe bond in the second quarter of 2024, effective June 1, 2024 through June 1, 2027; and a $200 million catastrophe bond in the second quarter of 2023, effective June 1, 2023 through June 1, 2026. These catastrophe bonds provide indemnity-based reinsurance coverage for catastrophe events.

13. Credit Agreements

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

The 2026 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends, and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The 2026 Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of June 30, 2026, the Company was in compliance with all debt covenants.

As of June 30, 2026, the Company had $295.8 million outstanding on its Term Loan, net of debt issuance costs. Interest expense on the Term Loan was $4.0 million and $6.9 million for the three and six months ended June 30, 2026, respectively.

As of June 30, 2026 and December 31, 2025, the Company had no borrowings outstanding on the 2021 Credit Agreement. Interest expense on the 2021 Credit Agreement was insignificant for the three and six months ended June 30, 2026. Interest expense on the 2021 Credit Agreement was $0.1 million and $0.2 million for the three and six months ended June 30, 2025, respectively.

As of June 30, 2026, the Company had no borrowings outstanding on the Revolving Facility. Interest expense on the Revolving Facility was $0.1 million and $0.2 million for the three and six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025 the Company had no borrowings outstanding through the FHLB. Interest expense on the FHLB line of credit was $0.4 million and $0.5 million for the three and six months ended June 30, 2026, respectively. Interest expense on the FHLB line of credit was insignificant for the three and six months ended June 30, 2025.

14. Business Acquisitions

On January 31, 2026, the Company completed the acquisition of 100% of the issued and outstanding equity interests of Gray Surety for aggregate consideration of approximately $314.0 million. The acquisition was funded with proceeds from the Term Loan (as defined in Note 13) and cash on hand and was completed to expand the Company’s surety platform. The Company subsequently renamed Gray Surety to Palomar Casualty and Surety Company (“PCSC”).

The acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations and ASC 944 Financial Services - Insurance. The allocation of the purchase price to the assets acquired and liabilities assumed remains preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date. The results of operations of Gray Surety have been included in the Company’s condensed consolidated financial statements since the January 31, 2026 acquisition date. For the three months and six months ended June 30, 2026, Gray Surety contributed revenue of $21.6 million and $33.6 million, respectively, and net loss of $4.6 million and $5.8 million, respectively.

During the three months ended June 30, 2026, the Company recorded measurement-period adjustments primarily related to the valuation of customer relationships, a non-compete agreement and VOBA. These adjustments increased customer relationship intangible assets by $15.6 million, resulted in the recognition of a non-compete intangible asset of $0.7 million, increased VOBA by $3.5 million, increased the deferred tax liability by $3.6 million and decreased goodwill by $16.1 million.

As a result of these measurement-period adjustments, during the three months ended June 30, 2026, the Company recognized $1.4 million of additional amortization expense related to amounts that would have been recognized during the three months ended March 31, 2026, including $1.2 million within Other underwriting expenses and $0.2 million within Acquisition expenses.

The Company recognized $7.4 million of acquisition-related expenses associated with the Gray Surety acquisition for both the three and six months ended June 30, 2026. These expenses were recognized within Other underwriting expenses in the Consolidated Statements of Income and Comprehensive Income and primarily consisted of advisory, legal, accounting, valuation, and other due diligence costs.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
($ in thousands)
Cash and cash equivalents	$67,683
Investments	113,149
Receivables (premiums and investment income)	14,520
Reinsurance recoverable	5,652
Intangible assets	66,500
Value of business acquired (VOBA)	26,532
Other assets	1,350
Total assets	295,386

Accounts payable and other accrued liabilities	11,088
Reserve for losses and loss adjustment expenses	22,178
Unearned premiums	33,730
Income taxes payable	829
Deferred tax liability	18,655
Net assets acquired	208,906
Goodwill	$105,097

Intangible assets were comprised of the following:

	Amount
	($ in thousands)	Useful Life	Amortization	Valuation Approach
Customer relationships	$60,800	8 years	Straight-line	Multi-period excess earnings method
Non-compete agreements	$700	5 years	Straight-line	With-and-without method
State licenses	5,000	Indefinite	Not amortized	Multi-period excess earnings method
Total intangible assets	$66,500

The table above excludes VOBA, which is presented separately in the purchase price allocation due to its insurance-specific nature and amortization pattern. In connection with the acquisition, the Company recognized VOBA in accordance with ASC 944-805-30-1. Upon acquisition, the Company acquired the contractual insurance and reinsurance assets of Gray Surety, including existing deferred acquisition costs. These deferred acquisition costs were derecognized, as they represent historical costs of the acquiree, and the Company recognized the fair value of the in-force insurance contracts, including a VOBA component representing the present value of future underwriting profits. This component was determined using an income approach based on expected future cash flows discounted at a weighted-average cost of capital.

The Company recognized total VOBA of approximately $26.5 million, which is recorded within intangible assets and represents the present value of future underwriting profits associated with the acquired in-force policies.

VOBA is amortized over the expected remaining lives of the underlying policies in proportion to the estimated earning pattern of the related unearned premiums as of the acquisition date. VOBA balances are subject to recoverability testing. No impairment was identified as of June 30, 2026.

Goodwill of $105.1 million represents the excess of consideration transferred over the fair value of the net identifiable assets acquired. Goodwill reflects the expected synergies from combining Gray Surety’s surety and bond platform with the Company’s specialty insurance operations, including expanded distribution relationships, cross-selling opportunities, and operational efficiencies. Goodwill is not deductible for income tax purposes.

The following unaudited pro forma financial information presents the combined results of operations of the Company and Gray Surety as if the acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2025, nor does it purport to project the future results of operations of the combined company. Significant pro forma adjustments include amortization of VOBA, acquisition-related financing costs, transactions costs, and related income tax effects. The pro forma results reflect the revised provisional purchase-price allocation and related amortization as of June 30, 2026.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(Unaudited, $ in thousands)		(Unaudited, $ in thousands)
Pro forma revenue	$314,423	$224,973	$600,244	$417,189
Pro forma net income	52,592	43,689	99,344	79,815

15. Subsequent Events

On July 30, 2026, the Company’s Board of Directors declared a cash dividend of $0.45 per share of common stock, payable on September 2, 2026 to stockholders of record as of August 19, 2026.

Dividend equivalents of $0.45 per unit were also accrued for holders of unvested PSUs and RSUs as of the same record date. Dividend equivalents accrued on PSUs and RSUs will be forfeited if the underlying awards do not vest.

Based on the number of shares of common stock outstanding and the number of unvested PSUs and RSUs as of June 30, 2026, the Company estimates the aggregate dividend payment will be approximately $12.2 million, although the actual aggregate amount will depend on the number of shares of common stock outstanding as of the record date.

This dividend was not recognized in the Company’s condensed consolidated financial statements as of and for the three and six months ended June 30, 2026, because the obligation to pay the dividend did not exist as of the balance sheet date.

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

The results of operations for the six months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2026.

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

Results of Operations

Three months ended June 30, 2026 compared to three months ended June 30, 2025

The following table summarizes our results for the three months ended June 30, 2026 and 2025:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$630,456	$496,288	$134,168	27.0%
Ceded written premiums	(305,279)	(266,506)	(38,773)	14.5%
Net written premiums	325,177	229,782	95,395	41.5%
Net earned premiums	286,951	179,958	106,993	59.5%
Commission and other income	769	1,677	(908)	(54.1)%
Total underwriting revenue (1)	287,720	181,635	106,085	58.4%
Losses and loss adjustment expenses	98,988	46,183	52,805	114.3%
Acquisition expenses, net of ceding commissions and fronting fees	71,256	51,637	19,619	38.0%
Other underwriting expenses	69,429	45,525	23,904	52.5%
Underwriting income (1)	48,047	38,290	9,757	25.5%
Interest expense	(4,947)	(86)	(4,861)	NM
Net investment income	19,950	13,370	6,580	49.2%
Net realized and unrealized gains on investments	6,753	8,306	(1,553)	(18.7)%
Income before income taxes	69,803	59,880	9,923	16.6%
Income tax expense	17,211	13,352	3,859	28.9%
Net income	$52,592	$46,528	$6,064	13.0%
Adjustments:
Net realized and unrealized gains on investments	(6,753)	(8,306)	1,553	(18.7)%
Expenses associated with transactions	6	754	(748)	(99.2)%
Stock-based compensation expense	7,438	5,347	2,091	39.1%
Amortization of intangibles	9,180	1,346	7,834	NM
Expenses associated with catastrophe bond	2,330	2,661	(331)	(12.4)%
Tax impact	(1,025)	202	(1,227)	NM
Adjusted net income (1)	$63,768	$48,532	$15,236	31.4%
Key Financial and Operating Metrics
Annualized return on equity	21.7%	22.7%
Annualized adjusted return on equity (1)	26.3%	23.7%
Loss ratio	34.5%	25.7%
Expense ratio	48.8%	53.1%
Combined ratio	83.3%	78.8%
Adjusted combined ratio (1)	76.7%	73.1%
Diluted earnings per share	$1.94	$1.68
Diluted adjusted earnings per share (1)	$2.36	$1.76
Catastrophe losses	$(418)	$(22)
Catastrophe loss ratio (1)	-0.1%	0.0%
Adjusted combined ratio excluding catastrophe losses (1)	76.8%	73.1%
Adjusted underwriting income (1)	$67,001	$48,398	$18,603	38.4%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $134.2 million, or 27.0%, to $630.5 million for the three months ended June 30, 2026 compared to $496.3 million for the three months ended June 30, 2025. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Crop lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended June 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product(1)
Casualty	$197,494	31.3%	$144,388	29.1%	$53,106	36.8%
Inland Marine and Property	169,728	26.9%	153,040	30.8%	16,688	10.9%
Earthquake	146,648	23.3%	147,709	29.8%	(1,061)	(0.7)%
Crop	77,368	12.3%	39,464	8.0%	37,904	96.0%
Surety & Credit	39,218	6.2%	11,687	2.3%	27,531	235.6%
Total gross written premiums	$630,456	100.0%	$496,288	100.0%	$134,168	27.0%

(1)
Beginning in 2026, we updated the categorization of our products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended June 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PESIC	$304,276	48.3%	$237,943	47.9%	$66,333	27.9%
PSIC	278,176	44.1%	232,983	46.9%	45,193	19.4%
Laulima	23,407	3.7%	20,134	4.1%	3,273	16.3%
PCSC	21,558	3.4%	—	—%	21,558	—%
FIA	3,039	0.5%	5,228	1.1%	(2,189)	(41.9)%
Total gross written premiums	$630,456	100.0%	$496,288	100.0%	$134,168	27.0%

Ceded Written Premiums

Ceded written premiums increased $38.8 million, or 14.5%, to $305.3 million for the three months ended June 30, 2026 from $266.5 million for the three months ended June 30, 2025. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Crop lines.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 48.4% for the three months ended June 30, 2026 from 53.7% for the three months ended June 30, 2025. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $95.4 million, or 41.5%, to $325.2 million for the three months ended June 30, 2026 from $229.8 million for the three months ended June 30, 2025. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $107.0 million, or 59.5%, to $287.0 million for the three months ended June 30, 2026 from $180.0 million for the three months ended June 30, 2025 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The following table shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Gross earned premiums	$552,859	$408,764	$144,095	35.3%
Ceded earned premiums	(265,908)	(228,806)	(37,102)	16.2%
Net earned premiums	$286,951	$179,958	$106,993	59.5%

Net earned premium ratio	51.9%	44.0%

Our net earned premium ratio increased as premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period. This was primarily driven by our decision to retain a higher percentage of premiums on our Crop business in 2026 and lower XOL pricing.

Commission and Other Income

Commission and other income decreased $0.9 million to $0.8 million for the three months ended June 30, 2026 from $1.7 million for the three months ended June 30, 2025. The balance decreased due to the non-recurrence of a reimbursement arrangement that benefited us in the prior quarter.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $52.8 million, or 114.3%, to $99.0 million for the three months ended June 30, 2026 from $46.2 million for the three months ended June 30, 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Catastrophe losses	$(418)	$(22)	$(396)	NM
Non-catastrophe losses	99,406	46,205	53,201	115.1%
Total losses and loss adjustment expenses	$98,988	$46,183	$52,805	114.3%

Catastrophe loss ratio	-0.1%	—%
Non-catastrophe loss ratio	34.6%	25.7%
Total loss ratio	34.5%	25.7%

Catastrophe loss activity for the quarter ended June 30, 2026 was primarily related to favorable development on prior period catastrophe events.

Catastrophe loss activity for the quarter ended June 30, 2025 was minimal and related to favorable development on prior period catastrophe events.

Non-catastrophe losses increased for the three months ended June 30, 2026 compared to the three months ended June 30, 2025 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Property and due to our decision to retain a higher percentage of premiums and losses on our Crop business in 2026.

Acquisition Expenses

Acquisition expenses increased $19.6 million, or 38.0%, to $71.3 million for the three months ended June 30, 2026 from $51.6 million for the three months ended June 30, 2025. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 12.9% for the three months ended June 30, 2026 compared to 12.6% for the three months ended June 30, 2025. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $23.9 million, or 52.5%, to $69.4 million for the three months ended June 30, 2026 from $45.5 million for the three months ended June 30, 2025. The increase was primarily due to us incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 12.6% for the three months ended June 30, 2026 compared to 11.1% for the three months ended June 30, 2025. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 9.1% for the three months ended June 30, 2026 compared to 8.7% for the three months ended June 30, 2025. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $6.6 million, or 49.2%, to $20.0 million for the three months ended June 30, 2026 from $13.4 million for the three months ended June 30, 2025. The increase was primarily due to a higher average balance of investments during the three months ended June 30, 2026 due to the investing of cash generated from operations and higher yields on invested assets versus the prior year.

We incurred $6.8 million of net realized and unrealized losses on investments for the three months ended June 30, 2026 compared to $8.3 million of net realized and unrealized losses for the three months ended June 30, 2025. In both periods, the balance was primarily driven by unrealized losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Interest income	$19,090	$13,344	$5,746	43.1%
Dividend income	1,370	242	1,128	NM
Investment management fees and expenses	(510)	(216)	(294)	136.1%
Net investment income	19,950	13,370	6,580	49.2%
Net realized and unrealized gains on investments	6,753	8,306	(1,553)	(18.7)%
Total	$26,703	$21,676	$5,027	23.2%
NM - not meaningful

Income Tax Expense

Income tax expense increased $3.9 million to $17.2 million for the three months ended June 30, 2026 from $13.4 million for the three months ended June 30, 2025 due to higher pre-tax income for the period ended June 30, 2026. For the three months ended June 30, 2026 and 2025 our income tax rates of 24.7% and 22.3%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

Results of Operations

Six months ended June 30, 2026 compared to six months ended June 30, 2025

The following table summarizes our results for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$1,260,284	$938,452	$321,832	34.3%
Ceded written premiums	(597,192)	(497,251)	(99,941)	20.1%
Net written premiums	663,092	441,201	221,891	50.3%
Net earned premiums	548,389	344,029	204,360	59.4%
Commission and other income	2,178	2,507	(329)	(13.1)%
Total underwriting revenue (1)	550,567	346,536	204,031	58.9%
Losses and loss adjustment expenses	186,085	84,927	101,158	119.1%
Acquisition expenses, net of ceding commissions and fronting fees	141,571	97,996	43,575	44.5%
Other underwriting expenses	134,336	81,258	53,078	65.3%
Underwriting income (1)	88,575	82,355	6,220	7.6%
Interest expense	(8,105)	(171)	(7,934)	NM
Net investment income	37,934	25,441	12,493	49.1%
Net realized and unrealized gains on investments	4,860	5,968	(1,108)	(18.6)%
Income before income taxes	123,264	113,593	9,671	8.5%
Income tax expense	27,725	24,143	3,582	14.8%
Net income	$95,539	$89,450	$6,089	6.8%
Adjustments:
Net realized and unrealized gains on investments	(4,860)	(5,968)	1,108	(18.6)%
Expenses associated with transactions	7,412	2,841	4,571	160.9%
Stock-based compensation expense	16,224	10,092	6,132	60.8%
Amortization of intangibles	15,235	2,054	13,181	NM
Expenses associated with catastrophe bond	2,330	2,661	(331)	(12.4)%
Tax impact	(4,976)	(1,293)	(3,683)	284.8%
Adjusted net income (1)	$126,904	$99,837	$27,067	27.1%
Key Financial and Operating Metrics
Annualized return on equity	19.9%	22.7%
Annualized adjusted return on equity (1)	26.4%	25.3%
Loss ratio	33.9%	24.7%
Expense ratio	49.9%	51.4%
Combined ratio	83.8%	76.1%
Adjusted combined ratio (1)	76.3%	70.9%
Diluted earnings per share	$3.51	$3.24
Diluted adjusted earnings per share (1)	$4.66	$3.62
Catastrophe losses	$(149)	$(565)
Catastrophe loss ratio (1)	0.0%	-0.2%
Adjusted combined ratio excluding catastrophe losses (1)	76.4%	71.1%
Adjusted underwriting income (1)	$129,776	$100,003	$29,773	29.8%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $321.8 million, or 34.3%, to $1.3 billion for the six months ended June 30, 2026 compared to $938.5 million for the six months ended June 30, 2025. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Casualty and Crop lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships.

The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Six Months Ended June 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product(1)
Casualty	$403,793	32.0%	$277,490	29.6%	$126,303	45.5%
Inland Marine and Property	336,291	26.7%	266,366	28.4%	69,925	26.3%
Earthquake	283,964	22.5%	281,405	30.0%	2,559	0.9%
Crop	165,142	13.1%	87,683	9.3%	77,459	88.3%
Surety & Credit	71,094	5.7%	25,508	2.7%	45,586	178.7%
Total gross written premiums	$1,260,284	100.0%	$938,452	100.0%	$321,832	34.3%

(1)
Beginning in 2026, we updated the categorization of our products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

The following table summarizes our gross written premiums by insurance subsidiary:

	Six Months Ended June 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$601,929	47.8%	$463,900	49.4%	$138,029	29.8%
PESIC	574,346	45.6%	428,730	45.7%	145,616	34.0%
Laulima	42,078	3.3%	36,171	3.9%	5,907	16.3%
PCSC	33,979	2.7%	—	—%	33,979	—%
FIA	7,952	0.6%	9,651	1.0%	(1,699)	(17.6)%
Total gross written premiums	$1,260,284	100.0%	$938,452	100.0%	$321,832	34.3%

Ceded Written Premiums

Ceded written premiums increased $99.9 million, or 20.1%, to $597.2 million for the six months ended June 30, 2026 from $497.3 million for the six months ended June 30, 2025. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Casualty and Crop lines.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 47.4% for the six months ended June 30, 2026 from 53.0% for the six months ended June 30, 2025. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $221.9 million, or 50.3%, to $663.1 million for the six months ended June 30, 2026 from $441.2 million for the six months ended June 30, 2025. The increase was primarily due to an increase in gross written premiums, primarily in our Casualty and Crop lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $204.4 million, or 59.4%, to $548.4 million for the six months ended June 30, 2026 from $344.0 million for the six months ended June 30, 2025 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The following table shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Gross earned premiums	$1,056,731	$784,540	$272,191	34.7%
Ceded earned premiums	(508,342)	(440,511)	(67,831)	15.4%
Net earned premiums	$548,389	$344,029	$204,360	59.4%

Net earned premium ratio	51.9%	43.9%

Our net earned premium ratio increased as premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period. This was primarily driven by our decision to retain a higher percentage of premiums on our Crop business in 2026 and lower XOL pricing.

Commission and Other Income

Commission and other income decreased $0.3 million to $2.2 million for the six months ended June 30, 2026 from $2.5 million for the six months ended June 30, 2025. The balance decreased due to the non-recurrence of a reimbursement arrangement that benefited us in the prior quarter.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $101.2 million, or 119.1%, to $186.1 million for the six months ended June 30, 2026 from $84.9 million for the six months ended June 30, 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Catastrophe losses	$(149)	$(565)	$416	(73.6)%
Non-catastrophe losses	186,234	85,492	100,742	117.8%
Total losses and loss adjustment expenses	$186,085	$84,927	$101,158	119.1%

Catastrophe loss ratio	0.0%	-0.2%
Non-catastrophe loss ratio	33.9%	24.9%
Total loss ratio	33.9%	24.7%

Catastrophe loss activity for the six months ended June 30, 2026 was primarily related to Hawaii flood activity offset by favorable development on prior period catastrophe events.

Catastrophe loss activity for the six months ended June 30, 2025 was related to favorable development on prior period catastrophe events.

Non-catastrophe losses increased for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Property and due to our decision to retain a higher percentage of premiums and losses on our Crop business in 2026.

Acquisition Expenses

Acquisition expenses increased $43.6 million, or 44.5%, to $141.6 million for the six months ended June 30, 2026 from $98.0 million for the six months ended June 30, 2025. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 13.4% for the six months ended June 30, 2026 compared to 12.5% for the six months ended June 30, 2025. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $53.1 million, or 65.3%, to $134.3 million for the six months ended June 30, 2026 from $81.3 million for the six months ended June 30, 2025. The increase was primarily due to us incurring higher payroll, technology, and stock-based compensation expenses associated with general growth.

Other underwriting expenses as a percentage of gross earned premiums were 12.7% for the six months ended June 30, 2026 compared to 10.4% for the six months ended June 30, 2025. Excluding the impact of expenses relating to transactions, stock-based compensation, and amortization of intangibles, other underwriting expenses as a percentage of gross earned premiums were 8.8% for the six months ended June 30, 2026 compared to 8.1% for the six months ended June 30, 2025. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $12.5 million, or 49.1%, to $37.9 million for the six months ended June 30, 2026 from $25.4 million for the six months ended June 30, 2025. The increase was primarily due to a higher average balance of investments during the six months ended June 30, 2026 due to the investing of cash generated from operations and higher yields on invested assets versus the prior year.

We incurred $4.9 million of net realized and unrealized losses on investments for the six months ended June 30, 2026 compared to $6.0 million of net realized and unrealized losses for the six months ended June 30, 2025. In both periods, the balance was primarily driven by unrealized losses on our equity securities. Unrealized gains and losses on fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Six Months Ended
	June 30,
	2026	2025	Change	% Change
	($ in thousands)
Interest income	$36,398	$25,308	$11,090	43.8%
Dividend income	2,340	559	1,781	NM
Investment management fees and expenses	(804)	(426)	(378)	88.7%
Net investment income	37,934	25,441	12,493	49.1%
Net realized and unrealized gains on investments	4,860	5,968	(1,108)	(18.6)%
Total	$42,794	$31,409	$11,385	36.2%
NM- not meaningful

Income Tax Expense

Income tax expense increased $3.6 million to $27.7 million for the six months ended June 30, 2026 from $24.1 million for the six months ended June 30, 2025 due to higher pre-tax income for the period ended June 30, 2026. For the six months ended June 30, 2026 and 2025, our income tax rates of 22.5% and 21.3%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Total revenue	$314,423	$203,311	$593,361	$377,945
Net investment income	(19,950)	(13,370)	(37,934)	(25,441)
Net realized and unrealized gains on investments	(6,753)	(8,306)	(4,860)	(5,968)
Underwriting revenue	$287,720	$181,635	$550,567	$346,536

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Income before income taxes	$69,803	$59,880	$123,264	$113,593
Net investment income	(19,950)	(13,370)	(37,934)	(25,441)
Net realized and unrealized gains on investments	(6,753)	(8,306)	(4,860)	(5,968)
Interest expense	4,947	86	8,105	171
Underwriting income	$48,047	$38,290	$88,575	$82,355
Expenses associated with transactions	6	754	7,412	2,841
Stock-based compensation expense	7,438	5,347	16,224	10,092
Amortization of intangibles	9,180	1,346	15,235	2,054
Expenses associated with catastrophe bond	2,330	2,661	2,330	2,661
Adjusted underwriting income	$67,001	$48,398	$129,776	$100,003

Adjusted Net Income

We define adjusted net income as net income excluding the impact of certain items that may not be indicative of underlying business trends, operating results, or future outlook, net of tax impact. We calculate the tax impact only on adjustments which would be included in calculating our income tax expense using the estimated tax rate at which we received a deduction for these adjustments. We use adjusted net income as an internal performance measure in the management of our operations because we believe it gives our management and financial statement users useful insight into our results of operations and our underlying business performance. Adjusted net income does not reflect the overall profitability of our business and should not be viewed as a substitute for net income calculated in accordance with GAAP. Other companies may define adjusted net income differently.

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net income	$52,592	$46,528	$95,539	$89,450
Adjustments:
Net realized and unrealized gains on investments	(6,753)	(8,306)	(4,860)	(5,968)
Expenses associated with transactions	6	754	7,412	2,841
Stock-based compensation expense	7,438	5,347	16,224	10,092
Amortization of intangibles	9,180	1,346	15,235	2,054
Expenses associated with catastrophe bond	2,330	2,661	2,330	2,661
Tax impact	(1,025)	202	(4,976)	(1,293)
Adjusted net income	$63,768	$48,532	$126,904	$99,837

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Annualized adjusted net income	$255,072	$194,128	$253,808	$199,674
Average stockholders’ equity	$969,991	$818,823	$961,805	$788,114
Annualized adjusted return on equity	26.3%	23.7%	26.4%	25.3%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$238,904	$141,668	$459,814	$261,674
Denominator: Net earned premiums	$286,951	$179,958	$548,389	$344,029
Combined ratio	83.3%	78.8%	83.8%	76.1%
Adjustments to numerator:
Expenses associated with transactions	$(6)	$(754)	$(7,412)	$(2,841)
Stock-based compensation expense	(7,438)	(5,347)	(16,224)	(10,092)
Amortization of intangibles	(9,180)	(1,346)	(15,235)	(2,054)
Expenses associated with catastrophe bond	(2,330)	(2,661)	(2,330)	(2,661)
Adjusted combined ratio	76.7%	73.1%	76.3%	70.9%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Adjusted net income	$63,768	$48,532	$126,904	$99,837
Weighted-average common shares outstanding, diluted	27,056,554	27,628,733	27,208,113	27,568,913
Diluted adjusted earnings per share	$2.36	$1.76	$4.66	$3.62

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$98,988	$46,183	$186,085	$84,927
Denominator: Net earned premiums	$286,951	$179,958	$548,389	$344,029
Loss ratio	34.5%	25.7%	33.9%	24.7%

Numerator: Catastrophe losses	$(418)	$(22)	$(149)	$(565)
Denominator: Net earned premiums	$286,951	$179,958	$548,389	$344,029
Catastrophe loss ratio	-0.1%	0.0%	0.0%	-0.2%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$238,904	$141,668	$459,814	$261,674
Denominator: Net earned premiums	$286,951	$179,958	$548,389	$344,029
Combined ratio	83.3%	78.8%	83.8%	76.1%
Adjustments to numerator:
Expenses associated with transactions	$(6)	$(754)	$(7,412)	$(2,841)
Stock-based compensation expense	(7,438)	(5,347)	(16,224)	(10,092)
Amortization of intangibles	(9,180)	(1,346)	(15,235)	(2,054)
Expenses associated with catastrophe bond	(2,330)	(2,661)	(2,330)	(2,661)
Catastrophe losses	418	22	149	565
Adjusted combined ratio excluding catastrophe losses	76.8%	73.1%	76.4%	71.1%

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

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	June 30,	December 31,
	2026	2025
	($ in thousands)
Stockholders’ equity	$980,942	$942,667
Goodwill and intangible assets	(236,756)	(61,054)
Tangible stockholders’ equity	$744,186	$881,613

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

Under Louisiana law which governs PCSC, the maximum amount of stockholder dividends that the Company may pay without prior approval of the Louisiana Insurance Commissioner is limited to the lesser of (i) statutory net income for the preceding three calendar years excluding realized capital gains and dividend paid during the preceding two calendar years, or (II) 10% of statutory surplus. Based on the above restrictions, PCSC may pay a dividend or distribution of no greater than $13.2 million in 2026 without approval of the Louisiana Insurance Commissioner.

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

The following table summarizes our cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
	2026	2025
	($ in thousands)
Cash provided by (used in):
Operating activities	$214,197	$208,061
Investing activities	(493,109)	(212,698)
Financing activities	234,724	5,413
Change in cash, cash equivalents, and restricted cash	$(44,188)	$776

Our cash flow from operating activities was positive during the six months ended June 30, 2026 and 2025. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Cash used in investing activities for the six months ended June 30, 2026 and 2025 related primarily to purchases of fixed maturity securities in excess of sales and maturities and acquisitions occurring in each period.

Cash provided by financing activities for the six months ended June 30, 2026 was related to the issuance of a term loan for $300.0 million, the receipt of $2.0 million in proceeds from policy holder contributions of surplus, the receipt of $0.7 million in proceeds from our employee stock purchase plan, and the receipt of $0.5 million in proceeds from stock option exercises, partially offset by repurchases of $64.1 million of our common stock, payment of debt issuance costs of $2.6 million, and principal repayment on our term loan of $1.9 million. Cash provided by financing activities for the six months ended June 30, 2025 was related to the receipt of $3.3 million in proceeds from stock option exercises, the receipt of $1.8 million in proceeds from policy holder contributions of surplus, and the receipt of $0.5 million in proceeds from our employee stock purchase plan, partially offset by $0.1 million in offering costs from the August 2024 secondary offering.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.7 billion in cash and investment securities available at June 30, 2026. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

On July 31, 2025, our Board of Directors approved a share repurchase program, (the “2025 Repurchase Program”), authorizing the repurchase of up to $150 million of our outstanding common stock through July 31, 2027. As such, we have used and may use our cash in the future to purchase outstanding shares of our common stock. Under the 2025 Repurchase Program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 226,130 shares for $27.3 million under the 2025 Program during the six months ended June 30, 2026 and no amount remains available for future repurchases.

On April 30, 2026, our Board of Directors approved a share repurchase program, (the “2026 Repurchase Program”), effective May 6, 2026, which replaces the 2025 Repurchase Program, and authorizes the repurchase of up to $200 million of our outstanding common stock through May 6, 2028. Under the 2026 Repurchase Program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 332,844 shares for $36.8 million under this program during the six months ended June 30, 2026 and $163.2 million remains available for future repurchases.

Dividends

On July 30, 2026 our Board of Directors declared a cash dividend of $0.45 per share on our common stock, representing the first cash dividend declared on our common stock. The dividend is payable on September 2, 2026 to stockholders of record as of August 19, 2026. We expect the aggregate cash payment for this dividend to be approximately $12.2 million, although the actual aggregate amount paid will depend on the number of shares of our common stock and unvested PSUs and RSUs outstanding as of the record date. We intend to fund this dividend payment from cash on hand and cash generated from operations. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will be subject to the restrictions described under “Sources and Uses of Funds” above and in Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

As of June 30, 2026, the Company had $295.8 million outstanding on its Term Loan.

As of June 30, 2026, we had no borrowings outstanding through the 2021 Credit Agreement and the Revolving Facility.

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

As of June 30, 2026, we had no borrowings outstanding through the FHLB line of credit.

Stockholders’ Equity

At June 30, 2026 total stockholders’ equity was $980.9 million and tangible stockholders’ equity was $744.2 million, compared to total stockholders’ equity of $942.7 million and tangible stockholders’ equity of $881.6 million as of December 31, 2025. Stockholders’ equity increased due to net income earned for the period, activity related to stock-based compensation, and unrealized gains on fixed maturity securities.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Investment Committee reviews and recommends investment guidelines, which are subject to approval by our Board of Directors in accordance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, equity securities, and other investments. As of June 30, 2026, the majority of our investment portfolio, or $1.5 billion, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $129.5 million of equity securities, $40.9 million of investments in limited partnerships, and $5.0 million of a livestock put option. In addition, we maintained a non‑restricted cash and cash equivalent balance of $62.7 million at June 30, 2026. Our fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.33 and 3.81 years and an average rating of “A1/A+” as of June 30, 2026 and December 31, 2025, respectively. Our fixed income investment portfolio had a book yield of 4.99% as of June 30, 2026, compared to 4.83% as of December 31, 2025.

At June 30, 2026 and December 31, 2025 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
June 30, 2026	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,870	$23,535	1.6%
U.S. States, Territories, and Political Subdivisions	17,773	16,905	1.1%
Special revenue excluding mortgage/asset-backed securities	20,165	18,429	1.2%
Corporate and other	750,667	741,655	49.3%
Mortgage/asset-backed securities	710,530	702,336	46.7%
Total available-for-sale investments	$1,523,005	$1,502,860	99.9%

	Amortized	Fair	% of Total
December 31, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$23,587	1.9%
U.S. States, Territories, and Political Subdivisions	19,745	18,862	1.5%
Special revenue excluding mortgage/asset-backed securities	19,280	17,465	1.4%
Corporate and other	606,748	608,235	49.7%
Mortgage/asset-backed securities	558,116	556,038	45.5%
Total available-for-sale investments	$1,227,605	$1,224,187	100.0%

The following tables provide the credit quality of investment securities as of June 30, 2026 and December 31, 2025:

	Estimated	% of
June 30, 2026	Fair Value	Total
	($ in thousands)
Rating
AAA	$168,710	11.2%
AA	500,803	33.3%
A	411,735	27.4%
BBB	367,542	24.5%
BB	48,554	3.2%
B	4,016	0.3%
CCC & Below	1,500	0.1%
	$1,502,860	100.0%

	Estimated	% of
December 31, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$143,223	11.7%
AA	411,484	33.6%
A	318,324	26.0%
BBB	297,191	24.3%
BB	48,471	4.0%
B	3,993	0.3%
CCC & Below	1,501	0.1%
	$1,224,187	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of June 30, 2026 were as follows:

	Amortized	Fair	% of Total
June 30, 2026	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$50,675	$50,623	3.4%
Due after one year through five years	295,580	292,059	19.4%
Due after five years through ten years	278,412	276,482	18.4%
Due after ten years	187,808	181,360	12.1%
Mortgage and asset-backed securities	710,530	702,336	46.7%
	$1,523,005	$1,502,860	100.0%

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

In addition to reinsurance from traditional reinsurers, we utilize collateralized protection via catastrophe bonds. We currently have $1.2 billion of multi-year indemnity-based reinsurance coverage for catastrophe events, all issued through Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer.

Our catastrophe event retention is $20 million for earthquake events and $11 million for hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $865 million with a retention of $1.5 million. Our reinsurance coverage exhausts at $3.9 billion for earthquake events and $135 million for continental U.S. hurricane events, providing coverage in excess of our 1 in 250-year peak zone PML and in excess of our A.M. Best requirement. In addition, we maintain reinsurance coverage equivalent to or better than the 1 in 250-year PML for our other lines.

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

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “AA−,” with approximately 71.9% rated “A−” or better. At June 30, 2026, 3.6% of our fixed maturity portfolio was unrated or rated below investment grade. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
•
A significant portion of our business is generated in California, and as a result, we are more significantly exposed to California loss activity and regulatory environments, including regulatory constraints on pricing, underwriting actions, and the timing or approval of rate changes;
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

Our reinsurance coverage currently exhausts at $3.9 billion for earthquake events and $135 million for continental U.S. hurricane events, with coverage in excess of our estimated peak zone 1 in 250 year PML event and in excess of our A.M. Best threshold. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $865 million with a retention of $1.5 million. Our catastrophe event retention is currently $20 million for earthquake events and $11 million for hurricane events and all other perils. In addition to our event retention, we may also incur additional reinsurance expenses upon a catastrophe event. While we only select reinsurers whom we believe to have acceptable credit, if our reinsurers are unable to pay the claims for which they are responsible, we retain primary liability. Our earthquake policies do not provide coverage for fire damage arising from an earthquake. Catastrophe events which cause our reinsurers to incur losses may increase the cost of reinsurance in future periods, increase retentions or reduce available limits, or make it more difficult to obtain reinsurance on commercially acceptable terms. While we believe our risk transfer program reduces exposure to catastrophe losses and earnings volatility, one or more severe catastrophe events could result in claims that exceed the limits of our reinsurance coverage.

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

Our reserves are impacted by several important factors, such as:

•
Litigation, judicial and regulatory trends, such as increased litigation, higher jury awards, class action lawsuits, multi-district litigation, and evolving legal theories that may increase claim duration, defense costs and settlement values;
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

Expansion into new products, acquired businesses and lines of business may result in more limited historical claims experience for certain exposures, increasing uncertainty in estimating ultimate losses and loss adjustment expenses.

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

In addition to reinsurance purchased from traditional reinsurers, we utilize collateralized protection from the insurance-linked securities market through catastrophe bonds issued via Torrey Pines Re Ltd., a Bermuda-domiciled special purpose insurer. We closed a $360 million catastrophe bond in the second quarter of 2026, effective June 1, 2026 through June 1, 2029; a $525 million catastrophe bond in the second quarter of 2025, effective June 1, 2025 through June 1, 2028; a $420 million catastrophe bond in the second quarter of 2024, effective June 1, 2024 through June 1, 2027; and a $200 million catastrophe bond in the second quarter of 2023, effective June 1, 2023 through June 1, 2026. These catastrophe bonds provide indemnity-based reinsurance coverage for catastrophe events.

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

Our approach to risk management relies on subjective variables that entail significant uncertainties. We manage our exposure to catastrophe losses by analyzing the probability of the occurrence of catastrophe events and their severity and impact on our underwriting and investment portfolio. We monitor and mitigate our exposure through several methods designed to minimize risk, including underwriting specialization, modeling and data systems, data quality control, strategic use of policy deductibles, regular review of aggregate exposure and probable maximum loss reports, which report the maximum amount of expected losses based on computer or actuarial modeling techniques. These methods rely on estimates, models, data, and scenarios that may not accurately predict actual outcomes. Consequently, we could incur losses both in the risks we underwrite and to the value of our investment portfolio due to the overall impact on financial markets from the occurrence of catastrophe events.

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

We run many model simulations to evaluate the impact of these assumptions on a catastrophe’s loss potential. Furthermore, there are risks associated with catastrophe events, which are either poorly represented or not represented at all by catastrophe models. Climate change, evolving catastrophe patterns, and the emergence of secondary perils such as severe inland flooding, wildfires, and convective storms may further increase both the frequency and severity of catastrophe events. Limited historical data for certain perils, along with changes in climate and loss patterns, may reduce the reliability of catastrophe models and stress the assumptions on which we rely to price risk, manage exposures, and purchase reinsurance. Changing catastrophe patterns may also reduce the predictive value of historical loss experience used to develop catastrophe models, which could impair our ability to price business, estimate probable maximum losses, and structure our reinsurance program. Each modeling assumption or un-modeled risk introduces uncertainty into probable maximum loss estimates that management must consider. These uncertainties can include, but are not limited to, the following:

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and creditworthiness of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of June 30, 2026, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”) and First Indemnity of America Insurance Co. (“FIA”), and “A-” (Excellent) (Outlook Positive) to Palomar Casualty and Surety Company (“PCSC”).

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

A significant portion of our business is generated in California, and as a result, we are more significantly exposed to California loss activity and regulatory environments, including regulatory constraints on pricing, underwriting actions, and the timing or approval of rate changes.

Our policyholders and insurance risks are currently concentrated in California, which generated 30.9% of our gross written premiums for the year ended December 31, 2025 and 25.6% for the six months ended June 30, 2026. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe events may cancel or not renew their policies with us following such events. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also adversely affect our business. In addition, the California Department of Insurance has continued to implement regulatory reforms, including changes to catastrophe modeling and rate regulation. We cannot predict how these or other regulatory changes may affect our California business. Delays in obtaining adequate rate approvals or restrictions on underwriting actions could reduce our ability to respond to changing loss trends and effectively manage catastrophe exposure.

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

For the six months ended June 30, 2026, our largest program administrator distributed $207.6 million, or 16.5% of our gross written premiums and our second largest program administrator distributed $164.5 million, or 13.0% of our gross written premiums. There were no other program administrators that distributed greater than 10% of our gross written premiums for the six months ended June 30, 2026.

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

We face competition from other specialty insurance companies, standard insurance companies and underwriting agencies that are larger than we are and that have greater financial, marketing, technological, and other resources than we do. Some of these competitors also have longer operating histories and more market recognition than we do in certain lines of business. In addition, we compete against state or other publicly managed enterprises including the California Earthquake Authority (“CEA”), the National Flood Insurance Program, and the Texas Wind Insurance Association. If the CEA were to provide coverage to non-CEA member carriers or lessen the capital requirements for membership, we would face additional competition in our markets, and our operating results could be adversely affected. Furthermore, it may be difficult or prohibitively expensive for us to implement or maintain technology systems and processes that are competitive with those of larger insurers.

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

In addition, the insurance and reinsurance industries have historically been cyclical, characterized by periods of intense price competition due to excess underwriting capacity (soft market cycle) which decrease premium levels as well as periods when shortages of capacity increase premium levels (hard market cycle). We expect our business and results of operations to continue to be impacted by these market cycles.

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

In addition, the Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the Credit Agreement require that we do not exceed a maximum leverage ratio and maintain a minimum net worth at the end of each quarter. Our insurance subsidiaries are also required to maintain a minimum risk-based capital ratio at the end of each year and must always maintain a minimum A.M. Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from the noteholders or lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

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

Instability in the surety market, resulting from construction defaults, contractual disputes, or evolving regulatory requirements, could negatively impact the performance of our surety products.

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

Ongoing global economic uncertainty, including the effects of inflation, interest rate volatility, and changes in international trade policies such as the imposition of tariffs, could have wide-ranging impacts on the markets in which we operate. These conditions may lead to shifts in consumer behavior, changes in exposure levels across personal and commercial lines, and increased costs associated with claims, operations, and policy administration. In addition, market volatility may negatively impact the performance of our investment portfolio and influence policyholder behavior. These developments, including inflation, tariffs and supply-chain disruptions, may increase the cost of construction materials, auto parts, labor and other inputs used to settle claims, increasing claim severity, reserve requirements and pressure on underwriting margins, which could adversely affect our financial results, capital position and ability to execute our long-term business strategy.

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

We are incorporating AI and AI-adjacent technology and tools in certain business processes and workflows and expect AI to have a more meaningful impact on our Company in the future. While we are attempting to implement AI deliberately to enhance automation, efficiency, and risk management, we believe it introduces several additional risks. The increased investment in and reliance on AI for business processes creates risks should AI not provide the anticipated benefits or operate as anticipated. There are numerous AI-adjacent tools which may improve the efficiency or effectiveness of our processes, and there is a risk that we do not implement the correct tools or do not implement the tools effectively. While we issue guidelines to employees on the use of AI, employees may use it in unanticipated ways that introduce additional risk to us. Generative AI tools may provide inaccurate, incomplete or false information, introduce biases or otherwise adversely affect our operations, financial results or regulatory compliance. We also use AI to support risk selection, underwriting, pricing, and claims handling; if the analyses or recommendations these tools produce are, or are alleged to be, inaccurate, biased, or unfairly discriminatory, whether due to flawed algorithms, insufficient or biased data, or deficient training methodologies, our business, results of operations, reputation, and regulatory standing could be adversely affected.

There is also risk around third-party use of AI as our customers, software vendors and other service providers are increasingly incorporating AI into their processes, which may expose us to additional risks should they not be able to incorporate the technology effectively. Our competitors may incorporate AI more effectively than we do, causing us to lose market share. We also believe AI increases the information technology and cybersecurity risks described above and could enhance cyberattack capabilities. AI-related issues, deficiencies and/or failures could adversely impact our operations, damage our reputation, and give rise to legal or regulatory action.

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

In addition, regulatory standards relating to the use of artificial intelligence are evolving in the states where certain states have issued regulatory guidance to insurance companies on the use of AI. Certain states have adopted the NAIC Model Bulletin on the Use of Artificial Intelligence, while the New York Department of Financial Services issued its circular letter. Such state guidance on the use of AI sets forth expectations that companies have governance and risk management practices in place to ensure the use of AI complies with various state laws governing the business of insurance

Changes in tax laws as a result of the enactment of tax legislation could impact our operations and profitability.

Future tax legislation or changes to tax laws such as changing the corporate or personal tax rate or changes to allowed tax deductions could have a negative impact on our results of operations and profitability by causing us to incur additional tax expense or by having a financial impact on our policyholders. In particular, because PSRE is domiciled in Bermuda, changes in U.S. tax laws affecting reinsurance arrangements between U.S. insurers and their non-U.S. affiliates - including legislative proposals to limit or eliminate the deductibility of premiums ceded to affiliated offshore reinsurers - could increase our effective tax rate or otherwise adversely affect our results of operations, and any such changes could apply retroactively.

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

The continued operation and growth of our business will require substantial capital. Although we did not pay cash dividends on our common stock prior to 2026, our Board of Directors has declared a cash dividend of $0.45 per share of our common stock, payable on September 2, 2026 to stockholders of record as of August 19, 2026, representing the first cash dividend declared on our common stock. Any future declaration and payment of dividends, including whether we continue to pay dividends at all, in the current amount, or on a quarterly schedule, will be at the discretion of our Board of Directors and will depend on, among other things, our results of operations, financial condition, capital requirements, regulatory restrictions, and other factors. Because we are a holding company with no business operations of our own, our ability to return capital to stockholders, including through dividends and other distributions from our insurance subsidiaries largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC, PSRE, FIA, and PCSC.

The payment of cash dividends reduces the cash otherwise available to us for other purposes, including funding operations, debt service, acquisitions, and share repurchases, and there can be no assurance that our dividend payments will not adversely affect our liquidity or capital resources, particularly in the event of significant catastrophe losses or other unanticipated cash needs. In addition, our ability to pay dividends is subject to restrictions under our 2026 Credit Agreement and applicable state insurance and Bermuda insurance regulations affecting the ability of our insurance subsidiaries to pay dividends or make distributions to us, as described below and in Note 13 to the condensed consolidated financial statements included in Part I, Item 1, of this Quarterly Report.

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

The Sarbanes‑Oxley Act and the Dodd‑Frank Act, as well as new rules subsequently implemented by the SEC and Nasdaq, have increased regulation of, and imposed enhanced disclosure and corporate governance requirements on, public companies. We expect disclosure requirements to increase in the future and expand to areas such as climate change and greenhouse gas emissions. Our efforts to comply with these evolving laws, regulations and standards increase our operating costs and divert management’s time and attention from revenue‑generating activities.

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
•
provide, through 2027, that our Board of Directors is classified into three classes with staggered, three year terms and that directors may only be removed for cause;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Our purchases of our equity securities in the second quarter of fiscal year 2026 were:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	Purchased	Per Share(1)	Announced Plans	Plans or Programs(2)
				($ in thousands)
April 1, 2026 to April 30, 2026	16,723	$118.29	16,723	$87,657
May 1, 2026 to May 5, 2026	19,152	115.93	19,152	85,436
May 6, 2026 to May 31, 2026	251,744	111.87	251,744	171,831
June 1, 2026 to June 30, 2026	81,100	106.63	81,100	163,181
Total	368,719		368,719

(1)
Average Price Paid Per Share excludes cash paid for commissions.
(2)
On July 31, 2025, our Board of Directors approved the adoption of a share repurchase plan that authorizes the repurchase of up to $150 million of outstanding shares of common stock through the period ending on July 31, 2027. On April 30, 2026, our Board of Directors approved the adoption of a share repurchase plan, effective May 6, 2026, which replaces the previous program, and authorizes the repurchase of up to $200 million of outstanding shares of common stock through May 6, 2028.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K).

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

Palomar Holdings, Inc.

Date: August 5, 2026	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 5, 2026	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)