Form 10-Q
period 2026-09-30
Palomar Holdings, Inc.
filed 2026-11-06
CIK 1761312

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

(Registrant’s telephone number, including area code)

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

Number of shares of the registrant’s common stock outstanding at November 4, 2026: 26,294,949

PALOMAR HOLDINGS, INC.

Part I: FINANCIAL INFORMATION

Item 1: Financial Statements

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(in thousands, except shares and par value data)

	September 30,	December 31,
	2026	2025
	(Unaudited)
Assets
Investments:
Fixed maturity securities available for sale, at fair value (amortized cost: $1,650,443 in 2026; $1,227,605 in 2025)	$1,565,619	$1,224,187
Fixed maturity securities held to maturity, at amortized cost	14,701	—
Equity securities, at fair value (cost: $108,026 in 2026; $81,772 in 2025)	123,745	99,333
Other investments	53,966	28,503
Total investments	1,758,031	1,352,023
Cash and cash equivalents	55,627	106,875
Restricted cash	—	17
Accrued investment income	15,358	11,545
Premiums receivable	667,166	452,908
Deferred policy acquisition costs, net of ceding commissions and fronting fees	162,888	127,718
Reinsurance recoverable on paid losses and loss adjustment expenses	48,220	56,428
Reinsurance recoverable on unpaid losses and loss adjustment expenses	604,411	412,273
Ceded unearned premiums	453,173	355,918
Prepaid expenses and other assets	168,777	110,896
Deferred tax assets, net	4,518	761
Property and equipment, net	2,649	2,551
Goodwill and intangible assets, net	228,426	61,054
Total assets	$4,169,244	$3,050,967
Liabilities and stockholders’ equity
Liabilities:
Accounts payable and other accrued liabilities	$183,128	$115,663
Reserve for losses and loss adjustment expenses	1,104,974	688,231
Unearned premiums	1,257,218	988,143
Ceded premium payable	270,547	271,413
Funds held under reinsurance treaty	53,367	44,850
Borrowings from credit agreements	21,000	—
Term loan	294,038	—
Total liabilities	3,184,272	2,108,300
Stockholders’ equity:
Preferred stock, $0.0001 par value, 5,000,000 shares authorized, 0 shares issued and outstanding as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.0001 par value, 500,000,000 shares authorized, 26,290,067 and 26,520,417 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Additional paid-in capital	553,574	523,168
Accumulated other comprehensive loss	(66,266)	(2,506)
Retained earnings	497,661	422,002
Total stockholders’ equity	984,972	942,667
Total liabilities and stockholders’ equity	$4,169,244	$3,050,967

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income (Unaudited)

(in thousands, except shares and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenues:
Gross written premiums	$767,046	$597,171	$2,027,330	$1,535,623
Ceded written premiums	(378,477)	(321,927)	(975,669)	(819,171)
Net written premiums	388,569	275,244	1,051,661	716,452
Change in unearned premiums	(23,178)	(50,097)	(137,880)	(147,277)
Net earned premiums	365,391	225,147	913,781	569,175
Net investment income	22,406	14,572	60,340	40,014
Net realized and unrealized (losses) gains on investments	(2,692)	3,493	2,167	9,461
Commission and other income	1,485	1,448	3,664	3,954
Total revenues	386,590	244,660	979,952	622,604
Expenses:
Losses and loss adjustment expenses	151,646	72,812	337,732	157,739
Acquisition expenses, net of ceding commissions and fronting fees	72,352	56,270	213,923	154,266
Other underwriting expenses	72,722	48,306	207,057	129,563
Interest expense	5,138	133	13,243	304
Total expenses	301,858	177,521	771,955	441,872
Income before income taxes	84,732	67,139	207,997	180,732
Income tax expense	19,397	15,684	47,123	39,827
Net income	$65,335	$51,455	$160,874	$140,905
Other comprehensive income, net:
Net unrealized (losses) gains on securities available for sale	(51,107)	9,541	(63,760)	22,753
Net comprehensive (loss) income	$14,228	$60,996	$97,114	$163,658
Per Share Data:
Basic earnings per share	$2.48	$1.93	$6.09	$5.28
Diluted earnings per share	$2.42	$1.87	$5.93	$5.12

Weighted-average common shares outstanding:
Basic	26,308,497	26,637,592	26,408,217	26,683,856
Diluted	26,995,574	27,446,519	27,143,378	27,533,533

See accompanying notes.

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Unaudited)

(in thousands, except share data)

	Number of			Accumulated
	Common		Additional	Other		Total
	Shares	Common	Paid-In	Comprehensive	Retained	Stockholders’
	Outstanding	Stock	Capital	Loss	Earnings	Equity
Balance at December 31, 2025	26,520,417	$3	$523,168	$(2,506)	$422,002	$942,667
Other comprehensive loss, net of tax	—	—	—	(13,947)	—	(13,947)
Stock-based compensation	—	—	8,786	—	—	8,786
Issuance of common stock via employee stock purchase plan	7,148	—	743	—	—	743
Issuance of common stock via equity incentive plan	176,985	—	25	—	—	25
Policyholder contribution to surplus	—	—	906	—	—	906
Repurchases of common stock	(190,255)	—	—	—	(23,088)	(23,088)
Net income	—	—	—	—	42,947	42,947
Balance at March 31, 2026	26,514,295	$3	$533,628	$(16,453)	$441,861	$959,039
Other comprehensive income, net of tax	—	—	—	1,294	—	1,294
Stock-based compensation	—	—	7,438	—	—	7,438
Issuance of common stock via equity incentive plan	41,403	—	460	—	—	460
Policyholder contribution to surplus	—	—	1,136	—	—	1,136
Repurchases of common stock	(368,719)	—	—	—	(41,017)	(41,017)
Net income	—	—	—	—	52,592	52,592
Balance at June 30, 2026	26,186,979	$3	$542,662	$(15,159)	$453,436	$980,942
Other comprehensive loss, net of tax	—	—	—	(51,107)	—	(51,107)
Stock-based compensation	—	—	7,022	—	—	7,022
Issuance of common stock via employee stock purchase plan	8,191	—	881	—	—	881
Issuance of common stock via equity incentive plan	164,897	—	1,646	—	—	1,646
Policyholder contribution to surplus	—	—	1,363	—	—	1,363
Repurchases of common stock	(70,000)	—	—	—	(8,886)	(8,886)
Dividends and dividend equivalents declared ($0.45 per share)	—	—	—	—	(12,224)	(12,224)
Net income	—	—	—	—	65,335	65,335
Balance at September 30, 2026	26,290,067	$3	$553,574	$(66,266)	$497,661	$984,972

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

Palomar Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

(in thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net cash provided by operating activities	$334,759	$291,705
Investing activities
Purchases of property and equipment	(486)	(115)
Proceeds from sale of property and equipment	193	230
Capitalized software costs	(6,590)	(4,583)
Purchases of fixed maturity securities available for sale	(655,261)	(710,495)
Purchases of fixed maturity securities held to maturity	(14,700)	—
Purchases of equity securities	(64,800)	(10,261)
Sales and maturities of fixed maturity securities	327,947	557,125
Sales of equity securities	45,525	12,956
Change in securities receivable or payable, net	3,003	(522)
Investments in limited partnerships and other assets	(11,553)	(12,661)
Purchase of policy renewal rights	—	(600)
Acquisitions, net of cash acquired	(246,321)	(61,509)
Net cash used in investing activities	(623,043)	(230,435)
Financing activities
Payments on line of credit	(187,000)	(15,000)
Proceeds from line of credit	208,000	15,000
Proceeds from term loan	300,000	—
Payments on term loan	(3,738)	—
Payment of debt issuance costs	(2,566)	—
Proceeds from stock offering, net of offering costs	—	(141)
Proceeds from common stock issued via employee stock purchase plan	1,624	1,165
Proceeds from common stock issued via stock option exercises	2,131	3,346
Policyholder contribution to surplus	3,405	2,858
Repurchases of common stock	(72,991)	(37,277)
Dividends paid	(11,846)	—
Net cash provided by (used in) financing activities	237,019	(30,049)
Net (decrease) increase in cash, cash equivalents and restricted cash	(51,265)	31,221
Cash, cash equivalents and restricted cash at beginning of period	106,892	80,539
Cash, cash equivalents and restricted cash at end of period	$55,627	$111,760
Supplementary cash flow information:
Cash paid for federal income taxes	$49,210	$37,392
Cash paid for state income taxes	$2,144	$840
Cash paid for interest	$12,379	$228

The following table summarizes our cash and cash equivalents and restricted cash and cash equivalents within the condensed consolidated balance sheets (in thousands):

	September 30,	December 31,
	2026	2025
	(unaudited)
Cash and cash equivalents	$55,627	$106,875
Restricted cash	—	17
Cash and cash equivalents and restricted cash	$55,627	$106,892

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect amounts reported in the condensed consolidated financial statements and accompanying notes. Such estimates and assumptions could change in the future as more information becomes known, which could impact the amounts reported and disclosed herein. All revisions to accounting estimates are recognized in the period in which the estimates are revised. Significant estimates reflected in the Company’s condensed consolidated financial statements include, but are not limited to, reserves for losses and loss adjustment expenses, reinsurance recoverables on unpaid losses, the allowance for credit losses on the Company's held-to-maturity investments, and the fair values of investments.

Recent Accounting Pronouncements

Recently adopted accounting pronouncements

The Company has not adopted any new accounting guidance during the nine months ended September 30, 2026.

Recently issued accounting pronouncements not yet adopted

Income Statement Expenses

In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024-03”), which will require disclosure of additional information about specific expense categories in the notes to financial statements for all public business entities. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial statements.

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

2. Investments

The Company’s available‑for‑sale investments are summarized as follows:

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
September 30, 2026	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$31,933	$1	$(568)	$—	$31,366
U.S. States, Territories, and Political Subdivisions	17,730	—	(1,807)	—	15,923
Special revenue excluding mortgage/asset-backed securities	20,010	—	(2,898)	—	17,112
Corporate and other	834,795	793	(46,884)	—	788,704
Mortgage/asset-backed securities	745,975	371	(33,832)	—	712,514
Total available-for-sale investments	$1,650,443	$1,165	$(85,989)	$—	$1,565,619

	Amortized	Gross	Gross	Allowance
	Cost or	Unrealized	Unrealized	for Credit	Fair
December 31, 2025	Cost	Gains	Losses	Losses	Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$97	$(226)	$—	$23,587
U.S. States, Territories, and Political Subdivisions	19,745	111	(994)	—	18,862
Special revenue excluding mortgage/asset-backed securities	19,280	72	(1,887)	—	17,465
Corporate and other	606,748	9,891	(8,404)	—	608,235
Mortgage/asset-backed securities	558,116	5,922	(8,000)	—	556,038
Total available-for-sale investments	$1,227,605	$16,093	$(19,511)	$—	$1,224,187

Held-to-maturity security

As of September 30, 2026, the Company held one debt security classified as held-to-maturity, representing its investment in a floating rate senior surplus note issued by a Florida-domiciled reciprocal insurance exchange (the “Senior Surplus Note”), which the Company acquired on September 22, 2026. The Senior Surplus Note has a principal amount of $15.0 million, was purchased at a discount for $14.7 million and is scheduled to mature in September 2033. Interest, which is based on the three-month U.S. Treasury rate plus a spread that varies with the issuer’s surplus note leverage, is payable semi-annually beginning December 31, 2026. The Senior Surplus Note is redeemable at the issuer’s option beginning September 2027. It is unsecured and ranks junior to policyholder and other creditor claims. All payments of principal and interest on the Senior Surplus Note are subject to prior approval by the Florida Office of Insurance Regulation, and if approval is not granted, payment is deferred until approval is obtained. The Company has the intent and ability to hold the security to maturity, and it is carried at amortized cost, with the discount accreted to interest income over the contractual term on a straight-line basis, which approximates the effective interest method, net of an allowance for credit losses.

As of September 30, 2026, the Senior Surplus Note had a carrying amount of $14.7 million and an estimated fair value that approximated its carrying amount. The carrying amount and estimated fair value of the Senior Surplus Note are both classified in the after five years through ten years maturity grouping, based on its contractual maturity of September 2033. See Note 4 for further discussion of the fair value measurement and its categorization within Level 3 of the fair value hierarchy.

The Company evaluates expected credit losses on its held-to-maturity security based on an assessment of the issuer's credit quality, including statutory capital and surplus, senior surplus note leverage, operating performance, reinsurance arrangements, regulatory developments, and other information relevant to the collectability of contractual cash flows. Based on this assessment, the Company has concluded that no allowance for credit losses was required as of September 30, 2026.

Security holdings in an unrealized loss position

As of September 30, 2026, the Company held 1,113 fixed maturity securities in an unrealized loss position with a total estimated fair value of $1.4 billion and total gross unrealized losses of $86.0 million. As of December 31, 2025, the Company held 391 fixed maturity securities in an unrealized loss position with a total estimated fair value of $375.4 million and total gross unrealized losses of $19.5 million.

The aggregate fair value and gross unrealized losses of the Company’s investments aggregated by investment category and the length of time these individual securities have been in a continuous unrealized loss position as of September 30, 2026 and December 31, 2025, are as follows:

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
September 30, 2026	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$25,546	$(339)	$5,414	$(229)	$30,960	$(568)
U.S. States, Territories, and Political Subdivisions	4,749	(231)	11,174	(1,576)	15,923	(1,807)
Special revenue excluding mortgage/asset-backed securities	3,663	(271)	13,449	(2,627)	17,112	(2,898)
Corporate and other	601,336	(33,572)	127,503	(13,312)	728,839	(46,884)
Mortgage/asset-backed securities	522,550	(22,145)	66,479	(11,687)	589,029	(33,832)
Total available-for-sale investments	$1,157,844	$(56,558)	$224,019	$(29,431)	$1,381,863	$(85,989)

	Less Than 12 Months		More Than 12 Months		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
December 31, 2025	Value	Losses	Value	Losses	Value	Losses
	($ in thousands)
Fixed maturity securities:
U.S. Governments	$2,006	$(38)	$5,704	$(188)	$7,710	$(226)
U.S. States, Territories, and Political Subdivisions	5,157	(441)	9,509	(553)	14,666	(994)
Special revenue excluding mortgage/asset-backed securities	—	—	15,185	(1,887)	15,185	(1,887)
Corporate and other	49,963	(948)	160,780	(7,456)	210,743	(8,404)
Mortgage/asset-backed securities	47,313	(406)	79,733	(7,594)	127,046	(8,000)
Total available-for-sale investments	$104,439	$(1,833)	$270,911	$(17,678)	$375,350	$(19,511)

The Company reviews all securities with unrealized losses on a quarterly basis to assess whether the decline in the securities’ fair value necessitates the recognition of an allowance for credit losses. The Company considers numerous factors in its review as described in Note 2 of the Notes to the Consolidated Financial Statements in the 2025 Annual Report on Form 10-K.

Based on the Company’s review as of September 30, 2026, the Company determined that the fixed maturity securities’ unrealized losses were primarily the result of the interest rate environment and not the credit quality of the issuers. The Company does not intend to sell the investments and it is not more likely than not that the Company will be required to sell the investments before the recovery of their amortized cost basis.

Contractual maturities of available‑for‑sale fixed maturity securities

The amortized cost and fair value of fixed maturity securities at September 30, 2026, by contractual maturity, are shown below:

	Amortized	Fair
	Cost	Value
	($ in thousands)
Due within one year	$56,013	$55,930
Due after one year through five years	295,592	285,306
Due after five years through ten years	342,520	323,763
Due after ten years	210,343	188,106
Mortgage and asset-backed securities	745,975	712,514
	$1,650,443	$1,565,619

Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations.

Net investment income summary

Net investment income is summarized as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Interest income	$21,333	$14,515	$57,731	$39,824
Dividend income	1,539	298	3,879	857
Investment expense	(466)	(241)	(1,270)	(667)
Net investment income	$22,406	$14,572	$60,340	$40,014

Net realized and unrealized investment gains and losses

The following table presents net realized and unrealized investment gains and losses:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Realized gains:
Gains on sales of fixed maturity securities	$134	$29	$170	$463
Gains on sales of equity securities	—	—	—	234
Total realized gains	134	29	170	697
Realized losses:
Losses on sales of fixed maturity securities	(189)	(25)	(310)	(783)
Losses on sales of equity securities	(79)	—	(79)	(235)
Total realized losses	(268)	(25)	(389)	(1,018)
Net realized investment (losses) gains	(134)	4	(219)	(321)
Change in allowance for credit losses	—	—	—	244
Net unrealized (losses) gains on equity securities	(3,187)	2,862	1,072	6,190
Net unrealized gains on equity method investment	—	—	—	2,268
Net unrealized gains on other investments	629	627	1,314	1,080
Net realized and unrealized (losses) gains on investments	$(2,692)	$3,493	$2,167	$9,461

Realized gains and losses on disposition of investments are based on specific identification of the investments sold on the settlement date.

Proceeds from the sale of fixed maturity securities were $19.3 million and $10.7 million for the three months ended September 30, 2026 and 2025, respectively. Proceeds from the sale of equity securities were $3.1 million and an insignificant amount for the three months ended September 30, 2026 and 2025, respectively.

Proceeds from the sale of fixed maturity securities were $67.0 million and $19.5 million for the nine months ended September 30, 2026 and 2025, respectively. Proceeds from the sale of equity securities were $3.1 million and $6.4 million for the nine months ended September 30, 2026 and 2025, respectively.

The Company places securities on statutory deposit with certain state agencies to retain the right to do business in those states. These securities are included in available‑for‑sale investments on the unaudited condensed consolidated balance sheets. As of September 30, 2026 and December 31, 2025, the carrying amount of securities on deposit with state regulatory authorities was $17.6 million and $13.5 million, respectively.

The Company has investments in limited partnerships, recorded in the Other investments line of the unaudited condensed consolidated balance sheets at a fair value of $45.2 million as of September 30, 2026. These investments represent capital contributions to private equity funds structured as limited partnerships, which primarily hold illiquid securities. The funds have a ten-year term with no redemption rights. Capital is contributed as called by the general partners, and distributions are received as proceeds are generated from the underlying investments. These investments are measured at estimated fair value utilizing a net asset value per share (or its equivalent) as a practical expedient. As of September 30, 2026, the Company had unfunded commitments to invest an additional $163.4 million in these limited partnerships.

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

As of September 30, 2026, the notional amount and fair value of the Company’s derivative assets were $13.0 million and $8.7 million, respectively. As of December 31, 2025, the notional amount and fair value of the Company’s derivative assets were $16.4 million and $9.9 million, respectively.

For the three months ended September 30, 2026 and 2025, the Company recognized $0.3 million and an insignificant amount, respectively, of pre-tax net gains related to these derivatives, which were included in earnings within “Losses and loss adjustment expenses.” For the nine months ended September 30, 2026 and 2025, the Company recognized $18.2 million and an insignificant amount, respectively, of pre-tax net losses related to these derivatives, which were included in earnings within “Losses and loss adjustment expenses.”

See Note 2 to the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for additional discussion of the Company’s derivative instrument policy.

4. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

The fair value of the Company’s investments in available-for-sale fixed maturity securities is estimated using relevant inputs, including available market information, benchmark curves, benchmarking of like securities, sector groupings, and matrix pricing. An option adjusted spread model is also used to develop prepayment and interest rate scenarios. Industry standard models are used to analyze and value securities with embedded options or prepayment sensitivities. These fair value measurements are estimated based on observable, objectively verifiable market information rather than market quotes. Therefore, these investments are classified and disclosed in Level 2 of the hierarchy.

The following tables present the hierarchy for financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025:

September 30, 2026	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$31,366	$—	$31,366
U.S. States, Territories, and Political Subdivisions	—	15,923	—	15,923
Special revenue excluding mortgage/asset-backed securities	—	17,112	—	17,112
Corporate and other	—	788,704	—	788,704
Mortgage/asset-backed securities	—	712,514	—	712,514
Equity securities	123,080	665	—	123,745
Cash, cash equivalents, and restricted cash	55,627	—	—	55,627
Derivative assets	8,737	—	—	8,737
Total assets	$187,444	$1,566,284	$—	$1,753,728

December 31, 2025	Level 1	Level 2	Level 3	Total
	($ in thousands)
Assets:
Fixed maturity securities
U.S. Governments	$—	$23,587	$—	$23,587
U.S. States, Territories, and Political Subdivisions	—	18,862	—	18,862
Special revenue excluding mortgage/asset-backed securities	—	17,465	—	17,465
Corporate and other	—	608,235	—	608,235
Mortgage/asset-backed securities	—	556,038	—	556,038
Equity securities	99,333	—	—	99,333
Cash, cash equivalents, and restricted cash	106,892	—	—	106,892
Derivative assets	9,934	—	—	9,934
Total assets	$216,159	$1,224,187	$—	$1,440,346

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

The carrying amounts of any borrowings under the Federal Home Loan Bank (“FHLB”) line of credit, the U.S. Bank revolving facility (the “Revolving Facility”), and the term loan facility (“Term Loan”) approximate fair value as the borrowings have variable rates that frequently reprice at market rates. The fair values of these borrowings are categorized as Level 2 within the fair value hierarchy.

The Senior Surplus Note, further described in Note 2, is carried at amortized cost and is not measured at fair value on a recurring basis and, as such, is excluded from the table above. As of September 30, 2026, the Senior Surplus Note had a carrying amount of $14.7 million and an estimated fair value that approximated its carrying amount. The estimated fair value was categorized as Level 3 within the fair value hierarchy as the Senior Surplus Note is privately placed and therefore does not have an observable market price. The Company concluded that the estimated fair value approximated carrying amount because the Senior Surplus Note was acquired on September 22, 2026, only eight days before the balance sheet date, and management did not identify any changes in market conditions, issuer credit quality, or other valuation inputs during that period that would indicate a material difference between carrying value and fair value.

Transfers between Level 3 and Level 2 securities measured at fair value on a recurring basis result from changes in the availability of observable market inputs and are recorded at the beginning of the reporting period. As of September 30, 2026 and December 31, 2025, the Company had no securities measured at fair value on a recurring basis classified as Level 3.

5. Goodwill and Intangible Assets

The following table represents a reconciliation of changes in the ending balance of each major intangible asset class:

		Customer
		Relationships	Value of
		and Other	Business
		Intangible	Acquired
	Goodwill	Assets(1)	(VOBA)	State Licenses	Total
	($ in thousands)
Balance at January 1, 2026	$30,466	$28,244	$—	$2,344	$61,054
Capitalizations	105,097	61,500	26,532	5,000	198,129
Amortization	—	(9,153)	(21,604)	—	(30,757)
Balance at September 30, 2026	$135,563	$80,591	$4,928	$7,344	$228,426

(1)
Customer relationships and other intangible assets consist of customer lists, tradenames, non-compete agreements, and renewal rights acquired in connection with the Company’s business combinations. Each asset is amortized on a straight-line basis over its respective useful life.

Goodwill and customer relationships were recognized in connection with the FIA, Advanced AgProtection, LLC (“AAP”), and The Gray Casualty and Surety Company (“Gray Surety”) acquisitions. Value of business acquired (“VOBA”) was recognized in connection with the Gray Surety acquisition. State insurance licenses consist of licenses acquired at the inception of PSIC and in connection with the acquisitions of FIA and Gray Surety. No impairment of goodwill or other intangible assets was identified as of September 30, 2026.

The following table presents information of each major intangible asset class subject to amortization as of September 30, 2026:

	Customer
	Relationships	Value of
	and Other	Business
	Intangible	Acquired
	Assets	(VOBA)	Total
	($ in thousands)
Cost	$99,972	$26,532	$126,504
Accumulated amortization	(19,381)	(21,604)	(40,985)
Net carrying amount	$80,591	$4,928	$85,519

The estimated future amortization expense to be reported for the next five years is as follows:

Amount
($ in thousands)
Remainder of 2026	$5,847
Year ended December 31, 2027	15,015
Year ended December 31, 2028	13,045
Year ended December 31, 2029	11,038
Year ended December 31, 2030	10,822
Year ended December 31, 2031	10,564
Thereafter	19,188
Total	$85,519

6. Reserve for Losses and Loss Adjustment Expenses

The following table represents a reconciliation of changes in the ending reserve balances for losses and loss adjustment expenses (“LAE”):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Reserve for losses and LAE net of reinsurance recoverables at beginning of period	$420,947	$199,185	$275,959	$155,299
Add: Balances acquired(1)	—	—	22,178	6,788
Add: Incurred losses and LAE, net of reinsurance, related to:(2)
Current year	147,607	78,946	358,347	174,703
Prior years	4,039	(6,134)	(20,615)	(16,964)
Total incurred	151,646	72,812	337,732	157,739
Deduct: Loss and LAE payments, net of reinsurance, related to:
Current year	48,058	15,655	76,039	38,312
Prior years	23,972	12,629	59,267	37,801
Total payments	72,030	28,284	135,306	76,113
Reserve for losses and LAE net of reinsurance recoverables at end of period	500,563	243,713	500,563	243,713
Add: Reinsurance recoverables on unpaid losses and LAE at end of period	604,411	440,559	604,411	440,559
Reserve for losses and LAE gross of reinsurance recoverables on unpaid losses and LAE at end of period	$1,104,974	$684,272	$1,104,974	$684,272

(1)
Represents amounts recognized in Reserve for losses and LAE net of reinsurance recoverables upon acquisition of Gray Surety and FIA on January 31, 2026 and January 1, 2025, respectively, in accordance with ASC 805, Business Combinations. See Note 23 of the Notes to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K and Note 14 of this Quarterly Report on Form 10-Q for additional information regarding the acquisitions.
(2)
Losses for the three months ended September 30, 2026 and 2025 include $0.3 million and an insignificant amount, respectively, of gains on derivative instruments. Losses for the nine months ended September 30, 2026 and 2025 include $18.2 million and an insignificant amount, respectively, of losses on derivative instruments.

Considerable variability is inherent in the estimate of the reserve for losses and LAE. Although management believes the liability recorded for losses and LAE is adequate, the variability inherent in this estimate could result in changes to the ultimate liability, which may be material to stockholders’ equity.

The Company experienced adverse prior year development of $4.0 million and favorable prior year development of $6.1 million during the three months ended September 30, 2026 and 2025, respectively.

The Company experienced favorable prior year development of $20.6 million and $17.0 million during the nine months ended September 30, 2026 and 2025, respectively.

Adverse prior year development during the three months ended September 30, 2026 was primarily due to higher than anticipated severity of attritional losses, primarily related to Crop losses reallocated between calendar years. Favorable prior year development during the three months ended September 30, 2025 was primarily due to lower than anticipated severity of attritional losses.

Favorable prior year development during the nine months ended September 30, 2026 was primarily due to lower than anticipated severity of attritional losses. Favorable prior year development during the nine months ended September 30, 2025 was primarily due to lower than anticipated severity of attritional losses.

7. Stockholders’ Equity

As of September 30, 2026 and December 31, 2025, the Company had 5,000,000 preferred shares authorized with a par value of $0.0001 and no preferred shares issued and outstanding. As of September 30, 2026 and December 31, 2025, the Company had

500,000,000 common shares authorized and 26,290,067 and 26,520,417 common shares issued and outstanding, respectively, with a par value of $0.0001. Additional paid-in capital was $553.6 million as of September 30, 2026 and $523.2 million as of December 31, 2025.

Common stock reserved for future issuance

Common stock reserved for future issuance consists of the following as of September 30, 2026:

Stock options outstanding under 2019 Equity Incentive Plan	448,532
Restricted stock units outstanding under 2019 Equity Incentive Plan	324,688
Performance stock units outstanding under 2019 Equity Incentive Plan, at target	431,265
Shares authorized for future issuance under 2019 Equity Incentive Plan	4,654,538
Shares authorized for future issuance under 2019 Employee Stock Purchase Plan	1,805,905
Total	7,664,928

Stock based compensation

The following table summarizes the Company’s stock-based compensation expense for each period presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Stock-based compensation	$7,022	$5,379	$23,246	$15,471

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

The following table summarizes stock option transactions for the nine months ended September 30, 2026:

	Number of shares	Weighted-average exercise price	Weighted-average remaining contractual term (in years)	Aggregate intrinsic value ($ in thousands)
Outstanding at January 1, 2026	499,676	$32.15	3.9	$51,273
Options granted	—	—
Options exercised	(50,653)	42.07
Options cancelled	(491)	61.72
Outstanding at September 30, 2026	448,532	$30.99	3.1	$41,397
Vested and Exercisable at September 30, 2026	448,532	$30.99	3.1	$41,397

As of September 30, 2026, the Company had no unrecognized stock-based compensation expense related to stock options.

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

The following table summarizes RSU transactions for the nine months ended September 30, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	296,285	$89.73
Granted	194,866	120.61
Released	(152,249)	80.97
Forfeited	(14,214)	104.11
Non-vested outstanding at September 30, 2026	324,688	$111.75

As of September 30, 2026, the Company had approximately $27.0 million of total unrecognized stock-based compensation expense related to RSUs expected to be recognized over a weighted-average period of 1.8 years.

Performance Stock Units

The Company issues PSUs with a combination of service, performance, and market conditions.

The majority of PSUs were issued via grants made to certain executives during 2021 and are earned based on the achievement of stock price milestones. If the Company’s stock price reaches and remains at certain milestones for 30 days, the PSUs shall become earned units and will vest upon completion of a requisite service period of approximately five years from the date of grant. As of September 30, 2026, four stock price milestones have been achieved with respect to the PSU award granted to the Chief Executive Officer. Additionally, two stock price milestones have been achieved with respect to each of the PSU awards granted to four other executives. These PSUs have been earned, but will not vest until the fifth anniversary of the grant date, subject to continued service.

For other PSUs outstanding, vesting of PSUs requires a period of future service and the number of shares that vest depends on performance relative to predetermined targets of the Company’s gross written premiums and adjusted return on equity as set by the Compensation Committee. The PSUs’ performance period is primarily a three-year period beginning with the grant date. At the end of the performance period, the actual results are measured against the predetermined targets to determine the number of PSUs to be earned as compensation. The earned PSUs are also subject to a required service period of approximately three years from the grant date before vesting and being issued as common stock.

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
(3)
The weighted average of fair values used to record compensation expense as determined by the Monte Carlo simulation.

The following table summarizes PSU transactions for the nine months ended September 30, 2026:

	Number of shares	Weighted-average grant date fair value
Outstanding at January 1, 2026	502,022	$49.05
Granted	120,375	105.64
Vested	(180,383)	39.27
Forfeited	(10,749)	106.67
Non-vested outstanding at September 30, 2026	431,265	$67.50

The PSU grants above represent the number of shares that would vest based on achievement of all stock price milestones in the 2021 executive stock grants and the 100% achievement of the predetermined performance conditions for the other PSU grants. The actual number of PSUs which will vest is subject to adjustment based on the Company’s actual stock price performance and financial performance relative to the predetermined targets. As of September 30, 2026, the Company had approximately $14.2 million of total unrecognized stock-based compensation expense related to PSUs expected to be recognized over a weighted-average period of 1.0 years.

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

Under the 2019 ESPP, employees can purchase Company stock at a discount via payroll withholdings. The 2019 ESPP is administered through employee participation in discrete offering periods. During each discrete offering period employee funds are withheld, and the stock purchase occurs upon the conclusion of the offering period. The Company issued 15,339 shares pursuant to the ESPP during the nine months ended September 30, 2026.

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

During the nine months ended September 30, 2026, the Company repurchased 226,130 shares for $27.3 million at an average price of $120.65 per share under the 2025 Repurchase Program, and 402,844 shares for $45.7 million at an average price of $113.44 per share under the 2026 Repurchase Program. Approximately $154.3 million remains available for future repurchases under the 2026 Repurchase Program. The Company accounts for share repurchases by charging the excess of repurchase price over the common stock’s par value entirely to retained earnings. All repurchased shares are retired and become authorized but unissued shares.

Dividends

On July 30, 2026, the Company’s Board of Directors declared a quarterly cash dividend of $0.45 per share of common stock, payable to stockholders of record as of August 19, 2026, and paid on September 2, 2026.

Holders of unvested RSUs and PSUs are entitled to dividend equivalents on the same per-share basis as dividends declared on the Company’s common stock. Dividend equivalents accrue when dividends are declared and are paid only if and when the underlying RSUs or PSUs vest; dividend equivalents related to any RSUs or PSUs that are forfeited are also forfeited. Dividends and dividend equivalents declared during the three and nine months ended September 30, 2026 were $12.2 million, of which $11.8 million was paid in cash to holders of common stock and $0.4 million represents dividend equivalents accrued on unvested RSUs and PSUs. These amounts are reflected within retained earnings in the Company’s unaudited condensed consolidated statement of changes in stockholders’ equity.

8. Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive income (loss) (“AOCI”) are as follows:

	Nine Months Ended September 30,
	2026	2025
	($ in thousands)
Beginning Balance	$(2,506)	$(26,845)

Other comprehensive (loss) income before reclassification	(81,505)	28,478
Federal income tax benefit (expense)	17,635	(5,922)
Other comprehensive (loss) income before reclassification, net of tax	(63,870)	22,556

Amounts reclassified from AOCI	140	249
Federal income tax expense	(30)	(52)
Amounts reclassified from AOCI, net of tax	110	197

Other comprehensive (loss) income	(63,760)	22,753
Balance at end of period	$(66,266)	$(4,092)

9. Underwriting Information

The Company has a single reportable segment and offers specialty insurance products. Gross written premiums (“GWP”) by product are presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Product(1)
Crop	$226,668	29.6%	$119,757	20.1%	$391,810	19.3%	$207,440	13.5%
Casualty	176,784	23.0%	170,994	28.6%	580,576	28.7%	448,484	29.2%
Inland Marine and Property	160,706	21.0%	141,739	23.7%	496,998	24.5%	408,105	26.6%
Earthquake	154,478	20.1%	149,940	25.1%	438,442	21.6%	431,345	28.1%
Surety & Credit	48,410	6.3%	14,741	2.5%	119,504	5.9%	40,249	2.6%
Total gross written premiums	$767,046	100.0%	$597,171	100.0%	$2,027,330	100.0%	$1,535,623	100.0%

(1)
Beginning in 2026, the Company has updated the categorization of its products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

Gross written premiums by state are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
State
California	$175,503	22.9%	$168,739	28.3%	$498,429	24.6%	$472,276	30.8%
Texas	45,159	5.9%	38,609	6.5%	170,240	8.4%	119,308	7.8%
Missouri	38,019	5.0%	13,420	2.2%	57,038	2.8%	25,219	1.6%
Hawaii	31,610	4.1%	26,405	4.4%	81,714	4.0%	71,307	4.6%
Illinois	30,454	4.0%	20,911	3.5%	55,725	2.7%	39,548	2.6%
Florida	28,648	3.7%	23,770	4.0%	92,999	4.6%	66,391	4.3%
Kansas	24,476	3.2%	11,206	1.9%	45,698	2.3%	16,847	1.1%
Oklahoma	23,795	3.1%	10,587	1.8%	49,107	2.4%	16,535	1.1%
Other	369,382	48.1%	283,524	47.4%	976,380	48.2%	708,192	46.1%
Total gross written premiums	$767,046	100.0%	$597,171	100.0%	$2,027,330	100.0%	$1,535,623	100.0%

Gross written premiums by insurance subsidiary are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	($ in thousands)				($ in thousands)
		% of		% of		% of		% of
	Amount	GWP	Amount	GWP	Amount	GWP	Amount	GWP
Subsidiary
PSIC	$437,645	57.1%	$317,177	53.1%	$1,039,575	51.3%	$781,078	50.9%
PESIC	271,797	35.4%	252,318	42.3%	846,143	41.7%	681,048	44.4%
Laulima	28,003	3.6%	22,804	3.8%	70,080	3.5%	58,974	3.8%
PCSC	26,706	3.5%	—	—%	60,685	3.0%	—	—%
FIA	2,895	0.4%	4,872	0.8%	10,847	0.5%	14,523	0.9%
Total gross written premiums	$767,046	100.0%	$597,171	100.0%	$2,027,330	100.0%	$1,535,623	100.0%

10. Income Taxes

The Company calculates its tax provision in interim periods using its best estimate of the effective tax rate expected for the full year. For the three months ended September 30, 2026 and 2025, the Company’s income tax rates of 22.9% and 23.4%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

For the nine months ended September 30, 2026 and 2025, the Company’s income tax rates of 22.7% and 22.0%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA extends or makes permanent various tax provisions that were originally enacted in the 2017 Tax Cuts and Jobs Act and were set to expire at the end of 2025. The Company does not expect the enactment of OBBBA to materially impact the Company’s overall income tax expense.

11. Earnings Per Share

The following table sets out earnings per share of common stock:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in thousands, except shares and per share data)		(in thousands, except shares and per share data)
Net income	$65,335	$51,455	$160,874	$140,905
Weighted average common shares outstanding:
Basic	26,308,497	26,637,592	26,408,217	26,683,856
Common Share equivalents	687,077	808,927	735,161	849,677
Diluted	26,995,574	27,446,519	27,143,378	27,533,533

Earnings per share:
Basic	$2.48	$1.93	$6.09	$5.28
Diluted	$2.42	$1.87	$5.93	$5.12

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

As of September 30, 2026, the Company’s catastrophe event retention is $20.0 million for earthquake events and $11.0 million for continental hurricane events and all other perils. Laulima maintains Hawaii hurricane reinsurance coverage through a standalone XOL treaty, which provides per-occurrence coverage up to $865.0 million with a retention of $1.5 million. As of September 30, 2026, the Company’s XOL reinsurance structure provides protection up to $3.9 billion for earthquake events and $135.0 million for continental U.S. hurricane events.

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

The 2026 Credit Agreement contains customary representations, warranties, and affirmative and negative covenants, including, among other things, financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness, dividends, and other distributions. The financial covenants include requirements to maintain a permissible debt to capital ratio, a minimum consolidated net worth, a minimum risk-based capital ratio and minimum A.M. Best financial strength rating. The 2026 Credit Agreement also contains customary events of default, such as non-compliance with financial covenants. If an event of default occurs, any debt may be declared immediately due and payable. As of September 30, 2026, the Company was in compliance with all debt covenants.

As of September 30, 2026, the Company had $294.0 million outstanding on its Term Loan, net of debt issuance costs. Interest expense on the Term Loan was $4.1 million and $11.0 million for the three and nine months ended September 30, 2026, respectively.

As of September 30, 2026 and December 31, 2025, the Company had no borrowings outstanding on the 2021 Credit Agreement. Interest expense on the 2021 Credit Agreement was insignificant for the three and nine months ended September 30, 2026. Interest expense on the 2021 Credit Agreement was $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

As of September 30, 2026, the Company had no borrowings outstanding on the Revolving Facility. Interest expense on the Revolving Facility was $0.1 million and $0.3 million for the three and nine months ended September 30, 2026, respectively.

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

As of September 30, 2026, the Company had $21.0 million outstanding through the FHLB at the overnight rate of 4.36%. The Company had no borrowings outstanding through the FHLB as of December 31, 2025. Interest expense on the FHLB line of credit was $0.9 million and $1.4 million for the three and nine months ended September 30, 2026, respectively. Interest expense on the FHLB line of credit was insignificant for the three and nine months ended September 30, 2025.

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

The acquisition has been accounted for as a business combination in accordance with Accounting Standards Codification (“ASC”) 805, Business Combinations and ASC 944 Financial Services - Insurance. The allocation of the purchase price to the assets acquired and liabilities assumed remains preliminary and subject to adjustment during the measurement period, which will not exceed one year from the acquisition date. The results of operations of Gray Surety have been included in the Company’s condensed consolidated financial statements since the January 31, 2026 acquisition date. For the three and nine months ended September 30, 2026, PCSC contributed revenue of $22.3 million and $55.9 million, respectively, and net loss of $0.5 million and $6.3 million, respectively.

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

The Company recognized $7.4 million of acquisition-related expenses associated with the Gray Surety acquisition for the nine months ended September 30, 2026, and insignificant acquisition-related expenses for the three months ended September 30, 2026. These expenses were recognized within Other underwriting expenses in the condensed consolidated statements of income and comprehensive income and primarily consisted of advisory, legal, accounting, valuation, and other due diligence costs.

The following table summarizes the allocation of the purchase price to the fair values of the assets acquired and liabilities assumed at the date of acquisition:

Amount
($ in thousands)
Cash and cash equivalents	$67,683
Investments	113,149
Receivables (premiums and investment income)	14,520
Reinsurance recoverable	5,652
Intangible assets	66,500
VOBA	26,532
Other assets	1,350
Total assets	295,386

Accounts payable and other accrued liabilities	11,088
Reserve for losses and loss adjustment expenses	22,178
Unearned premiums	33,730
Income taxes payable	829
Deferred tax liability	18,655
Net assets acquired	208,906
Goodwill	$105,097

Intangible assets were comprised of the following:

	Amount
	($ in thousands)	Useful Life	Amortization	Valuation Approach
Customer relationships	$60,800	8 years	Straight-line	Multi-period excess earnings method
Non-compete agreements	700	5 years	Straight-line	With-and-without method
State licenses	5,000	Indefinite	Not amortized	Multi-period excess earnings method
Total intangible assets	$66,500

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

VOBA is amortized over the expected remaining lives of the underlying policies in proportion to the estimated earning pattern of the related unearned premiums as of the acquisition date. VOBA balances are subject to recoverability testing. No impairment was identified as of September 30, 2026.

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

The following unaudited pro forma financial information presents the combined results of operations of the Company and Gray Surety as if the acquisition had occurred on January 1, 2025. The unaudited pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results that would have occurred had the acquisition been completed on January 1, 2025, nor does it purport to project the future results of operations of the combined company. Significant pro forma adjustments include amortization of VOBA, acquisition-related financing costs, transactions costs, and related income tax effects. The pro forma results reflect the revised provisional purchase-price allocation and related amortization as of September 30,

2026.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(Unaudited, $ in thousands)		(Unaudited, $ in thousands)
Pro forma revenue	$386,590	$267,976	$986,835	$685,165
Pro forma net income	65,342	49,774	166,487	130,505

15. Subsequent Events

On October 29, 2026, the Company’s Board of Directors declared a cash dividend of $0.45 per share of common stock, payable on December 2, 2026 to stockholders of record as of November 17, 2026.

Dividend equivalents of $0.45 per unit were also accrued for holders of unvested PSUs and RSUs as of the same record date. Dividend equivalents accrued on PSUs and RSUs will be paid upon the awards vesting and forfeited if the underlying awards do not vest.

Based on the number of shares of common stock outstanding and the number of unvested PSUs and RSUs as of September 30, 2026, the Company estimates the aggregate dividend payment will be approximately $12.2 million, although the actual aggregate amount will depend on the number of shares of common stock outstanding as of the record date.

This dividend was not recognized in the Company’s condensed consolidated financial statements as of September 30, 2026, because the obligation to pay the dividend did not exist as of the balance sheet date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 appear throughout this report. These forward-looking statements generally include words such as “expect,” “predict,” “estimate,” “will,” “should,” “anticipate,” “believe” and similar expressions. Forward-looking statements are based on assumptions that are, in turn, based on information available and internal estimates and analyses of general economic conditions, competitive factors, conditions specific to the property and casualty insurance and reinsurance industries, claims development and the impact thereof on our loss reserves, the adequacy and financial security of our reinsurance programs, developments in the securities market and the impact on our investment portfolio, regulatory changes and conditions and other factors. These assumptions are subject to various risks, uncertainties and other factors, including, without limitation those set forth in “Item 1A. Risk Factors” within the Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. “Risk Factors” of this Quarterly report on Form 10-Q. Actual results could differ materially from those expressed in, or implied by, these forward-looking statements. Forward-looking statements reflect the Company’s expectations, plans or forecasts of future events and views as of the date of this report. While the Company may elect to update these forward-looking statements at some point in the future, the Company specifically disclaims any obligation to do so. You should review the various risks, uncertainties and other factors listed from time to time in our Securities and Exchange Commission filings.

The results of operations for the nine months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the full year ended December 31, 2026, or for any other future period. The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Quarterly Report, and in conjunction with our audited consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K as filed with the SEC on February 24, 2026.

References to the “Company,” “Palomar,” “we,” “us,” and “our” are to Palomar Holdings, Inc. and its subsidiaries, unless the context otherwise requires.

Overview

We are a specialty insurance company that provides property and casualty insurance products to individuals and businesses. We use our underwriting and analytical expertise to provide innovative solutions in five product categories: Earthquake, Inland Marine and Property, Casualty, Crop, and Surety & Credit. We use proprietary data analytics and a modern technology platform to offer our customers flexible products with customized and granular pricing for both the admitted and excess and surplus lines (“E&S”) markets. Our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”), First Indemnity of America Insurance Co. (“FIA”), and Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”) carry an “A” (Excellent) rating from A.M. Best Company (“A.M. Best”), a leading rating agency for the insurance industry. Palomar Casualty and Surety Company (“PCSC”) carries an “A-” (Excellent) rating from A.M. Best.

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

Founded in 2014, we have significantly grown our business and have generated attractive returns. We have increased gross written premiums from $16.6 million in our first year of operations to $2.0 billion for the year ended December 31, 2025, which reflects a compound annual growth rate of approximately 55%. We have also been profitable since 2016 and our net income growth since 2016 reflects a compound annual growth rate of 46%.

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

Interest Expense

Interest expense consists of interest incurred on borrowings under our credit agreements, including the Term Loan and Revolving Facility under our 2026 Credit Agreement, and our FHLB line of credit, as well as the unused line fees and amortization of the debt issuance costs.

Net Investment Income

We earn investment income on our portfolio of invested assets. We invest primarily in investment grade fixed maturity securities, including U.S. government issues, state government issues, mortgage and asset-backed obligations, and corporate bonds with a small portion of our portfolio in equity securities, cash and cash equivalents, and other investments. The principal factors that influence net investment income are the size of our investment portfolio, the yield on that portfolio, and investment management expenses. As measured by amortized cost, which excludes fair value fluctuations from changes in interest rates or other factors, the size of our investment portfolio is mainly a function of our invested capital along with premium we receive from our insureds, less payments on policyholder claims and other operating expenses.

Net Realized and Unrealized Gains and Losses on Investments

Net realized and unrealized gains and losses on investments are a function of the difference between the amount received by us on the sale of a security and the security’s cost-basis, mark-to-market adjustments, credit losses recognized in earnings, and unrealized gains and losses on equity securities and equity method investments. Unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income.

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

Tangible stockholders’ equity is a non‑GAAP financial measure defined as stockholders’ equity less goodwill and intangible assets. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity calculated in accordance with GAAP to tangible stockholders’ equity.

Results of Operations

Three months ended September 30, 2026 compared to three months ended September 30, 2025

The following table summarizes our results for the three months ended September 30, 2026 and 2025:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$767,046	$597,171	$169,875	28.4%
Ceded written premiums	(378,477)	(321,927)	(56,550)	17.6%
Net written premiums	388,569	275,244	113,325	41.2%
Net earned premiums	365,391	225,147	140,244	62.3%
Commission and other income	1,485	1,448	37	2.6%
Total underwriting revenue (1)	366,876	226,595	140,281	61.9%
Losses and loss adjustment expenses	151,646	72,812	78,834	108.3%
Acquisition expenses, net of ceding commissions and fronting fees	72,352	56,270	16,082	28.6%
Other underwriting expenses	72,722	48,306	24,416	50.5%
Underwriting income (1)	70,156	49,207	20,949	42.6%
Interest expense	(5,138)	(133)	(5,005)	NM
Net investment income	22,406	14,572	7,834	53.8%
Net realized and unrealized (losses) gains on investments	(2,692)	3,493	(6,185)	(177.1)%
Income before income taxes	84,732	67,139	17,593	26.2%
Income tax expense	19,397	15,684	3,713	23.7%
Net income	$65,335	$51,455	$13,880	27.0%
Adjustments:
Net realized and unrealized losses (gains) on investments	2,692	(3,493)	6,185	(177.1)%
Expenses associated with transactions	3,133	728	2,405	NM
Stock-based compensation expense	7,022	5,379	1,643	30.5%
Amortization of intangibles	6,161	1,346	4,815	NM
Tax impact	(3,032)	(251)	(2,781)	NM
Adjusted net income (1)	$81,311	$55,164	$26,147	47.4%
Key Financial and Operating Metrics
Annualized return on equity	26.6%	23.9%
Annualized adjusted return on equity (1)	33.1%	25.6%
Loss ratio	41.5%	32.3%
Expense ratio	39.3%	45.8%
Combined ratio	80.8%	78.1%
Adjusted combined ratio (1)	76.3%	74.8%
Diluted earnings per share	$2.42	$1.87
Diluted adjusted earnings per share (1)	$3.01	$2.01
Catastrophe losses	$4,452	$1,900
Catastrophe loss ratio (1)	1.2%	0.8%
Adjusted combined ratio excluding catastrophe losses (1)	75.1%	74.0%
Adjusted underwriting income (1)	$86,472	$56,660	$29,812	52.6%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $169.9 million, or 28.4%, to $767.0 million for the three months ended September 30, 2026 compared to $597.2 million for the three months ended September 30, 2025. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Crop and Surety & Credit lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. Gross written premiums for the three months ended September 30, 2026 also include $26.7 million written by PCSC, which we acquired on January 31, 2026. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Three Months Ended September 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product(1)
Crop	$226,668	29.6%	$119,757	20.1%	$106,911	89.3%
Casualty	176,784	23.0%	170,994	28.6%	5,790	3.4%
Inland Marine and Property	160,706	21.0%	141,739	23.7%	18,967	13.4%
Earthquake	154,478	20.1%	149,940	25.1%	4,538	3.0%
Surety & Credit	48,410	6.3%	14,741	2.5%	33,669	228.4%
Total gross written premiums	$767,046	100.0%	$597,171	100.0%	$169,875	28.4%

(1)
Beginning in 2026, we updated the categorization of our products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

The following table summarizes our gross written premiums by insurance subsidiary:

	Three Months Ended September 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$437,645	57.1%	$317,177	53.1%	$120,468	38.0%
PESIC	271,797	35.4%	252,318	42.3%	19,479	7.7%
Laulima	28,003	3.6%	22,804	3.8%	5,199	22.8%
PCSC	26,706	3.5%	—	—%	26,706	—%
FIA	2,895	0.4%	4,872	0.8%	(1,977)	(40.6)%
Total gross written premiums	$767,046	100.0%	$597,171	100.0%	$169,875	28.4%

Ceded Written Premiums

Ceded written premiums increased $56.6 million, or 17.6%, to $378.5 million for the three months ended September 30, 2026 from $321.9 million for the three months ended September 30, 2025. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Crop and Inland Marine and Property lines.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 49.3% for the three months ended September 30, 2026 from 53.9% for the three months ended September 30, 2025. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $113.3 million, or 41.2%, to $388.6 million for the three months ended September 30, 2026 from $275.2 million for the three months ended September 30, 2025. The increase was primarily due to an increase in gross written premiums, primarily in our Crop and Surety & Credit lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $140.2 million, or 62.3%, to $365.4 million for the three months ended September 30, 2026 from $225.1 million for the three months ended September 30, 2025 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The following table shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Gross earned premiums	$736,144	$518,783	$217,361	41.9%
Ceded earned premiums	(370,753)	(293,636)	(77,117)	26.3%
Net earned premiums	$365,391	$225,147	$140,244	62.3%

Net earned premium ratio	49.6%	43.4%

Our net earned premium ratio increased as premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period. This was primarily driven by our decision to retain a higher percentage of premiums on our Crop business in 2026 and lower XOL pricing versus the prior year.

Commission and Other Income

Commission and other income was materially consistent for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $78.8 million, or 108.3%, to $151.6 million for the three months ended September 30, 2026 from $72.8 million for the three months ended September 30, 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Catastrophe losses	$4,452	$1,900	$2,552	134.3%
Non-catastrophe losses	147,194	70,912	76,282	107.6%
Total losses and loss adjustment expenses	$151,646	$72,812	$78,834	108.3%

Catastrophe loss ratio	1.2%	0.8%
Non-catastrophe loss ratio	40.3%	31.5%
Total loss ratio	41.5%	32.3%

Catastrophe loss activity for the quarter ended September 30, 2026 was primarily related to hurricane and flood events in Hawaii and flood events in the Midwest.

Catastrophe loss activity for the quarter ended September 30, 2025 was primarily related to flood events.

Non-catastrophe losses increased for the three months ended September 30, 2026 compared to the three months ended September 30, 2025 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Crop, Surety & Credit, and Inland Marine and Property and due to our decision to retain a higher percentage of premiums and losses on our Crop business in 2026.

Acquisition Expenses

Acquisition expenses increased $16.1 million, or 28.6%, to $72.4 million for the three months ended September 30, 2026 from $56.3 million for the three months ended September 30, 2025. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 9.8% for the three months ended September 30, 2026 compared to 10.8% for the three months ended September 30, 2025. Acquisition expenses as a percentage of gross earned premiums decreased due to changes in the composition of our business versus the prior year.

Other Underwriting Expenses

Other underwriting expenses increased $24.4 million, or 50.5%, to $72.7 million for the three months ended September 30, 2026 from $48.3 million for the three months ended September 30, 2025. The increase was primarily due to higher payroll, technology, and stock-based compensation expenses associated with general growth, including the acquisition of Gray Surety.

Other underwriting expenses as a percentage of gross earned premiums were 9.9% for the three months ended September 30, 2026 compared to 9.3% for the three months ended September 30, 2025. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and expenses associated with catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 7.7% for the three months ended September 30, 2026 compared to 7.9% for the three months ended September 30, 2025. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $7.8 million, or 53.8%, to $22.4 million for the three months ended September 30, 2026 from $14.6 million for the three months ended September 30, 2025. The increase was primarily due to a higher average balance of investments during the three months ended September 30, 2026 due to the investing of cash generated from operations and higher yields on invested assets versus the prior year.

We incurred $2.7 million of net realized and unrealized losses on investments for the three months ended September 30, 2026 compared to $3.5 million of net realized and unrealized gains for the three months ended September 30, 2025. In both periods, the balance was primarily driven by unrealized losses and gains, respectively, on our equity securities. Unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Three Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Interest income	$21,333	$14,515	$6,818	47.0%
Dividend income	1,539	298	1,241	NM
Investment management fees and expenses	(466)	(241)	(225)	93.4%
Net investment income	22,406	14,572	7,834	53.8%
Net realized and unrealized (losses) gains on investments	(2,692)	3,493	(6,185)	(177.1)%
Total	$19,714	$18,065	$1,649	9.1%
NM - not meaningful

Interest Expense

Interest expense increased $5.0 million to $5.1 million for the three months ended September 30, 2026 from $0.1 million for the three months ended September 30, 2025, primarily due to interest on the Term Loan entered into in January 2026 to fund the acquisition of Gray Surety and, to a lesser extent, borrowings under our FHLB line of credit.

Income Tax Expense

Income tax expense increased $3.7 million to $19.4 million for the three months ended September 30, 2026 from $15.7 million for the three months ended September 30, 2025 due to higher pre-tax income for the period ended September 30, 2026. For the three months ended September 30, 2026 and 2025 our income tax rates of 22.9% and 23.4%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

Results of Operations

Nine months ended September 30, 2026 compared to nine months ended September 30, 2025

The following table summarizes our results for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	(in thousands, except per share data)
Gross written premiums	$2,027,330	$1,535,623	$491,707	32.0%
Ceded written premiums	(975,669)	(819,171)	(156,498)	19.1%
Net written premiums	1,051,661	716,452	335,209	46.8%
Net earned premiums	913,781	569,175	344,606	60.5%
Commission and other income	3,664	3,954	(290)	(7.3)%
Total underwriting revenue (1)	917,445	573,129	344,316	60.1%
Losses and loss adjustment expenses	337,732	157,739	179,993	114.1%
Acquisition expenses, net of ceding commissions and fronting fees	213,923	154,266	59,657	38.7%
Other underwriting expenses	207,057	129,563	77,494	59.8%
Underwriting income (1)	158,733	131,561	27,172	20.7%
Interest expense	(13,243)	(304)	(12,939)	NM
Net investment income	60,340	40,014	20,326	50.8%
Net realized and unrealized gains on investments	2,167	9,461	(7,294)	(77.1)%
Income before income taxes	207,997	180,732	27,265	15.1%
Income tax expense	47,123	39,827	7,296	18.3%
Net income	$160,874	$140,905	$19,969	14.2%
Adjustments:
Net realized and unrealized gains on investments	(2,167)	(9,461)	7,294	(77.1)%
Expenses associated with transactions	10,545	3,570	6,975	195.4%
Stock-based compensation expense	23,246	15,471	7,775	50.3%
Amortization of intangibles	21,396	3,400	17,996	NM
Expenses associated with catastrophe bond	2,330	2,661	(331)	(12.4)%
Tax impact	(8,008)	(1,543)	(6,465)	NM
Adjusted net income (1)	$208,216	$155,003	$53,213	34.3%
Key Financial and Operating Metrics
Annualized return on equity	22.3%	23.4%
Annualized adjusted return on equity (1)	28.8%	25.7%
Loss ratio	37.0%	27.7%
Expense ratio	45.7%	49.2%
Combined ratio	82.7%	76.9%
Adjusted combined ratio (1)	76.3%	72.5%
Diluted earnings per share	$5.93	$5.12
Diluted adjusted earnings per share (1)	$7.67	$5.63
Catastrophe losses	$4,302	$1,335
Catastrophe loss ratio (1)	0.5%	0.2%
Adjusted combined ratio excluding catastrophe losses (1)	75.9%	72.2%
Adjusted underwriting income (1)	$216,250	$156,663	$59,587	38.0%
NM - not meaningful

(1)
Indicates non-GAAP financial measure; see “Reconciliation of Non-GAAP Financial Measures” for a reconciliation of the non-GAAP financial measures to their most directly comparable financial measures prepared in accordance with GAAP.

Gross Written Premiums

Gross written premiums increased $491.7 million, or 32.0%, to $2.0 billion for the nine months ended September 30, 2026 compared to $1.5 billion for the nine months ended September 30, 2025. Premium growth was primarily due to an increased volume of policies in the majority of our lines of business, particularly in our Crop and Casualty lines, which was driven by new business generated with existing partners, strong premium retention rates for existing business, expansion of our distribution footprint, and new partnerships. Gross written premiums for the nine months ended September 30, 2026 also include $60.7 million written by PCSC, which we acquired on January 31, 2026. The following table summarizes our gross written premiums by line of business and shows each line’s percentage of total gross written premiums for each period:

	Nine Months Ended September 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Product(1)
Casualty	$580,576	28.7%	$448,484	29.2%	$132,092	29.5%
Inland Marine and Property	496,998	24.5%	408,105	26.6%	88,893	21.8%
Earthquake	438,442	21.6%	431,345	28.1%	7,097	1.6%
Crop	391,810	19.3%	207,440	13.5%	184,370	88.9%
Surety & Credit	119,504	5.9%	40,249	2.6%	79,255	196.9%
Total gross written premiums	$2,027,330	100.0%	$1,535,623	100.0%	$491,707	32.0%

(1)
Beginning in 2026, we updated the categorization of our products to align with management’s current strategy and view of the business. Prior year amounts have been reclassified for comparability purposes. The recategorization is for presentation purposes only and does not impact overall gross written premiums.

The following table summarizes our gross written premiums by insurance subsidiary:

	Nine Months Ended September 30,
	2026		2025
	($ in thousands)
		% of		% of		%
	Amount	GWP	Amount	GWP	Change	Change
Subsidiary
PSIC	$1,039,575	51.3%	$781,078	50.9%	$258,497	33.1%
PESIC	846,143	41.7%	681,048	44.4%	165,095	24.2%
Laulima	70,080	3.5%	58,974	3.8%	11,106	18.8%
PCSC	60,685	3.0%	—	—%	60,685	—%
FIA	10,847	0.5%	14,523	0.9%	(3,676)	(25.3)%
Total gross written premiums	$2,027,330	100.0%	$1,535,623	100.0%	$491,707	32.0%

Ceded Written Premiums

Ceded written premiums increased $156.5 million, or 19.1%, to $975.7 million for the nine months ended September 30, 2026 from $819.2 million for the nine months ended September 30, 2025. The increase in ceded written premium was primarily driven by growth in written premiums subject to quota share arrangements, such as those in Crop and Casualty lines.

Although our volume of ceded written premiums increased, ceded written premiums as a percentage of gross written premiums decreased to 48.1% for the nine months ended September 30, 2026 from 53.3% for the nine months ended September 30, 2025. This percentage decrease was driven by changes in our composition of business whereby premiums written in the current period were subject to lower quota share or XOL cession percentages compared to premiums written in the prior period.

Net Written Premiums

Net written premiums increased $335.2 million, or 46.8%, to $1.1 billion for the nine months ended September 30, 2026 from $716.5 million for the nine months ended September 30, 2025. The increase was primarily due to an increase in gross written premiums, primarily in our Crop and Casualty lines, partially offset by increased ceded written premiums.

Net Earned Premiums

Net earned premiums increased $344.6 million, or 60.5%, to $913.8 million for the nine months ended September 30, 2026 from $569.2 million for the nine months ended September 30, 2025 due primarily to the earning of increased gross written premiums partially offset by the earning of ceded written premiums under reinsurance agreements. The following table shows the amount of premiums we earned on a gross and net basis and net earned premiums as a percentage of gross earned premiums in each period presented:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Gross earned premiums	$1,792,875	$1,303,323	$489,552	37.6%
Ceded earned premiums	(879,094)	(734,148)	(144,946)	19.7%
Net earned premiums	$913,781	$569,175	$344,606	60.5%

Net earned premium ratio	51.0%	43.7%

Our net earned premium ratio increased as premiums earned in the current period were subject to lower quota share or XOL cession percentages compared to premiums earned in the prior period. This was primarily driven by our decision to retain a higher percentage of premiums on our Crop business in 2026 and lower XOL pricing versus the prior year.

Commission and Other Income

Commission and other income decreased $0.3 million to $3.7 million for the nine months ended September 30, 2026 from $4.0 million for the nine months ended September 30, 2025. The balance decreased due to the non-recurrence of a reimbursement arrangement that benefited us in the prior year.

Losses and Loss Adjustment Expenses

Losses and loss adjustment expenses increased $180.0 million, or 114.1%, to $337.7 million for the nine months ended September 30, 2026 from $157.7 million for the nine months ended September 30, 2025. Losses and loss adjustment expenses consisted of the following elements during the respective periods:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Catastrophe losses	$4,302	$1,335	$2,967	222.2%
Non-catastrophe losses	333,430	156,404	177,026	113.2%
Total losses and loss adjustment expenses	$337,732	$157,739	$179,993	114.1%

Catastrophe loss ratio	0.5%	0.2%
Non-catastrophe loss ratio	36.5%	27.5%
Total loss ratio	37.0%	27.7%

Catastrophe loss activity for the nine months ended September 30, 2026 was primarily related to hurricane and flood events in Hawaii and flood events in the Midwest during the third quarter, offset by favorable development on prior period catastrophe events.

Catastrophe loss activity for the nine months ended September 30, 2025 was related to flood losses in the third quarter offset by favorable development on prior period catastrophe events.

Non-catastrophe losses increased for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 due mainly to higher attritional losses driven by premium growth on lines of business subject to attritional losses such as Casualty, Crop, and Inland Marine and Property and due to our decision to retain a higher percentage of premiums and losses on our Crop business in 2026.

Acquisition Expenses

Acquisition expenses increased $59.7 million, or 38.7%, to $213.9 million for the nine months ended September 30, 2026 from $154.3 million for the nine months ended September 30, 2025. The increase was primarily due to higher commissions and premium-related taxes resulting from higher gross earned premiums. Acquisition expenses as a percentage of gross earned premiums were 11.9% for the nine months ended September 30, 2026 compared to 11.8% for the nine months ended September 30, 2025. Acquisition expenses as a percentage of gross earned premiums increased due to higher commissions as a percentage of gross earned premiums due to changes in the composition of our business.

Other Underwriting Expenses

Other underwriting expenses increased $77.5 million, or 59.8%, to $207.1 million for the nine months ended September 30, 2026 from $129.6 million for the nine months ended September 30, 2025. The increase was primarily due to higher payroll, technology, and stock-based compensation expenses associated with general growth, including the acquisition of Gray Surety.

Other underwriting expenses as a percentage of gross earned premiums were 11.5% for the nine months ended September 30, 2026 compared to 9.9% for the nine months ended September 30, 2025. Excluding the impact of expenses relating to transactions, stock-based compensation, amortization of intangibles, and expenses associated with catastrophe bonds, other underwriting expenses as a percentage of gross earned premiums were 8.3% for the nine months ended September 30, 2026 compared to 8.0% for the nine months ended September 30, 2025. Other underwriting expenses as a percentage of gross earned premiums fluctuates period over period based on timing of certain expenses relative to premium growth.

Net Investment Income and Net Realized and Unrealized Gains (Losses) on Investments

Net investment income increased $20.3 million, or 50.8%, to $60.3 million for the nine months ended September 30, 2026 from $40.0 million for the nine months ended September 30, 2025. The increase was primarily due to a higher average balance of investments during the nine months ended September 30, 2026 due to the investing of cash generated from operations and higher yields on invested assets versus the prior year.

We incurred $2.2 million of net realized and unrealized gains on investments for the nine months ended September 30, 2026 compared to $9.5 million of net realized and unrealized gains for the nine months ended September 30, 2025. For the nine months ended September 30, 2026, the balance was primarily driven by net unrealized gains on other investments and equity securities. For the nine months ended September 30, 2025, the balance was primarily driven by unrealized gains on our equity securities. Unrealized gains and losses on available-for-sale fixed maturity securities are recognized as a component of other comprehensive income and do not impact our net income. The following table summarizes the components of our investment income for each period presented:

	Nine Months Ended
	September 30,
	2026	2025	Change	% Change
	($ in thousands)
Interest income	$57,731	$39,824	$17,907	45.0%
Dividend income	3,879	857	3,022	NM
Investment management fees and expenses	(1,270)	(667)	(603)	90.4%
Net investment income	60,340	40,014	20,326	50.8%
Net realized and unrealized gains on investments	2,167	9,461	(7,294)	(77.1)%
Total	$62,507	$49,475	$13,032	26.3%
NM- not meaningful

Interest Expense

Interest expense increased $12.9 million to $13.2 million for the nine months ended September 30, 2026 from $0.3 million for the nine months ended September 30, 2025, primarily due to interest on the Term Loan entered into in January 2026 to fund the acquisition of Gray Surety and, to a lesser extent, borrowings under our FHLB line of credit.

Income Tax Expense

Income tax expense increased $7.3 million to $47.1 million for the nine months ended September 30, 2026 from $39.8 million for the nine months ended September 30, 2025 due to higher pre-tax income for the period ended September 30, 2026. For the nine months ended September 30, 2026 and 2025, our income tax rates of 22.7% and 22.0%, respectively, were higher than the statutory rate of 21% due primarily to non-deductible executive compensation expense.

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

Total revenue calculated in accordance with GAAP reconciles to underwriting revenue as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Total revenue	$386,590	$244,660	$979,952	$622,604
Net investment income	(22,406)	(14,572)	(60,340)	(40,014)
Net realized and unrealized losses (gains) on investments	2,692	(3,493)	(2,167)	(9,461)
Underwriting revenue	$366,876	$226,595	$917,445	$573,129

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

Income before income taxes calculated in accordance with GAAP reconciles to underwriting income and adjusted underwriting income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Income before income taxes	$84,732	$67,139	$207,997	$180,732
Net investment income	(22,406)	(14,572)	(60,340)	(40,014)
Net realized and unrealized losses (gains) on investments	2,692	(3,493)	(2,167)	(9,461)
Interest expense	5,138	133	13,243	304
Underwriting income	$70,156	$49,207	$158,733	$131,561
Expenses associated with transactions	3,133	728	10,545	3,570
Stock-based compensation expense	7,022	5,379	23,246	15,471
Amortization of intangibles	6,161	1,346	21,396	3,400
Expenses associated with catastrophe bond	—	—	2,330	2,661
Adjusted underwriting income	$86,472	$56,660	$216,250	$156,663

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

Net income calculated in accordance with GAAP reconciles to adjusted net income as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Net income	$65,335	$51,455	$160,874	$140,905
Adjustments:
Net realized and unrealized losses (gains) on investments	2,692	(3,493)	(2,167)	(9,461)
Expenses associated with transactions	3,133	728	10,545	3,570
Stock-based compensation expense	7,022	5,379	23,246	15,471
Amortization of intangibles	6,161	1,346	21,396	3,400
Expenses associated with catastrophe bond	—	—	2,330	2,661
Tax impact	(3,032)	(251)	(8,008)	(1,543)
Adjusted net income	$81,311	$55,164	$208,216	$155,003

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

Annualized adjusted return on equity is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Annualized adjusted net income	$325,244	$220,656	$277,621	$206,671
Average stockholders’ equity	$982,957	$862,654	$963,820	$803,570
Annualized adjusted return on equity	33.1%	25.6%	28.8%	25.7%

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

Adjusted combined ratio is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$295,235	$175,940	$755,048	$437,614
Denominator: Net earned premiums	$365,391	$225,147	$913,781	$569,175
Combined ratio	80.8%	78.1%	82.7%	76.9%
Adjustments to numerator:
Expenses associated with transactions	$(3,133)	$(728)	$(10,545)	$(3,570)
Stock-based compensation expense	(7,022)	(5,379)	(23,246)	(15,471)
Amortization of intangibles	(6,161)	(1,346)	(21,396)	(3,400)
Expenses associated with catastrophe bond	—	—	(2,330)	(2,661)
Adjusted combined ratio	76.3%	74.8%	76.3%	72.5%

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

Diluted adjusted earnings per share is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(in thousands, except per share data)		(in thousands, except per share data)
Adjusted net income	$81,311	$55,164	$208,216	$155,003
Weighted-average common shares outstanding, diluted	26,995,574	27,446,519	27,143,378	27,533,533
Diluted adjusted earnings per share	$3.01	$2.01	$7.67	$5.63

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

Loss ratio and catastrophe loss ratio are calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Losses and loss adjustment expenses	$151,646	$72,812	$337,732	$157,739
Denominator: Net earned premiums	$365,391	$225,147	$913,781	$569,175
Loss ratio	41.5%	32.3%	37.0%	27.7%

Numerator: Catastrophe losses	$4,452	$1,900	$4,302	$1,335
Denominator: Net earned premiums	$365,391	$225,147	$913,781	$569,175
Catastrophe loss ratio	1.2%	0.8%	0.5%	0.2%

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

Adjusted combined ratio excluding catastrophe losses is calculated as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	($ in thousands)		($ in thousands)
Numerator: Sum of losses and loss adjustment expenses, acquisition expenses, and other underwriting expenses, net of commission and other income	$295,235	$175,940	$755,048	$437,614
Denominator: Net earned premiums	$365,391	$225,147	$913,781	$569,175
Combined ratio	80.8%	78.1%	82.7%	76.9%
Adjustments to numerator:
Expenses associated with transactions	$(3,133)	$(728)	$(10,545)	$(3,570)
Stock-based compensation expense	(7,022)	(5,379)	(23,246)	(15,471)
Amortization of intangibles	(6,161)	(1,346)	(21,396)	(3,400)
Expenses associated with catastrophe bond	—	—	(2,330)	(2,661)
Catastrophe losses	(4,452)	(1,900)	(4,302)	(1,335)
Adjusted combined ratio excluding catastrophe losses	75.1%	74.0%	75.9%	72.2%

Tangible Stockholders’ Equity

We define tangible stockholders’ equity as stockholders’ equity less goodwill and intangible assets. Our definition of tangible stockholders’ equity may not be comparable to that of other companies, and it should not be viewed as a substitute for stockholders’ equity calculated in accordance with GAAP. We use tangible stockholders’ equity internally to evaluate the strength of our balance sheet and to compare returns relative to this measure.

Stockholders’ equity calculated in accordance with GAAP reconciles to tangible stockholders’ equity as follows:

	September 30,	December 31,
	2026	2025
	($ in thousands)
Stockholders’ equity	$984,972	$942,667
Goodwill and intangible assets	(228,426)	(61,054)
Tangible stockholders’ equity	$756,546	$881,613

Liquidity and Capital Resources

Sources and Uses of Funds

We operate as a holding company with no business operations of our own. Consequently, our ability to pay dividends to stockholders and pay taxes and administrative expenses is largely dependent on income generated by our subsidiaries and dividends or other distributions paid from our subsidiaries, whose ability to pay us is highly regulated.

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

Under New Jersey law, which governs FIA, all dividend payments require 30-day prior approval of the New Jersey Commissioner of Banking and Insurance (the “Commissioner”). The maximum dividend, which may be paid in any twelve-month period, is limited to the greater of 10% of statutory surplus as of December 31 of the preceding year or the net gain from operations of the preceding calendar year. Cash dividends may only be paid out of surplus derived from realized net profits. Based on these limitations, FIA has capacity to pay a dividend of $1.8 million in 2026, conditional upon the Commissioner’s approval.

Under Louisiana law which governs PCSC, the maximum amount of stockholder dividends that PCSC may pay without prior approval of the Louisiana Insurance Commissioner is limited to the lesser of (i) statutory net income for the preceding three calendar years excluding realized capital gains, less dividends paid during the preceding two calendar years, or (ii) 10% of statutory surplus. Based on the above restrictions, PCSC may pay a dividend or distribution of no greater than $13.2 million in 2026 without approval of the Louisiana Insurance Commissioner.

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

Bermuda regulations limit the amount of dividends and return of capital paid by a regulated entity. A Class 3A insurer is prohibited from declaring or paying a dividend if it is in breach of its minimum solvency margin, its enhanced capital requirement, or its minimum liquidity ratio, or if the declaration or payment of such dividend would cause such a breach. If a Class 3A insurer has failed to meet its minimum solvency margin on the last day of any financial year, it will also be prohibited, without the approval of the Bermuda Monetary Authority (“BMA”), from declaring or paying any dividends during the next financial year. Furthermore, the Bermuda Insurance Act 1978, as amended (the “Insurance Act”), limits the ability of PSRE to pay dividends or make capital distributions by stipulating certain margin and solvency requirements and by requiring approval from the BMA prior to a reduction of 15% or more of a Class 3A insurer’s total statutory capital as reported on its prior year statutory balance sheet. Moreover, an insurer must submit an affidavit to the BMA, sworn by at least two directors and the principal representative in Bermuda of the Class 3A insurer, at least seven days prior to payment of any dividend which would exceed 25% of that insurer’s total statutory capital and surplus as reported on its prior year statutory balance sheet. The affidavit must state that in the opinion of those swearing the declaration of such dividend, such dividend has not caused the insurer to fail to meet its relevant margins.

Further, under the Bermuda Companies Act 1981, as amended (“the Companies Act”), PSRE may only declare or pay a dividend, or make a distribution out of contributed surplus, if it has no reasonable grounds for believing that: (1) it is, or would after the payment be, unable to pay its liabilities as they become due or (2) the realizable value of its assets would be less than its liabilities.

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

The following table summarizes our cash flows for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
	2026	2025
	($ in thousands)
Cash provided by (used in):
Operating activities	$334,759	$291,705
Investing activities	(623,043)	(230,435)
Financing activities	237,019	(30,049)
Change in cash, cash equivalents, and restricted cash	$(51,265)	$31,221

Our cash flow from operating activities was positive during the nine months ended September 30, 2026 and 2025. Variations in operating cash flow between periods are primarily driven by variations in our gross and ceded written premiums and the volume and timing of premium receipts, claim payments, reinsurance payments, and reinsurance recoveries on paid losses. In addition, fluctuations in losses and loss adjustment expenses and other insurance operating expenses impact operating cash flow.

Cash used in investing activities for the nine months ended September 30, 2026 and 2025 related primarily to purchases of fixed maturity securities in excess of sales and maturities and acquisitions occurring in each period.

Cash provided by financing activities for the nine months ended September 30, 2026 was related to the issuance of a term loan for $300.0 million, net borrowings under our FHLB line of credit of $21.0 million, the receipt of $3.4 million in proceeds from policyholder contributions of surplus, the receipt of $2.1 million in proceeds from stock option exercises, and the receipt of $1.6 million in proceeds from our employee stock purchase plan, partially offset by repurchases of $73.0 million of our common stock, dividend payments of $11.8 million, principal repayment on our term loan of $3.7 million, and payment of debt issuance costs of $2.6 million. Cash used in financing activities for the nine months ended September 30, 2025 was related to the repurchase of $37.3 million of our common stock and $0.1 million in offering costs from the August 2024 secondary offering, partially offset by the receipt of $3.3 million in proceeds from stock option exercises, the receipt of $2.9 million in proceeds from policyholder contributions of surplus, and the receipt of $1.2 million in proceeds from our employee stock purchase plan.

We do not have any current plans for material capital expenditures other than current operating requirements. We believe that we will generate sufficient cash flows from operations to satisfy our liquidity requirements for at least the next 12 months and beyond. The key factor that will affect our future operating cash flows is the frequency and severity of catastrophe losses. To the extent our future operating cash flows are insufficient to cover our net losses from catastrophic events, we had $1.8 billion in cash and investment securities available at September 30, 2026. We also have the ability to access additional capital through pursuing third‑party borrowings, sales of our equity or debt securities or entrance into a reinsurance arrangement.

Share Repurchases

We have used and may use our cash in the future to purchase outstanding shares of our common stock. On July 31, 2025, our Board of Directors approved a share repurchase program, (the “2025 Repurchase Program”), authorizing the repurchase of up to $150 million of our outstanding common stock through July 31, 2027. Under the 2025 Repurchase Program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 226,130 shares for $27.3 million under the 2025 Repurchase Program during the nine months ended September 30, 2026 and, because the 2025 Repurchase Program was replaced by the 2026 Repurchase Program, no further repurchases may be made under it.

On April 30, 2026, our Board of Directors approved a share repurchase program, (the “2026 Repurchase Program”), effective May 6, 2026, which replaces the 2025 Repurchase Program, and authorizes the repurchase of up to $200 million of our outstanding common stock through May 6, 2028. Under the 2026 Repurchase Program, shares may be repurchased from time to time in the open market or negotiated transactions at prevailing market rates, or by other means in accordance with federal securities laws. We repurchased 402,844 shares for $45.7 million under this program during the nine months ended September 30, 2026 and $154.3 million remains available for future repurchases.

Dividends

On July 30, 2026 our Board of Directors declared a quarterly cash dividend of $0.45 per share on our common stock, representing the first cash dividend declared on our common stock. The dividend was paid on September 2, 2026 to stockholders of record as of August 19, 2026. The aggregate amount of the dividend declared was approximately $12.2 million, of which $11.8 million was paid in cash to holders of common stock and $0.4 million represents dividend equivalents accrued on unvested RSUs and PSUs. Dividend equivalents on unvested awards are not paid in cash at this time and will be paid only if and when the underlying awards vest, consistent with the terms described in Note 7 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report. We funded the cash dividend payment to holders of our common stock from cash on hand and cash generated from operations. The declaration and payment of any future dividends will be at the discretion of our Board of Directors and will be subject to the restrictions described under “Sources and Uses of Funds” above and in Note 13 to the condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report.

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

As of September 30, 2026, $4.1 million of the borrowing capacity of the Revolving Facility is pledged as collateral in support of a reinsurance arrangement and not able to be utilized.

As of September 30, 2026, we had $294.0 million outstanding on the Term Loan, net of unamortized debt issuance costs, and were in compliance with all covenants under the 2026 Credit Agreement.

As of September 30, 2026, we had no borrowings outstanding through the 2021 Credit Agreement and the Revolving Facility.

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

As of September 30, 2026, we had $21.0 million outstanding through the FHLB line of credit at the overnight rate of 4.36%.

Stockholders’ Equity

At September 30, 2026 total stockholders’ equity was $985.0 million and tangible stockholders’ equity was $756.5 million, compared to total stockholders’ equity of $942.7 million and tangible stockholders’ equity of $881.6 million as of December 31, 2025. Stockholders’ equity increased due to net income earned for the period and activity related to stock-based compensation, partially offset by net unrealized losses on available-for-sale fixed maturity securities, share repurchases, and dividends declared.

Tangible stockholders’ equity is a non‑GAAP financial measure. See “Reconciliation of Non‑GAAP Financial Measures” for a reconciliation of stockholders’ equity in accordance with GAAP to tangible stockholders’ equity.

Investment Portfolio

Our primary investment objectives are to maintain liquidity, preserve capital and generate a stable level of investment income. We purchase securities that we believe are attractive on a relative value basis and seek to generate returns in excess of predetermined benchmarks. Our Investment Committee reviews and recommends investment guidelines, which are subject to approval by our Board of Directors in accordance with applicable regulatory restrictions on asset type, quality and concentration. Our current investment guidelines allow us to invest in taxable and tax‑exempt fixed maturities, as well as publicly traded mutual funds and common stock of individual companies. Our cash and invested assets consist of cash and cash equivalents, fixed maturity securities, equity securities, and other investments. As of September 30, 2026, the majority of our investment portfolio, or $1.6 billion, was comprised of fixed maturity securities that are classified as available‑for‑sale and carried at fair value with unrealized gains and losses on these securities, net of applicable taxes, reported as a separate component of accumulated other comprehensive income. Also included in our investment portfolio were $123.7 million of equity securities, $45.2 million of investments in limited partnerships, $8.7 million of livestock put options, and $14.7 million of a senior surplus note classified as held-to-maturity and carried at amortized cost. In addition, we maintained a non‑restricted cash and cash equivalent balance of $55.6 million at September 30, 2026. Our available-for-sale fixed maturity securities, including cash equivalents, had a weighted average effective duration of 4.61 and 3.81 years as of September 30, 2026 and December 31, 2025, respectively, and an average rating of “A1/A+” at both dates. Our available-for-sale fixed income investment portfolio had a book yield of 5.06% as of September 30, 2026, compared to 4.83% as of December 31, 2025.

At September 30, 2026 and December 31, 2025 the amortized cost and fair value on available‑for‑sale securities were as follows:

	Amortized	Fair	% of Total
September 30, 2026	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$31,933	$31,366	2.0%
U.S. States, Territories, and Political Subdivisions	17,730	15,923	1.0%
Special revenue excluding mortgage/asset-backed securities	20,010	17,112	1.1%
Corporate and other	834,795	788,704	50.4%
Mortgage/asset-backed securities	745,975	712,514	45.5%
Total available-for-sale investments	$1,650,443	$1,565,619	100.0%

	Amortized	Fair	% of Total
December 31, 2025	Cost or Cost	Value	Fair Value
	($ in thousands)
Fixed maturities:
U.S. Governments	$23,716	$23,587	1.9%
U.S. States, Territories, and Political Subdivisions	19,745	18,862	1.5%
Special revenue excluding mortgage/asset-backed securities	19,280	17,465	1.4%
Corporate and other	606,748	608,235	49.7%
Mortgage/asset-backed securities	558,116	556,038	45.5%
Total available-for-sale investments	$1,227,605	$1,224,187	100.0%

The following tables provide the credit quality of our available-for-sale fixed maturity securities as of September 30, 2026 and December 31, 2025:

	Estimated	% of
September 30, 2026	Fair Value	Total
	($ in thousands)
Rating
AAA	$172,181	11.0%
AA	546,048	34.9%
A	434,044	27.7%
BBB	366,082	23.4%
BB	43,780	2.8%
B	3,484	0.2%
	$1,565,619	100.0%

	Estimated	% of
December 31, 2025	Fair Value	Total
	($ in thousands)
Rating
AAA	$143,223	11.7%
AA	411,484	33.6%
A	318,324	26.0%
BBB	297,191	24.3%
BB	48,471	4.0%
B	3,993	0.3%
CCC & Below	1,501	0.1%
	$1,224,187	100.0%

The amortized cost and fair value of our available‑for‑sale investments in fixed maturity securities summarized by contractual maturity as of September 30, 2026 were as follows:

	Amortized	Fair	% of Total
September 30, 2026	Cost	Value	Fair Value
	($ in thousands)
Due within one year	$56,013	$55,930	3.6%
Due after one year through five years	295,592	285,306	18.2%
Due after five years through ten years	342,520	323,763	20.7%
Due after ten years	210,343	188,106	12.0%
Mortgage and asset-backed securities	745,975	712,514	45.5%
	$1,650,443	$1,565,619	100.0%

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

Other than as described above, our critical accounting policies and estimates remain consistent with those disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Market risk is a general term describing the potential economic loss associated with adverse changes in the fair value of financial instruments. Our condensed consolidated balance sheets include assets and liabilities with estimated fair values that are subject to market risk. Our primary market risks have been equity price risk associated with investments in equity securities and interest rate risk associated with investments in fixed maturities, as well as limited exposure from livestock put options used in our economic hedging strategy and recorded in Other investments.

We are also exposed to interest rate risk associated with our variable-rate Term Loan. A hypothetical 100-basis-point increase in interest rates would increase annual interest expense on the $296.3 million of principal outstanding under our Term Loan as of September 30, 2026, by approximately $3.0 million.

Credit risk is the potential loss resulting from adverse changes in an issuer’s ability to repay its debt obligations. In general, we manage the exposure to credit risk in our investment portfolio by investing in high quality securities and by diversifying our holdings.

We monitor our investment portfolio to ensure that credit risk does not exceed prudent levels. The majority of our investment portfolio is invested in high credit quality, investment grade fixed maturity securities. We also invest in higher yielding fixed maturities and equity securities. Our available-for-sale fixed maturity portfolio has an average rating by at least one nationally recognized rating organization of “A1/A+,” with approximately 73.6% rated “A−” or better. At September 30, 2026, 3.0% of our available-for-sale fixed maturity portfolio was unrated or rated below investment grade. In addition, we hold a senior surplus note with a carrying amount of $14.7 million (principal amount of $15.0 million) issued by a Florida-domiciled insurer. The note is classified as held-to-maturity, is not rated by a nationally recognized rating organization, and is not actively traded. Payments of principal and interest on the note are subject to prior approval by the Florida Office of Insurance Regulation and may be deferred, and the note ranks junior to policyholder and other creditor claims. See Note 2 to the condensed consolidated financial statements. Our fixed maturity portfolio includes some securities issued with financial guaranty insurance. We purchase fixed maturities based on our assessment of the credit quality of the underlying assets without regard to insurance.

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

Changes in Internal Control over Financial Reporting

On January 31, 2026, we completed the acquisition of Gray Surety (subsequently renamed PCSC). As permitted by SEC staff guidance, we expect to exclude PCSC from management’s annual assessment of internal control over financial reporting as of December 31, 2026. We are in the process of integrating PCSC into our internal control over financial reporting. Notwithstanding this exclusion, the financial results of the acquired entity are subject to our existing controls over significant financial reporting processes, including consolidation and financial close activities.

No other changes in our internal control over financial reporting (as defined in Rules 13a‑15(f) and 15d‑15(f) under the Exchange Act) occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We are party to legal proceedings which arise in the ordinary course of business. We believe that the outcome of such matters, individually and in the aggregate, will not have a material adverse effect on our consolidated financial position, results of operations, or cash flows.

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

Participants in the insurance industry use ratings from independent ratings agencies, such as A.M. Best, as an important means of assessing the financial strength and creditworthiness of insurers. In setting its ratings, A.M. Best performs quantitative and qualitative analysis of a company’s balance sheet strength, operating performance and business profile. A.M. Best financial strength ratings range from “A++” (Superior) to “F” for insurance companies that have been publicly placed in liquidation. As of September 30, 2026, A.M. Best has assigned a financial strength rating of “A” (Excellent) (Outlook Stable) to our insurance company subsidiaries, Palomar Specialty Insurance Company (“PSIC”), Palomar Excess and Surplus Insurance Company (“PESIC”), First Indemnity of America Insurance Co. (“FIA”), and Palomar Specialty Reinsurance Company Bermuda Ltd. (“PSRE”), and “A-” (Excellent) (Outlook Positive) to Palomar Casualty and Surety Company (“PCSC”).

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
•
Causing us to be out of compliance with the financial covenants in the 2026 Credit Agreement.

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

Our policyholders and insurance risks are currently concentrated in California, which generated 30.9% of our gross written premiums for the year ended December 31, 2025 and 24.6% for the nine months ended September 30, 2026. We are exposed to business, economic, political, judicial and regulatory risks due to this concentration that are greater than the risks faced by insurance companies with a lower concentration of their premiums in California. Any single, major catastrophe event, series of events or other condition causing significant losses in California could materially adversely affect our business, financial condition and results of operations. This may include catastrophes even where we do not insure against the loss, such as the 2025 California wildfires, as homes and businesses lost or damaged due to catastrophe events may cancel or not renew their policies with us following such events. Additionally, unfavorable business, economic or regulatory conditions in California may result in a significant reduction of our premiums or increase our loss exposure. Changes to insurance-related laws or regulations in California could also adversely affect our business. In addition, the California Department of Insurance has continued to implement regulatory reforms, including changes to catastrophe modeling and rate regulation. We cannot predict how these or other regulatory changes may affect our California business. Delays in obtaining adequate rate approvals or restrictions on underwriting actions could reduce our ability to respond to changing loss trends and effectively manage catastrophe exposure.

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

In particular, our future success is substantially dependent on the continued service of our Founder, Chief Executive Officer and Chairman, Mac Armstrong, our Chief Financial Officer, T. Christopher Uchida, and our President, Jon Christianson, as well as other members of our senior management team. Should any of our key executives terminate their employment with us, or if we are unable to retain and attract talented personnel, we may be unable to maintain our current competitive position in the specialized markets in which we operate, which could adversely affect our results of operations.

We rely on a select group of third-party brokers and program administrators, and such relationships may not continue or may not perform as expected.

The distribution networks of our products are multi-faceted and distinct to each line of business. Our relationships with third-party brokers or program administrators may be discontinued or materially modified at any time. Even if these relationships do continue, they may not be on terms that are profitable for us. We distribute a significant portion of our Earthquake products through relationships with certain third-party program administrators. Each of the products managed by these program administrators operates as a separate program that is governed by an independent, separately negotiated agreement with unique terms and conditions, including geographic scope, key person provisions, economics and exclusivity. These programs also feature separate managerial oversight and leadership, policy administration systems and retail agents originating policies.

For the year ended December 31, 2025, our largest third-party program administrator distributed $411.0 million, or 20.3% of our gross written premiums. There were no other third-party program administrators that distributed greater than 10% of our gross written premiums for the year ended December 31, 2025.

For the nine months ended September 30, 2026, our largest third-party program administrator distributed $320.3 million, or 15.8% of our gross written premiums. There were no other third-party program administrators that distributed greater than 10% of our gross written premiums for the nine months ended September 30, 2026.

Our largest third-party program administrator, Arrowhead General Insurance Agency, distributes our Value Select Residential Earthquake program, which represents the majority of our Residential Earthquake premium and is administered through a mutually exclusive agreement for the states of California, Oregon and Washington. The agreement remains in effect until terminated by either party upon 180 days’ prior written notice to the other party for cause. The termination of a relationship with one or more significant third-party brokers or program administrators could result in lower gross written premiums and could have a material adverse effect on our results of operations or business prospects.

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

If acquisitions are made, we may not realize the anticipated benefits of such acquisitions, including, but not limited to, revenue growth, operational efficiencies, or expected synergies. Many of the businesses and assets that we have acquired or may acquire have unaudited historical financial statements or records prepared by the management of such companies and have not been, or will not be, independently reviewed or audited. We cannot be certain that the financial statements or records of companies or assets we have acquired or may acquire would not, or will not, be materially different if such statements were independently reviewed or audited. If such statements were to be materially different, the goodwill, tangible and intangible assets we acquire may be more susceptible to impairment charges, which could have a material adverse effect on us.

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

Our 2026 Credit Agreement contains restrictions and covenants that limit our operating flexibility, and any borrowings under our 2026 Credit Agreement expose us to additional risks and may adversely affect our financial condition and future financial results.

We have entered into the 2026 Credit Agreement, which provides for revolving and term loan credit facilities. Borrowings under the 2026 Credit Agreement may impact our business and financial condition by:

•
Requiring the dedication of a portion of our expected cash flows from operations to service our debt, thereby reducing the amount of expected cash flows available for other purposes, including investing, and paying claims and operating expenses; and
•
Exposing us to interest rate risk since the interest rate in the 2026 Credit Agreement is a variable rate.

In addition, the 2026 Credit Agreement contains financial covenants, restrictions on indebtedness, liens, investments, mergers, dispositions, prepayment of other indebtedness and dividends and other distributions. The financial covenants in the 2026 Credit Agreement require that we do not exceed a maximum debt-to-capital ratio and maintain a minimum net worth at the end of each quarter. Our insurance subsidiaries are also required to maintain a minimum risk-based capital ratio at the end of each year and must always maintain a minimum A.M. Best Financial Strength rating. All of these covenants and restrictions impact how we operate our business and may limit our flexibility in planning for, or reacting to, changes in our business and industry. Our ability to comply with these covenants may be affected by events beyond our control. If we breach any of the covenants and do not obtain a waiver from our lenders, then, subject to applicable cure periods, any outstanding debt may be declared immediately due and payable.

Volatility in crop prices, as a result of weather conditions or other events, could adversely impact the performance of our crop business and our results of operations.

Weather conditions, including too much moisture (flooding or excessive rainfall), insufficient moisture (droughts), and the level of crop prices in the commodities market, heavily impact our crop insurance products. These factors are inherently unpredictable and could result in significant volatility in our operating results from period to period. Our results could also be negatively impacted by pests, plant disease or other biological risks. A significant decline in the commodity prices for one or more of the major crops that we insure could have a material adverse effect on our results of operations or financial condition. We also write certain coverages exposed to livestock prices and use put options to hedge a portion of that exposure, which may not fully offset adverse price movements.

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

Such factors could reduce our net investment income and result in realized investment losses. Our investment portfolio is subject to increased valuation uncertainties when investment markets are illiquid. The valuation of investments is more subjective when markets are illiquid, thereby increasing the risk that the estimated fair value at which we carry securities does not reflect prices at which actual transactions would occur.

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

We have invested, and may in the future invest, a small percentage of our investment portfolio in private companies, limited partnerships and other less liquid instruments, which we believe provide strategic opportunities. These types of investments are typically illiquid, and we have limited ability to take actions that protect or increase the value of this type of investment. In addition, we have invested, and may in the future invest, in securities that we classify as held-to-maturity, which may have no active market, may be valued using significant unobservable inputs, and, in the case of instruments such as surplus notes, may have payments that are subject to regulatory approval and may be deferred. Net losses from these investments or impairment of these investments may negatively impact our operating results.

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

PSRE is subject to Bermuda’s Economic Substance Act 2018 and the Economic Substance Regulations 2018 (together, the “ES Requirements”). As an insurance company, our Bermuda subsidiary conducts a relevant activity and is subject to the ES Requirements. As a result, our Bermuda subsidiary may be required to change or increase our business operations in Bermuda to meet these requirements.

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

In addition, regulatory standards relating to the use of artificial intelligence are evolving, and certain states have issued regulatory guidance to insurance companies on the use of AI. Certain states have adopted the NAIC Model Bulletin on the Use of Artificial Intelligence, while the New York Department of Financial Services issued a circular letter on the use of AI in insurance underwriting and pricing. Such state guidance on the use of AI sets forth expectations that companies have governance and risk management practices in place to ensure the use of AI complies with various state laws governing the business of insurance.

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

The continued operation and growth of our business will require substantial capital. Because we are a holding company with no business operations of our own, our ability to support our growth and return capital to stockholders, including through dividends and share repurchases, largely depends on dividends and other distributions from our insurance subsidiaries, PSIC, PESIC, PSRE, FIA, and PCSC.

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

Any determination to pay dividends in the future, including whether we continue to pay dividends at all, in the current amount, or on a quarterly schedule, will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, capital requirements, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. If we reduce or discontinue dividends, investors may need to rely on price appreciation, which may never occur, to realize any gains on their investment.

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

As a public company with SEC reporting obligations, we are required to document and test our internal control procedures to satisfy the requirements of Sections 404(a) and Section 404(b) of the Sarbanes‑Oxley Act, which require annual assessments by management of the effectiveness of our internal control over financial reporting and an attestation report by our independent registered public accounting firm on the effectiveness of our internal control over financial reporting. We must implement and maintain substantial internal control systems and procedures to satisfy the reporting requirements under the Exchange Act.

During our assessments, we may identify deficiencies that we are unable to remediate in a timely manner. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of the Sarbanes‑Oxley Act. If we conclude that our internal control over financial reporting is not effective, the cost and scope of remediation actions and their effect on our operations may be significant. Moreover, any material weaknesses or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause investors to lose confidence in our reported financial information or our common stock listing on Nasdaq to be suspended or terminated, which could have a negative effect on the trading price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

Our purchases of our equity securities in the third quarter of fiscal year 2026 were:

				Approximate Dollar
	Total		Total Number of	Value of Shares
	Number	Average	Shares Purchased	that May Yet Be
	of Shares	Price Paid	as Part of Publicly	Purchased Under the
	Purchased	Per Share(1)	Announced Plans	Plans or Programs(2)
				($ in thousands)
July 1, 2026 to July 31, 2026	—	$—	—	$163,181
August 1, 2026 to August 31, 2026	—	—	—	163,181
September 1, 2026 to September 30, 2026	70,000	126.93	70,000	154,295
Total	70,000	$126.93	70,000

(1)
Average Price Paid Per Share excludes cash paid for commissions.
(2)
On April 30, 2026, our Board of Directors approved the adoption of a share repurchase program, effective May 6, 2026, which replaced the 2025 Repurchase Program and authorized the repurchase of up to $200 million of outstanding shares of common stock through May 6, 2028.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Rule 10b5-1 Trading Plans

On September 4, 2026, Angela Grant, the Company’s Chief Legal Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the exercise of stock options and sale of up to 1,254 shares of common stock underlying such options and the sale of up to 1,848 shares of the Company’s common stock. Pursuant to this plan, Ms. Grant may sell shares beginning December 4, 2026 and ending May 31, 2027.

On September 11, 2026, T. Christopher Uchida, the Company’s Chief Financial Officer, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the exercise of stock options and sale of up to 168 shares of common stock underlying such options and the sale of up to 9,827 shares of the Company’s common stock. Pursuant to this plan, Mr. Uchida may sell shares beginning December 11, 2026 and ending May 31, 2027.

On September 13, 2026, Jon Christianson, the Company’s President, entered a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act, providing for the exercise of stock options and sale of up to 6,924 shares of common stock underlying such options and the sale of up to 12,000 shares of the Company’s common stock. Pursuant to this plan, Mr. Christianson may sell shares beginning December 13, 2026 and ending May 31, 2027.

None of our other directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of Regulation S-K) during the quarter ended September 30, 2026.

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

Palomar Holdings, Inc.

Date: November 5, 2026	By:	/s/ Mac Armstrong
Mac Armstrong
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 5, 2026	By:	/s/ T. Christopher Uchida
T. Christopher Uchida
Chief Financial Officer (Principal Financial and Accounting Officer)